Form 10-Q
period 2019-09-30
Provident Bancorp, Inc. /MD/
filed 2019-11-08
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 001-39090

Provident Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	Applied for
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5 Market Street, Amesbury, Massachusetts	01913
(Address of Principal Executive Offices)	Zip Code

(978) 834-8555

(Registrant’s telephone number)

N/A
(Former name, former address, and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	PVBC	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 04, 2019, there were 19,484,493 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	September 30,	December 31,
(Dollars in thousands)	2019	2018
	(unaudited)
Assets
Cash and due from banks	$13,729	$10,941
Short-term investments	25,238	17,672
Cash and cash equivalents	38,967	28,613
Investments in available-for-sale securities (at fair value)	45,328	51,403
Federal Home Loan Bank stock, at cost	1,636	2,650
Loans, net	926,281	835,528
Bank owned life insurance	26,752	26,226
Premises and equipment, net	24,057	16,086
Other real estate owned	1,740	1,676
Accrued interest receivable	2,567	2,638
Deferred tax asset, net	6,347	6,437
Other assets	4,690	2,822
Total assets	$1,078,365	$974,079

Liabilities and Equity
Deposits:
Noninterest-bearing	$235,082	$195,293
Interest-bearing	662,198	572,803
Total deposits	897,280	768,096
Borrowings	29,983	68,022
Operating lease liabilities	3,881	-
Other liabilities	11,370	12,377
Total liabilities	942,514	848,495
Shareholders' equity:
Preferred stock; authorized 50,000 shares: no shares issued and outstanding	-	-
Common stock, no par value: 30,000,000 shares authorized; 9,658,284 shares issued, 9,621,822 shares outstanding at September 30, 2019 and 9,662,181 shares issued, 9,625,719 shares outstanding at December 31, 2018	-	-
Additional paid-in capital	46,911	45,895
Retained earnings	91,609	83,351
Accumulated other comprehensive income (loss)	559	(255)
Unearned compensation - ESOP	(2,440)	(2,619)
Treasury stock: 36,462 shares	(788)	(788)
Total shareholders' equity	135,851	125,584
Total liabilities and shareholders' equity	$1,078,365	$974,079

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$12,841	$10,219	$36,810	$29,420
Interest and dividends on securities	406	411	1,230	1,256
Interest on short-term investments	69	203	136	287
Total interest and dividend income	13,316	10,833	38,176	30,963
Interest expense:
Interest on deposits	1,691	1,225	4,659	3,154
Interest on borrowings	568	204	1,701	522
Total interest expense	2,259	1,429	6,360	3,676
Net interest and dividend income	11,057	9,404	31,816	27,287
Provision for loan losses	833	1,421	3,649	2,715
Net interest and dividend income after provision for loan losses	10,224	7,983	28,167	24,572
Noninterest income:
Customer service fees on deposit accounts	404	380	1,089	1,081
Service charges and fees - other	450	502	1,368	1,551
Gain on sale of securities, net	-	-	113	-
Bank owned life insurance income	175	172	525	515
Other income	11	5	47	43
Total noninterest income	1,040	1,059	3,142	3,190
Noninterest expense:
Salaries and employee benefits	4,478	4,150	13,046	12,583
Occupancy expense	373	456	1,567	1,323
Equipment expense	105	118	320	361
Data processing	188	200	542	597
Marketing expense	115	54	239	168
Professional fees	120	274	1,038	851
Directors' compensation	188	141	557	467
Other	893	830	2,780	2,660
Total noninterest expense	6,460	6,223	20,089	19,010
Income before income tax expense	4,804	2,819	11,220	8,752
Income tax expense	1,295	741	2,962	2,262
Net income	$3,509	$2,078	$8,258	$6,490

Earnings per share:
Basic	$0.38	$0.22	$0.89	$0.70
Diluted	$0.37	$0.22	$0.88	$0.70

Weighted Average Shares:
Basic	9,294,821	9,247,367	9,281,073	9,233,760
Diluted	9,383,497	9,355,410	9,338,413	9,309,712

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net income	$3,509	$2,078	$8,258	$6,490
Other comprehensive income (loss):
Unrealized holding gains (losses)	227	(411)	1,203	(1,717)
Reclassification adjustment for realized gains in net income	-	-	(113)	-
Unrealized gain (loss)	227	(411)	1,090	(1,717)
Income tax effect	(52)	100	(276)	428
Net of tax amount	175	(311)	814	(1,289)
Total comprehensive income	$3,684	$1,767	$9,072	$5,201

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended September 30, 2019 and 2018
				Accumulated
	Shares of	Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Total
Balance, June 30, 2019	9,621,822	$46,567	$88,100	$384	$(2,500)	$(788)	$131,763
Net income	-	-	3,509	-	-	-	3,509
Other comprehensive income	-	-	-	175	-	-	175
Stock-based compensation expense	-	245	-	-	-	-	245
ESOP shares earned	-	99	-	-	60	-	159
Balance, September 30, 2019	9,621,822	$46,911	$91,609	$559	$(2,440)	$(788)	$135,851

Balance, June 30, 2018	9,628,796	$45,250	$78,459	$(389)	$(2,738)	$(594)	$119,988
Net income	-	-	2,078	-	-	-	2,078
Other comprehensive loss	-	-	-	(311)	-	-	(311)
Stock-based compensation expense	-	215	-	-	-	-	215
Restricted stock award grants	4,862	-	-	-	-	-	-
Exercise of stock options	1,010	-	(21)	-	-	21	-
ESOP shares earned	-	107	-	-	59	-	166
Balance, September 30, 2018	9,634,668	$45,572	$80,516	$(700)	$(2,679)	$(573)	$122,136

	For the nine months ended September 30, 2019 and 2018
				Accumulated
	Shares of	Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Total
Balance, December 31, 2018	9,625,719	$45,895	$83,351	$(255)	$(2,619)	$(788)	$125,584
Net income	-	-	8,258	-	-	-	8,258
Other comprehensive income	-	-	-	814	-	-	814
Stock-based compensation expense	-	755	-	-	-	-	755
Restricted stock award grant forfeiture	(3,897)	-	-	-	-	-	-
ESOP shares earned	-	261	-	-	179	-	440
Balance, September 30, 2019	9,621,822	$46,911	$91,609	$559	$(2,440)	$(788)	$135,851

Balance, December 31, 2017	9,628,796	$44,592	$74,047	$589	$(2,857)	$(594)	$115,777
Net income	-	-	6,490	-	-	-	6,490
Other comprehensive loss	-	-	-	(1,289)	-	-	(1,289)
Stock-based compensation expense	-	695	-	-	-	-	695
Restricted stock award grants	4,862	-	-	-	-	-	-
Exercise of stock options	1,010	-	(21)	-	-	21	-
ESOP shares earned	-	285	-	-	178	-	463
Balance, September 30, 2018	9,634,668	$45,572	$80,516	$(700)	$(2,679)	$(573)	$122,136

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$8,258	$6,490
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	129	215
ESOP expense	440	463
Gain on sale of securities, net	(113)	-
Change in deferred loan fees, net	761	101
Provision for loan losses	3,649	2,715
Depreciation and amortization	960	550
Gain on disposals of premises and equipment	(9)	-
Decrease (increase) in accrued interest receivable	71	(239)
Deferred tax benefit	(185)	-
Share-based compensation expense	755	695
Increase in cash surrender value of life insurance	(526)	(515)
Principal repayments of operating lease obligations	(57)	-
Increase in other assets	(1,868)	(478)
(Decrease) increase in other liabilities	(905)	2,073
Net cash provided by operating activities	11,360	12,070

Cash flows from investing activities:
Purchases of available-for-sale securities	(13,729)	-
Proceeds from sales of available-for-sale securities	13,565	-
Proceeds from pay downs, maturities and calls of available-for-sale securities	7,313	7,022
Redemption (purchase) of Federal Home Loan Bank stock	1,014	(71)
Loan originations and purchases, net of paydowns	(95,163)	(43,970)
Additions to premises and equipment	(5,172)	(1,079)
Additions to assets held-for-sale	-	(147)
Proceeds from the sale of equipment	85	-
Additions to other real estate owned	(64)	-
Net cash used in investing activities	(92,151)	(38,245)

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2019	2018
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	111,907	12,189
Net increase (decrease) increase in time deposits	17,277	(10,776)
Proceeeds from advances from Federal Home Loan Bank	-	10,000
Net change in short-term borrowings	(38,039)	(6,939)
Net cash provided by financing activities	91,145	4,474

Net increase (decrease) in cash and cash equivalents	10,354	(21,701)
Cash and cash equivalents at beginning of period	28,613	47,689
Cash and cash equivalents at end of period	$38,967	$25,988

Supplemental disclosures:
Interest paid	$6,359	$3,716
Income taxes paid	3,369	2,520
Recognition of right-of-use assets in premises and equipment (1)	3,836	-
Recognition of operating lease liabilities (1)	3,938	-
Reclassification of accrued rent from other liabilities to premises and equipment (1)	102	-
Assets held-for-sale transferred to premises and equipment	-	3,433

(1) Adoption of ASU 2016-02, Leases (Note 15)

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2018 have been reclassified to be consistent with the 2019 consolidated financial statement presentation, and had no effect on the net income reported in the consolidated statement of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission on March 14, 2019.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, The Provident Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation and 5 Market Street Security Corporation. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account. All significant inter-company balances and transactions have been eliminated in consolidation.

(2) Corporate Structure

The Company was a Massachusetts-chartered corporation organized for the purpose of owning all of the outstanding capital stock of The Provident Bank (the “Bank”). Provident Bancorp, the Company’s mutual holding company (the “MHC”), owned approximately 52.3% of the Company’s stock.

On June 5, 2019, the Board of Trustees of Provident Bancorp (“MHC”) and the Board of Directors of the Company adopted a Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, the MHC has converted from the mutual holding company form of organization to the fully public form. The MHC merged into the Company, and the MHC no longer exists. The Company has merged into a new Maryland corporation named Provident Bancorp, Inc. As part of the conversion, the MHC’s ownership interest of the Company was offered for sale in a public offering. The existing publicly held shares of the Company, which represent the remaining ownership interest in the Company, were exchanged for new shares of common stock of Provident Bancorp, Inc., the new Maryland Corporation. The exchange ratio ensured that immediately after the conversion and public offering, the public shareholders of the Company own the same aggregate percentage of Provident Bancorp, Inc. common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares), adjusted to reflect assets held by the MHC. The conversion and offering were completed October 16, 2019 and, as a result, all of the capital stock of The Provident Bank is owned by Provident Bancorp, Inc., the Maryland corporation.

The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of The Provident Bank in an amount equal to the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus plus the MHC’s net assets (excluding its ownership of the Company). Following the completion of the conversion, the Company and The Provident Bank are not permitted to pay dividends on their capital stock if the shareholders’ equity of Provident Bancorp, Inc., the Maryland corporation, or the shareholder’s equity of The Provident Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.

Direct costs of the conversion and public offering were deferred and reduce the proceeds from the shares sold in the public offering. Costs of $819,000 have been incurred related to the conversion as of September 30, 2019.

Because the conversion and offering were completed after September 30, 2019, financial and other information is that of the Company, unless indicated.

The Bank, headquartered in Amesbury, Massachusetts operates its business from seven banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Bedford, and Seabrook, New Hampshire. The Bank also has four loan production offices in Boston, Hingham, and Dedham, Massachusetts and Portsmouth, New Hampshire. The Bank provides a variety of financial services to individuals and small businesses. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are commercial mortgages and commercial loans.

(3) Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance was effective for the Company on January 1, 2019. In July 2018, the FASB issued 2018-11, which allows a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted ASU 2016-02 on January 1, 2019 as a cumulative effect adjustment as of that date. The Company’s assets and liabilities increased by $3.8 million at the adoption date (see Note 15).

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. On October 16, 2019, FASB approved a delay on the implementation until January 2023 for smaller reporting companies as defined by the SEC. The amendments in this update will be effective for the Company on January 1, 2023. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (subtopic 310-20): “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments were effective for the Company on January 1, 2019. The Company adopted this guidance on January 1, 2019 and there was no impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU will be effective for the Company on January 1, 2020. As the guidance only revises disclosure requirements, the adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

(4) Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at September 30, 2019 and December 31, 2018:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
September 30, 2019
State and municipal securities	$10,824	$436	$-	$11,260
Asset-backed securities	5,676	126	2	5,800
Government mortgage-backed securities	28,100	256	88	28,268
Total available-for-sale securities	$44,600	$818	$90	$45,328

December 31, 2018
State and municipal securities	$20,118	$272	$135	$20,255
Asset-backed securities	6,512	-	141	6,371
Government mortgage-backed securities	25,135	138	496	24,777
Total available-for-sale securities	$51,765	$410	$772	$51,403

The scheduled maturities of debt securities were as follows at September 30, 2019:

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	605	606
Due after five years through ten years	1,520	1,535
Due after ten years	8,699	9,119
Government mortgage-backed securities	28,100	28,268
Asset-backed securities	5,676	5,800
	$44,600	$45,328

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at September 30, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2019
Temporarily impaired securities:
Asset-backed securities	$608	$2	$-	$-	$608	$2
Government mortgage-backed securities	3,898	13	5,830	75	9,728	88
Total temporarily impaired securities	$4,506	$15	$5,830	$75	$10,336	$90

December 31, 2018
Temporarily impaired securities:
State and municipal securities	$6,137	$115	$597	$20	$6,734	$135
Asset-backed securities	3,833	98	2,538	43	6,371	141
Government mortgage-backed securities	2,864	32	14,152	464	17,016	496
Total temporarily impaired securities	$12,834	$245	$17,287	$527	$30,121	$772

Government mortgage-backed and asset-backed securities: Management believes that no individual unrealized loss at September 30, 2019 represents an other-than-temporary impairment (OTTI) because the decline in fair value of these securities is primarily attributable to changes in market interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until market price recovery or maturity.

(5) Loans

A summary of loans is as follows:

	At		At
	September 30,		December 31,
	2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$412,214	43.82%	$364,867	43.00%
Commercial	422,972	44.96%	361,782	42.64%
Residential real estate	49,073	5.22%	57,361	6.76%
Construction and land development	41,139	4.37%	44,606	5.26%
Consumer	15,305	1.63%	19,815	2.34%
	940,703	100.00%	848,431	100.00%
Allowance for loan losses	(12,437)		(11,680)
Deferred loan fees, net	(1,985)		(1,223)
Net loans	$926,281		$835,528

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at June 30, 2019	$4,579	$5,289	$231	$649	$928	$114	$11,790
Charge-offs	-	-	-	-	(240)	-	(240)
Recoveries	-	20	3	-	31	-	54
Provision (credit)	366	339	(6)	15	63	56	833
Balance at September 30, 2019	$4,945	$5,648	$228	$664	$782	$170	$12,437

Balance at June 30, 2018	$4,106	$4,512	$282	$968	$735	$27	$10,630
Charge-offs	(790)	(50)	-	-	(128)	-	(968)
Recoveries	-	26	2	-	23	-	51
Provision (credit)	969	272	(22)	25	200	(23)	1,421
Balance at September 30, 2018	$4,285	$4,760	$262	$993	$830	$4	$11,134

	For the nine months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2018	$4,152	$5,742	$251	$738	$710	$87	$11,680
Charge-offs	-	(2,223)	-	-	(787)	-	(3,010)
Recoveries	-	35	7	-	76	-	118
Provision (credit)	793	2,094	(30)	(74)	783	83	3,649
Balance at September 30, 2019	$4,945	$5,648	$228	$664	$782	$170	$12,437

Balance at December 31, 2017	$4,483	$3,280	$300	$965	$649	$80	$9,757
Charge-offs	(790)	(101)	-	-	(526)	-	(1,417)
Recoveries	-	27	2	-	50	-	79
Provision (credit)	592	1,554	(40)	28	657	(76)	2,715
Balance at September 30, 2018	$4,285	$4,760	$262	$993	$830	$4	$11,134

The following table sets forth information regarding the allowance for loan losses and related loan balances by segment at September 30, 2019 and December 31, 2018:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
September 30, 2019
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$133	$-	$-	$-	$-	$133
Ending balance:
Collectively evaluated for impairment	4,945	5,515	228	664	782	170	12,304
Total allowance for loan losses ending balance	$4,945	$5,648	$228	$664	$782	$170	$12,437

Loans:
Ending balance:
Individually evaluated for impairment	$2,399	$3,902	$184	$216	$-		$6,701
Ending balance:
Collectively evaluated for impairment	409,815	419,070	48,889	40,923	15,305		934,002
Total loans ending balance	$412,214	$422,972	$49,073	$41,139	$15,305		$940,703

December 31, 2018
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$62	$1,039	$-	$-	$-	$-	$1,101
Ending balance:
Collectively evaluated for impairment	4,090	4,703	251	738	710	87	10,579
Total allowance for loan losses ending balance	$4,152	$5,742	$251	$738	$710	$87	$11,680

Loans:
Ending balance:
Individually evaluated for impairment	$1,853	$5,291	$388	$-	$-		$7,532
Ending balance:
Collectively evaluated for impairment	363,014	356,491	56,973	44,606	19,815		840,899
Total loans ending balance	$364,867	$361,782	$57,361	$44,606	$19,815		$848,431

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at September 30, 2019 and December 31, 2018:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans
September 30, 2019
Commercial real estate	$-	$-	$781	$781	$411,433	$412,214	$-	$1,123
Commercial	116	-	238	354	422,618	422,972	-	3,519
Residential real estate	261	-	735	996	48,077	49,073	-	1,049
Construction and land development	-	-	216	216	40,923	41,139	-	216
Consumer	94	87	80	261	15,044	15,305	-	80
Total	$471	$87	$2,050	$2,608	$938,095	$940,703	$-	$5,987

December 31, 2018
Commercial real estate	$742	$-	$519	$1,261	$363,606	$364,867	$-	$519
Commercial	40	-	3,167	3,207	358,575	361,782	-	4,830
Residential real estate	321	223	30	574	56,787	57,361		850
Construction and land development	-	-	-	-	44,606	44,606	-	-
Consumer	62	46	59	167	19,648	19,815	-	62
Total	$1,165	$269	$3,775	$5,209	$843,222	$848,431	$-	$6,261

Information about the Company’s impaired loans by portfolio segment was as follows at and for the nine months ended September 30, 2019 and at and for the year ended December 31, 2018:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
September 30, 2019
With no related allowance recorded:
Commercial real estate	$2,399	$2,406	$-	$2,442	$45
Commercial	1,995	2,133	-	2,397	20
Residential real estate	184	184	-	334	15
Construction and land development	216	216	-	216	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	4,794	4,939	-	5,389	80

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	1,907	1,981	133	3,133	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	1,907	1,981	133	3,133	-

Total
Commercial real estate	2,399	2,406	-	2,442	45
Commercial	3,902	4,114	133	5,530	20
Residential real estate	184	184	-	334	15
Construction and land development	216	216	-	216	-
Consumer	-	-	-	-	-
Total impaired loans	$6,701	$6,920	$133	$8,522	$80

December 31, 2018
With no related allowance recorded:
Commercial real estate	$1,334	$1,334	$-	$5,614	$69
Commercial	4,050	4,110	-	4,894	38
Residential real estate	388	388	-	396	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	5,772	5,832	-	10,904	127

With an allowance recorded:
Commercial real estate	519	519	62	519	-
Commercial	1,241	1,267	1,039	1,695	52
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	1,760	1,786	1,101	2,214	52

Total
Commercial real estate	1,853	1,853	62	6,133	69
Commercial	5,291	5,377	1,039	6,589	90
Residential real estate	388	388	-	396	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$7,532	$7,618	$1,101	$13,118	$179

The following summarizes troubled debt restructurings entered into during the nine months ended September 30, 2019:

(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
September 30, 2019
Troubled debt restructurings:
Commercial	1	$1,963	$1,963
	1	$1,963	$1,963

In the nine months ended September 30, 2019, the Company approved one troubled debt restructuring totaling $1.9 million. This commercial loan was placed on an extended 12-month interest-only period with re-amortization to follow. An impairment analysis was performed and a specific reserve of $133,000 was allocated to this relationship.

There were no troubled debt restructurings during the nine months ended September 30, 2018.

The following tables present the Company’s loans by risk rating and portfolio segment at September 30, 2019 and December 31, 2018:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total
September 30, 2019
Grade:
Pass	$387,921	$406,968	$-	$41,061	$-	$835,950
Special mention	5,188	11,463	-	-	-	16,651
Substandard	19,105	4,541	1,199	78	-	24,923
Not formally rated	-	-	47,874	-	15,305	63,179
Total	$412,214	$422,972	$49,073	$41,139	$15,305	$940,703

December 31, 2018
Grade:
Pass	$356,415	$339,079	$-	$44,606	$-	$740,100
Special mention	6,531	11,339	-	-	-	17,870
Substandard	1,921	10,447	571	-	-	12,939
Doubtful	-	917	-	-	-	917
Not formally rated	-	-	56,790	-	19,815	76,605
Total	$364,867	$361,782	$57,361	$44,606	$19,815	$848,431

Credit Quality Information

The Company utilizes a seven grade internal loan risk rating system for commercial real estate, construction and land development, and commercial loans as follows:

Loans rated 1-3: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 4: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 5: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 6: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 7: Loans in this category are considered uncollectible “loss” and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and land development, and commercial loans.

For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and rates such loans as pass. Subsequent risk rating downgrades are based upon the borrower’s payment activity.

(6) Deposits

A summary of deposit balances, by type is as follows:

	September 30,	December 31,
(In thousands)	2019	2018
NOW and demand	$323,225	$332,064
Regular savings	201,883	109,322
Money market deposits	257,499	229,314
Total non-certificate accounts	782,607	670,700

Certificate accounts of $250,000 or more	17,804	14,164
Certificate accounts less than $250,000	96,869	83,232
Total certificate accounts	114,673	97,396
Total deposits	$897,280	$768,096

In connection with the Company’s second-step conversion and related stock offering, cash proceeds of $86.9 million from stock subscription deposits were received during the third quarter of 2019 and are included as savings deposits as of September 30, 2019.

(7) Federal Home Loan Bank Advances

Borrowings from the Federal Home Loan Bank (the “FHLB”) are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial real estate loans and other qualified assets.

Maturities of advances from the FHLB as of September 30, 2019 are summarized as follows:

(In thousands)
Fiscal Year-End	Dollar Amount
2019	$4,997
2020	11,486
2021	5,000
2023	8,500
Total	$29,983

(8) Fair Value Measurements

The Company reports certain assets at fair value in accordance with GAAP, which defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

Basis of Fair Value Measurements

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2 - Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;
•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

An asset’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Fair Values of Assets Measured on a Recurring Basis

The Company’s investments in state and municipal, asset-backed and government mortgage-backed available-for-sale securities are generally classified within Level 2 of the fair value hierarchy. For these investments, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

The following summarizes financial instruments measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2019
State and municipal securities	$11,260	$-	$11,260	$-
Asset-backed securities	5,800	-	5,800	-
Mortgage-backed securities	28,268	-	28,268	-
Totals	$45,328	$-	$45,328	$-

December 31, 2018
State and municipal securities	$20,255	$-	$20,255	$-
Asset-backed securities	6,371	-	6,371	-
Mortgage-backed securities	24,777	-	24,777	-
Totals	$51,403	$-	$51,403	$-

Fair Values of Assets Measured on a Non-Recurring Basis

The Company’s only assets measured at fair value on a nonrecurring basis are loans identified as impaired for which a write-off or specific reserve has been recorded, and other real estate owned. Certain impaired loans of the Company are reported at the fair value of the underlying collateral, less estimated selling costs. The Company classifies impaired loans as Level 3 in the fair value hierarchy. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party, but can be adjusted and therefore classified as Level 3. The Company classifies other real estate owned as Level 2 in the fair value hierarchy if the Company has received a purchase and sales agreement.

The following summarizes assets measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2019
Impaired loans	$1,986	$-	$-	$1,986
Other real estate owned	1,740	-	1,740	-

December 31, 2018
Impaired loans	$659	$-	$-	$659
Other real estate owned	1,676	-	1,676	-

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input
September 30, 2019
Impaired loans	$1,986	Business valuation	Comparable company evaluations

December 31, 2018
Impaired loans	$659	Real estate appraisals and business valuation	Discount for dated appraisals and comparable company evaluations

(9) Fair Value of Financial Instruments

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at September 30, 2019 and December 31, 2018:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
September 30, 2019
Financial assets:
Cash and cash equivalents	$38,967	$38,967	$-	$-	$38,967
Available-for-sale securities	45,328	-	45,328	-	45,328
Federal Home Loan Bank of Boston stock	1,636	1,636	-	-	1,636
Loans, net	926,281	-	-	924,719	924,719
Accrued interest receivable	2,567	-	2,567	-	2,567
Financial liabilities:
Deposits	897,280	-	-	898,145	898,145
Borrowings	29,983	-	30,349	-	30,349

December 31, 2018
Financial assets:
Cash and cash equivalents	$28,613	$28,613	$-	$-	$28,613
Available-for-sale securities	51,403	-	51,403	-	51,403
Federal Home Loan Bank of Boston stock	2,650	2,650	-	-	2,650
Loans, net	835,528	-	-	827,090	827,090
Accrued interest receivable	2,638	-	2,638	-	2,638
Financial liabilities:
Deposits	768,096	-	-	768,010	768,010
Borrowings	68,022	-	67,846	-	67,846

(10) Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Federal Deposit Insurance Corporation (“FDIC”), which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a new Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of September 30, 2019 and December 31, 2018, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At September 30, 2019, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

The Bank’s actual capital amounts and ratios are presented in the following table.

			For Capital			To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2019
Total Capital (to Risk Weighted Assets)	$139,712	14.01%	$79,750	>	8.0%	$99,688	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	127,275	12.77	$59,813	>	6.0	79,750	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	127,275	12.77	$44,860	>	4.5	64,797	>	6.5
Tier 1 Capital (to Average Assets)	127,275	12.00	$42,413	>	4.0	53,016	>	5.0
December 31, 2018
Total Capital (to Risk Weighted Assets)	$128,939	14.55%	$70,891	>	8.0%	$88,614	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	117,855	13.30	53,168	>	6.0	70,891	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	117,855	13.30	39,876	>	4.5	57,599	>	6.5
Tier 1 Capital (to Average Assets)	117,855	12.69	37,157	>	4.0	46,446	>	5.0

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies, including the FDIC, were required to establish for qualifying institutions with assets of less than $10 billion of assets a “community bank leverage ratio” of between 8% to 10% tangible equity/consolidated assets. Institutions with capital levels meeting or exceeding the specified requirement will be considered to comply with the applicable regulatory capital requirements, including all risk-based requirements. A final rule issued by the federal regulators established a 9% community bank leverage ratio minimum for institutions to opt into the alternative framework, effective March 31, 2020.

From time to time, the Company may use capital management tools such as cash dividends and common share repurchases. In January 2017, the Company received a non-objection from the Federal Reserve Board to adopt a stock repurchase program for up to 625,015 shares of its common stock, or approximately 6.6% of the current outstanding shares. Through September 30, 2019, the Company had repurchased at an average price of $21.57 per share, a total of 37,471 shares out of the 625,015 shares authorized for repurchase under the Company’s repurchase program.

Liquidation Account

Upon the completion of the Company’s stock offering in 2015, a special “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to the percentage ownership interest in the equity of the Company to be held by persons other than the MHC as of the date of the latest balance sheet contained in the prospectus utilized in connection with the offering. The Company is not permitted to pay dividends on its capital stock if the Company’s shareholders’ equity would be reduced below the amount of the liquidation account. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.

(11) Employee Stock Ownership Plan

The Bank maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released per year through 2029 is 23,810.

The Company loaned funds to the ESOP to purchase 357,152 shares of the Company’s common stock at a price of $10.00 per share. The loan is payable annually over 15 years at a rate per annum equal to the Prime Rate as of December 31 (5.50% at December 31, 2018). Loan payments are principally funded by cash contributions from the Bank.

Shares held by the ESOP include the following:

	September 30, 2019	December 31, 2018
Allocated	95,240	71,430
Committed to be allocated	17,858	23,810
Unallocated	244,054	261,912
Total	357,152	357,152

The fair value of unallocated shares was approximately $5.9 million at September 30, 2019.

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2019 and 2018 was $159,000 and $166,000, respectively. Total compensation expense recognized for the nine months ended September 30, 2019 and 2018 was $440,000 and $463,000, respectively.

(12) Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares, treasury stock and unvested restricted stock is not deemed outstanding for earnings per share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Net Income attributable to common shareholders	$3,509	$2,078	$8,258	$4,412

Average number of common shares issued	9,658,284	9,660,543	9,659,569	9,658,405
Less:
average unallocated ESOP shares	(255,742)	(274,452)	(262,923)	(280,274)
average unvested restricted stock	(71,439)	(110,230)	(79,291)	(115,659)
average treasury stock acquired	(36,282)	(28,494)	(36,282)	(28,712)
Average number of common shares outstanding to calculate basic earnings per common share	9,294,821	9,247,367	9,281,073	9,233,760

Effect of dilutive unvested restricted stock and stock option awards	88,676	108,043	57,340	75,952
Average number of common shares outstanding to calculate diluted earnings per common share	9,383,497	9,355,410	9,338,413	9,309,712

Earnings per common share:
Basic	$0.38	$0.22	$0.89	$0.70
Diluted	$0.37	$0.22	$0.88	$0.70

(13) Share-Based Compensation

Under the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the "Equity Plan"), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan, with the total shares reserved for options equaling 446,440. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the term of each option is generally ten years. The total number of shares reserved for restricted stock or restricted units is 178,575. Options and other awards vest ratably over five years.

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

A summary of the status of the Company’s stock option grants for the nine months ended September 30, 2019, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	396,438	$17.89
Granted	-
Forfeited	-
Exercised	-
Outstanding at September 30, 2019	396,438	$17.89	7.24	$2,435,000
Outstanding and expected to vest at September 30, 2019	396,438	$17.89	7.24	$2,435,000
Vested and Exercisable at September 30, 2019	153,706	$17.65	7.17	$980,000
Unrecognized compensation cost	$929,000
Weighted average remaining recognition period (years)	2.24

For the three months ended September 30, 2019 and 2018, total expense for the stock options was $103,000 and $94,000, respectively. For the nine months ended September 30, 2019 and 2018, total expense for the stock options was $304,000 and $295,000, respectively.

Restricted Stock

Shares issued upon the granting of restricted stock may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will again be available for issuance under the Equity Plan. The fair market value of shares awarded, based on the market prices at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

The following table presents the activity in restricted stock awards under the Equity Plan for the nine months ended September 30, 2019:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at January 1, 2019	98,073	$18.13
Granted	-
Forfeited	-
Vested	(972)	27.20
Unvested restricted stock awards at September 30, 2019	97,101	$18.04
Unrecognized compensation cost	$1,273,000
Weighted average remaining recognition period (years)	2.24

For the three months ended September 30, 2019 and 2018, total expense for the restricted stock awards was $142,000 and $121,000, respectively. For the nine months ended September 30, 2019 and 2018, total expense for the restricted stock awards was $451,000 and $400,000, respectively.

(14) Commitments and Contingencies

Litigation

In April 2018, the Bank conducted a foreclosure sale of certain real and personal property which secured four non-accruing loans originally made by the Bank. The aggregate outstanding principal balance of these loans was approximately $7.5 million, of which (a) approximately $4.9 million was due and owing to the Bank and (b) approximately $2.6 million was due and owing to another financial institution who purchased participation interests in certain of these loans (the “Participant”). The Bank received approximately $8.3 million in proceeds from this foreclosure sale. The U.S. Small Business Administration (“SBA”), which also made a secured loan to the same obligors, disputed the Bank’s retention of, and claimed priority to, a portion of the proceeds generated from this foreclosure sale, alleging a breach of contract and sought monetary damages in the approximate amount of $2.0 million. As previously disclosed, we had segregated into a separate deposit account the entire amount in dispute, including the amount that would be provided to the participating institution. In June 2019, we settled this matter with the SBA and the participating institution for the amounts we had segregated and the settlement did not have a significant impact on our financial condition or results of operations.

(15)	Leases

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842). This standard required the Company to recognize on the balance sheet right-of-use assets and lease liabilities, which approximate the present value of the Company’s remaining lease payments. As of September 30, 2019, the Company recognized right-of-use assets and operating lease liabilities totaling $3.7 million and $3.9 million, respectively. The right-of-use assets are included in the total for premises and equipment net.

In July 2018, the FASB issued ASU No. 2018-11, which provided a practical expedient package for lessees. The Company has elected to use the expedient package and did not reassess whether any existing contracts contain leases; did not reassess the lease classification for existing leases; and did not reassess initial direct costs for any existing leases. As a result, all leases are considered operating leases. The Company’s leases do not provide an implicit rate so an incremental borrowing rate based on the information available at adoption date was used in determining the present value of future payments.

The lease liabilities recognized by the Company represent three leased branch locations. The Company’s leases have remaining initial contractual lease terms ranging from nine months to 16.5 years. The Company terminated the lease on the Hampton, New Hampshire branch effective May 2019; therefore, the Company chose to account for this lease using the short-term lease exemption and did not apply the new accounting guidance to this lease. Some of the Company’s leases include options to extend the lease for up to 20 years. The lease liabilities recognized include certain lease extensions as it is expected that the Company will use substantially all lease renewal options. Rent expense for the operating leases has been straight lined for the remaining lease term. For the three and nine months ended September 30, 2019, rent expense for the three operating leases totaled $72,000 and $215,000, respectively.

The maturities of the annual cash flows for the Company’s lease liabilities and other information as of September 30, 2019 are summarized as follows:

(Dollars in thousands)
Fiscal Year-End	Dollar Amount
2019	$41
2020	165
2021	172
2022	172
2023	172
Thereafter	6,461
Total lease payments	7,183
Less imputed interest	(3,302)
Total lease liabilities	$3,881

Weighted-average remaining lease term - operating leases	32.2 years
Weighted-average discount rate - operating leases	3.78%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 is intended to assist in understanding our financial condition and results of operations. Operating results for the three and nine month period ended September 30, 2019 may not be indicative of results for all of 2019 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believes,” “will,” “intends,” “may,” “will be,” “would” or similar expressions. Readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. These factors include general economic conditions, including trends and levels of interest rates; the ability of our borrowers to repay their loans; the ability of the Company or the Bank to effectively manage its growth; real estate values in the market area; loan demand; competition; changes in accounting policies; changes in laws and regulations; our success in introducing new products or entering new markets; our ability to retain key employees; failures or breaches of our IT systems; and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Annual and Quarterly Reports on Forms 10-K and 10-Q, and Current Reports on Form 8-K.

Except as required by applicable law and regulation, the Company does not undertake — and specifically disclaims any obligation — to update any forward-looking statements after the date of this quarterly report.

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company classifies a loan as impaired when, based on current information and events, it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2019 or during the year ended December 31, 2018.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate: We generally do not originate loans with a loan-to-value ratio greater than 80% and do not grant subprime loans. Loans with loan to value ratios greater than 80% require the purchase of private mortgage insurance. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate: Loans in this segment are primarily income-producing properties throughout Massachusetts and New Hampshire. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

Construction and land development: Loans in this segment primarily include speculative and pre-sold real estate development loans for which payment is derived from sale of the property and a conversion of the construction loans to permanent loans for which payment is then derived from cash flows of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial: Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer: Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.

We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. All troubled debt restructurings are initially classified as impaired.

An unallocated component can be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Stock-based Compensation Plans. The Company measures and recognizes compensation cost relating to stock-based payment transactions based on the grant-date fair value of the equity instruments issued. Stock-based compensation is recognized over the period the employee is required to provide services for the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. The determination of fair value involves a number of significant estimates, which require a number of assumptions to determine the model inputs. The fair value of restricted stock is recorded based on the grant date value of the equity instrument issued.

Income Taxes. The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized.

The Company examines its significant income tax positions quarterly to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

Balance Sheet Analysis

Assets. Total assets were $1.1 billion at September 30, 2019, representing an increase of $104.3 million, or 10.7%, from $974.1 million at December 31, 2018. The increase resulted primarily from increases in net loans of $90.8 million, cash and cash equivalents of $10.4 million, premises and equipment of $8.0 million, and other assets of $1.9 million. The increases were partially offset by decreases in available-for-sale investment securities of $6.1 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $10.4 million, or 36.2%, to $39.0 million at September 30, 2019 from $28.6 million at December 31, 2018. The increase in cash and cash equivalents resulted primarily from the receipt of stock subscription orders pending completion of our stock offering, offset partially by repayments of borrowings.

Loans. At September 30, 2019, net loans were $926.3 million, or 85.9% of total assets, compared to $835.5 million, or 85.8% of total assets, at December 31, 2018. Increases in commercial loans of $61.2 million, or 16.9%, and in commercial real estate loans of $47.3 million, or 13.0%, were partially offset by decreases in residential real estate loans of $8.3 million, or 14.4%, construction and land development loans of $3.5 million, or 7.8%, and consumer loans of $4.5 million, or 22.8%. Our commercial loan growth is attributed to a continued focus on our specialized renewable energy loans and enterprise value loans. Renewable energy loans increased $11.5 million, or 22.7%, to $61.8 million at September 30, 2019 from $50.4 million at December 31, 2018. Enterprise value loans increased $26.1 million, or 18.8%, to $164.9 million at September 30, 2019 from $138.8 million at December 31, 2018. Our commercial real estate loan growth is primarily due to the funding of two real estate purchases of mobile home parks totaling $29.8 million.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	September 30,		December 31,
	2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$412,214	43.82%	$364,867	43.00%
Commercial	422,972	44.96%	361,782	42.64%
Residential real estate	49,073	5.22%	57,361	6.76%
Construction and land development	41,139	4.37%	44,606	5.26%
Consumer	15,305	1.63%	19,815	2.34%
	940,703	100.00%	848,431	100.00%
Allowance for loan losses	(12,437)		(11,680)
Deferred loan fees, net	(1,985)		(1,223)
Net loans	$926,281		$835,528

Premises and Equipment. Premises and equipment increased $8.0 million, or 49.6%, to $24.1 million at September 30, 2019, from $16.1 million at December 31, 2018. The increase was primarily due to increases in construction in progress costs and the adoption of FASB ASU No. 2016-02, Leases (Topic 842). In January 2017, the Company purchased a building in Portsmouth, New Hampshire with the intention of using a majority of the space for banking operations. The construction in progress costs increased $4.3 million, or 77.3%, to $9.8 million at September 30, 2019 from $5.6 million at December 31, 2018. ASU No. 2016-02 became effective January 1, 2019 and required us to recognize on our balance sheet right-of-use assets, which approximate the present value of the remaining lease payments. As of September 30, 2019, the balance of the right-of-use assets was $3.7 million.

Other Assets. Other assets increased $1.9 million, or 66.3%, to $4.7 million at September 30, 2019 from $2.8 million at December 31, 2018. The increase is primarily due to an increase in receivables and deferred expenses from our second-step conversion and related stock offering.

Securities. Investments in available-for-sale securities decreased $6.1 million, or 11.8%, to $45.3 million at September 30, 2019 from $51.4 million at December 31, 2018. The decrease is primarily due to principal paydowns on government mortgage-backed securities, partially offset by an increase in the fair value of the securities.

Deposits. Total deposits increased $129.2 million, or 16.8%, to $897.3 million at September 30, 2019 from $768.1 million at December 31, 2018. The primary reason for the increase in deposits was due to an increase of $92.6 million, or 84.7%, in savings accounts, an increase of $17.3 million, or 17.7%, in time deposits, and an increase in money market accounts of $28.2 million, or 12.3%, partially offset by a decrease in NOW and demand deposits of $8.8 million, or 2.7%. The increase in savings accounts is primarily due to the receipt of stock subscription orders pending completion of our stock offering. The increase in time deposits is primarily due to increases in brokered certificates of deposit of $6.8 million, or 12.1%, and an increase of $8.8 million, or 169.6%, from Qwickrate, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits. Money market deposits increased due to deposit initiatives. NOW and demand deposits decreased due to the decrease in some of our high rate relationships within this category.

Borrowings. Borrowings at September 30, 2019 consisted of Federal Home Loan Bank advances and at December 31, 2018 consisted of Federal Home Loan Bank advances and Federal Reserve Bank borrowings from the borrower-in-custody program. Borrowings decreased $38.0 million, or 55.9%, to $30.0 million at September 30, 2019 from $68.0 million at December 31, 2018. The decrease was primarily due to the repayment of borrowings from the receipt of stock subscription proceeds pending completion of our stock offering.

Other Liabilities. Other liabilities decreased $1.0 million, or 8.1%, to $11.4 million at September 30, 2019 from $12.4 million at December 31, 2018. The decrease was primarily due to the settlement of the lawsuit involving certain subordinated lienholders that disputed the priority of the Bank’s liens and the right of the Bank to retain proceeds from a foreclosure sale.

Shareholders’ Equity. Total shareholders’ equity increased $10.3 million, or 8.2%, to $135.9 million at September 30, 2019, from $125.6 million at December 31, 2018. The increase was due to year-to-date net income of $8.3 million, other comprehensive income of $814,000, stock-based compensation expense of $755,000, and employee stock option plan shares earned of $440,000. Book value per share increased to $14.12 at September 30, 2019 from $13.05 at December 31, 2018.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	September 30,	December 31,
(Dollars in thousands)	2019	2018
Non-accrual loans:
Real estate:
Commercial	$1,123	$519
Residential	1,049	850
Construction and land development	216	-
Commercial	3,519	4,830
Consumer	80	62
Total non-accrual loans	5,987	6,261

Accruing loans past due 90 days or more	-	-
Other real estate owned	1,740	1,676
Total non-performing assets	$7,727	$7,937

Total loans (1)	$938,718	$847,208
Total assets	$1,078,365	$974,079
Total non-performing loans to total loans (1)	0.64%	0.74%
Total non-performing assets to total assets	0.72%	0.81%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs.

The decrease in non-performing commercial loans at September 30, 2019 compared to December 31, 2018 was primarily due to workouts of the portfolio. Non-accrual loans as of September 30, 2019 consist primarily of three commercial relationships. Of the three relationships, one totaling $1.9 million was originated through the BancAlliance network. BancAlliance has a membership of approximately 200 community banks that together participate in middle market commercial and industrial loans as a way to diversify their commercial portfolio. All impaired loan relationships have been evaluated and specific reserves of $133,000 were allocated as of September 30, 2019.

The Company has cooperative relationships with the vast majority of its non-performing loan customers. Repayment of non-performing loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying collateral. The Company pursues the resolution of all non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, the Company will initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.

Allowance for Loan Losses. The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Allowance at beginning of period	$11,680	$9,757
Provision for loan losses	3,649	2,715
Charge offs:
Real estate:
Commercial	-	790
Residential	-	-
Construction and land development	-	-
Commercial	2,223	101
Consumer	787	526
Total charge-offs	3,010	1,417

Recoveries:
Real estate:
Commercial	-	-
Residential	7	2
Construction and land development	-	-
Commercial	35	27
Consumer	76	50
Total recoveries	118	79

Net charge-offs	2,892	1,338

Allowance at end of period	$12,437	$11,134

Non-performing loans at end of period	$5,987	$7,354
Total loans outstanding at end of period (1)	938,718	794,426
Average loans outstanding during the period (1)	892,189	772,839

Allowance to non-performing loans	207.73%	151.40%
Allowance to total loans outstanding at end of period	1.32%	1.40%
Net charge-offs to average loans outstanding during the during the period (annualized)	0.43%	0.23%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

During the nine months ended September 30, 2019, total net charge-offs were $2.9 million compared to net charge-offs of $1.3 million for the same period in 2018. Charge-offs in 2019 primarily resulted from three commercial relationships. The Bank charged-off $601,000 for a traditional commercial and industrial relationship with the acceptance of a short-sale of the business. In addition, the Bank charged-off one commercial and industrial loan totaling $917,000 and accepted a short-sale of another loan, each of which was originated through the BancAlliance network. The accepted short-sale resulted in a charge-off of $589,000 on a $1.2 million loan relationship. As of September 30, 2019, the Bank has seven BancAlliance loan relationships remaining totaling $9.2 million. Out of the seven relationships, four totaling $4.7 million are pass rated and three totaling $4.5 million are substandard. During the nine months ended September 30, 2019, one relationship totaling $1.9 million was put on non-accrual and deemed impaired. We have allocated specific reserves totaling $133,000 for this relationship. Our last BancAlliance loan origination was in February 2017, and at this time we are not anticipating originating any new loans through this network.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

General. Net income increased $1.4 million, or 68.9%, to $3.5 million for the three months ended September 30, 2019 from $2.1 million for the three months ended September 30, 2018. The increase was primarily related to an increase of $1.7 million in net interest and dividend income, and a decrease in provision for loan losses of $588,000, partially offset by an increase in noninterest expense of $237,000.

Interest and Dividend Income. Interest and dividend income increased $2.5 million, or 22.9%, to $13.3 million for the three months ended September 30, 2019 from $10.8 million for the three months ended September 30, 2018. This increase was primarily attributable to an increase in interest and fees on loans, which increased $2.6 million, or 25.7%, to $12.8 million for the three months ended September 30, 2019 from $10.2 million for the three months ended September 30, 2018.

The increase in interest income on loans was due to an increase in the average balance of loans of $151.5 million, or 19.5%, to $930.1 million for the three months ended September 30, 2019, from $778.7 million for the three months ended September 30, 2018. In addition, interest income increased due to the yield on loans increasing 27 basis points to 5.52% for the three months ended September 30, 2019 due to our continued focus on higher-yielding commercial lending.

Interest Expense. Interest expense increased $830,000, or 58.1%, to $2.3 million for the three months ended September 30, 2019 from $1.4 million for the three months ended September 30, 2018, caused by an increase in interest expense on deposits and borrowings. Interest expense on deposits increased $466,000, or 38.0%, to $1.7 million for the three months ended September 30, 2019 from $1.2 million for the three months ended September 30, 2018. This is due primarily to an increase in the average rate paid on interest-bearing deposits of 27 basis points to 1.13% for the three months ended September 30, 2019 from 0.86% for the three months ended September 30, 2018. The increase in the average rate was primarily the result of increases in the average rates paid on money market accounts and certificates of deposit, partially offset by a decrease in rates paid on NOW accounts. The average rates paid on money market accounts and certificates of deposit increased due to changes in the market rate environment. The average rate paid on NOW accounts decreased due to decreases in balances of some of our high rate relationships within this category. Interest expense on deposits also increased due to an increase in the average balance of interest-bearing deposits of $31.8 million, or 5.6%, to $599.2 million for the three months ended September 30, 2019 from $567.4 million for the three months ended September 30, 2018. The increase resulted primarily from an increase in the average balance of certificates of deposit, which increased $40.1 million, or 43.4%.

Interest expense on borrowings increased $364,000, or 178.4%, to $568,000 for the three months ended September 30, 2019 from $204,000 for the three months ended September 30, 2018. The interest expense on borrowings increased mainly due to the increase in average outstanding balance of $60.9 million, or 199.8%, to $91.4 million for the three months ended September 30, 2019, as we borrowed funds to support loan growth.

Net Interest and Dividend Income. Net interest and dividend income increased by $1.7 million, or 17.6%, to $11.1 million for the three months ended September 30, 2019 from $9.4 million for the three months ended September 30, 2018. The growth in net interest and dividend income this quarter over the prior year’s third quarter is primarily the result of an increase in our average interest earning assets of $122.7 million, or 14.0%, and an increase in net interest margin of 13 basis points to 4.44%.

Provision for Loan Losses. The provision for loan losses was $833,000 for the three months ended September 30, 2019 compared to $1.4 million for the three months ended September 30, 2018. The changes in the provision were based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. During the three months ended September 30, 2019, we had $186,000 in loan net charge-offs.

The provision recorded resulted in an allowance for loan losses of $12.4 million, or 1.32% of total loans, at September 30, 2019, compared to $11.7 million, or 1.38% of total loans, at December 31, 2018, and $11.1 million, or 1.40% of total loans, at September 30, 2018. Non-accrual loans as of September 30, 2019 consisted primarily of three commercial relationships. Impairment was evaluated and specific reserves of $133,000 were allocated to impaired loans as of September 30, 2019.

As of September 30, 2019, the Bank has seven BancAlliance loan relationships remaining totaling $9.2 million. Out of the seven relationships, four totaling $4.7 million are pass rated and three totaling $4.5 million are substandard. Included in the substandard loans is one relationship totaling $1.9 million that is on non-accrual and deemed impaired. We have allocated specific reserves totaling $133,000 for this relationship. Our last BancAlliance loan origination was in February 2017 and at this time we are not anticipating originating any new loans through this network.

Noninterest Income. Noninterest income decreased $19,000, or 1.8%, and was $1.0 million for the three months ended September 30, 2019 compared to $1.1 million for the three months ended September 30, 2018. The decrease is primarily due to a decrease in other service charges and fees of $52,000, or 10.4%, partially offset by an increase of $24,000, or 6.3%, in customer service fees on deposit accounts.

Noninterest Expense. Noninterest expense increased $237,000, or 3.8%, to $6.5 million for the three months ended September 30, 2019 compared to $6.2 million for the three months ended September 30, 2018. The increase is primarily due to an increase in salaries and employee benefits expense, marketing expense and other expense, partially offset by a decrease in professional fees and occupancy expense. The increase of $328,000, or 7.9%, for the three months ended September 30, 2019 in salary and employee benefits was primarily due to a higher number of sales and operations positions compared to the same period in 2018. The increase in marketing expense of $61,000, or 113%, was primarily due to costs associated with updating the Bank’s website. Other expense increased $63,000, or 7.6%, due to increased telecommunication expenses and other real estate owned expenses. The decrease in professional fees of $154,000, or 56.2%, for the three months ended September 30, 2019 was due to legal expenses incurred in 2018 related to certain subordinated lienholders that disputed the priority of the Bank’s liens and the right of the Bank to retain proceeds from a foreclosure sale. During the three months ending September 30, 2019, the Bank received a partial recovery of the legal costs incurred from the lawsuit from an insurance claim totaling $222,000. Occupancy expense decreased $83,000, or 18.2%, due to the closure of our Hampton, New Hampshire branch.

Income Tax Provision. We recorded a provision for income taxes of $1.3 million for the three months ended September 30, 2019, reflecting an effective tax rate of 27.0%, compared to a provision of $741,000 for the three months ended September 30, 2018, reflecting an effective tax rate of 26.3%.

Average Balance Sheet and Related Yields and Rates

The following tables set forth the average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the amount of tax free interest-earning assets is immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended September 30,
	2019			2018
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans	$930,115	$12,841	5.52%	$778,646	$10,219	5.25%
Short-term investments	14,459	69	1.91%	38,307	203	2.12%
Investment securities	47,302	346	2.93%	54,405	381	2.80%
Federal Home Loan Bank stock	4,101	60	5.85%	1,945	30	6.17%
Total interest-earning assets	995,977	13,316	5.35%	873,303	10,833	4.96%
Non-interest earning assets	64,622			49,289

Total assets	$1,060,599			$922,592

Interest-bearing liabilities:
Savings accounts	$137,121	138	0.40%	$123,178	97	0.31%
Money market accounts	232,149	717	1.24%	231,896	630	1.09%
NOW accounts	97,323	76	0.31%	119,821	150	0.50%
Certificates of deposit	132,593	760	2.29%	92,475	348	1.51%
Total interest-bearing deposits	599,186	1,691	1.13%	567,370	1,225	0.86%
Borrowings	91,356	568	2.49%	30,467	204	2.68%
Total interest-bearing liabilities	690,542	2,259	1.31%	597,837	1,429	0.96%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	221,409			191,802
Other noninterest-bearing liabilities	14,553			11,162
Total liabilities	926,504			800,801
Total equity	134,095			121,791
Total liabilities and equity	$1,060,599			$922,592

Net interest income		$11,057			$9,404
Interest rate spread (1)			4.04%			4.00%
Net interest-earning assets (2)	$305,435			$275,466
Net interest margin (3)			4.44%			4.31%
Average interest-earning assets to interest-bearing liabilities	144.23%			146.08%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effect attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Three Months Ended September 30, 2019
	Compared to the Three Months Ended September 30, 2018
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$553	$2,069	$2,622
Short-term investments	(18)	(116)	(134)
Investment securities	16	(51)	(35)
Federal Home Loan Bank stock	(2)	32	30

Total interest-earning assets	549	1,934	2,483

Interest-bearing liabilities:
Savings accounts	29	12	41
Money market accounts	86	1	87
NOW accounts	(49)	(25)	(74)
Certificates of deposit	225	187	412

Total interest-bearing deposits	291	175	466

Borrowings	(15)	379	364

Total interest-bearing liabilities	277	553	830

Change in net interest income	$272	$1,381	$1,653

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

General. Net income increased $1.8 million, or 27.2%, to $8.3 million for the nine months ended September 30, 2019 from $6.5 million for the nine months ended September 30, 2018. The increase was primarily related to an increase of $4.5 million in net interest and dividend income, partially offset by an increase in provision for loan losses of $934,000, an increase in noninterest expense of $1.1 million, and an increase in income tax expense of $700,000.

Interest and Dividend Income. Interest and dividend income increased $7.2 million, or 23.3%, to $38.2 million for the nine months ended September 30, 2019 from $31.0 million for the nine months ended September 30, 2018. This increase was primarily attributable to an increase in interest and fees on loans, which increased $7.4 million, or 25.1%, to $36.8 million for the nine months ended September 30, 2019 from $29.4 million for the nine months ended September 30, 2018. The increase in interest and fees on loans was partially offset by a decrease in interest on short-term investments of $151,000, or 52.6%, to $136,000 for the nine months ended September 30, 2019 from $287,000 for the nine months ended September 30, 2018.

The increase in interest income on loans was due to an increase in the average balance of loans of $119.4 million, or 15.4%, to $892.2 million for the nine months ended September 30, 2019 from $772.8 million for the nine months ended September 30, 2018. In addition, interest income increased due to the yield on loans increasing 42 basis points to 5.50% for the nine months ended September 30, 2019 due to our continued focus on higher-yielding commercial lending. The decrease in interest on short-term investments was due to a decrease in the average balance of short-term investments of $10.1 million, or 52.1%, to $9.3 million for the nine months ended September 30, 2019 from $19.3 million for the nine months ended September 30, 2018 as funds were utilized for loan growth.

Interest Expense. Interest expense increased $2.7 million, or 73.0%, to $6.4 million for the nine months ended September 30, 2019 from $3.7 million for the nine months ended September 30, 2018, caused by an increase in interest expense on deposits and borrowings. Interest expense on deposits increased $1.5 million, or 47.7%, to $4.7 million for the nine months ended September 30, 2019 from $3.2 million for the nine months ended September 30, 2018. This is due to an increase in the average rate paid on interest-bearing deposits of 32 basis points to 1.08% for the nine months ended September 30, 2019 from 0.76% for the nine months ended September 30, 2018. The increase in the average rate was primarily the result of increases in the average rates paid on money market accounts and certificates of deposit, partially offset by a decrease in rates paid on NOW accounts. The average rates paid on money market accounts and certificates of deposit increased due to changes in the market rate environment. The average rate paid on NOW accounts decreased due to decreases in balances of some of our high rate relationships within this category. Interest expense on deposits also increased due to an increase in the average balance of interest-bearing deposits of $23.6 million, or 4.2%, to $577.8 million for the nine months ended September 30, 2019 from $554.2 million for the nine months ended September 30, 2018. The increase resulted primarily from an increase in the average balance of certificates of deposits, which increased $23.3 million, or 24.2%.

Interest expense on borrowings increased $1.2 million, or 225.9%, to $1.7 million for the nine months ended September 30, 2019 from $522,000 for the nine months ended September 30, 2018. The interest expense on borrowings increased primarily due to the increase in average outstanding balance of $57.5 million, or 190.8% to $87.6 million for the nine months ended September 30, 2019, as we borrowed funds to support loan growth.

Net Interest and Dividend Income. Net interest and dividend income increased $4.5 million, or 16.6%, to $31.8 million for the nine months ended September 30, 2019 from $27.3 million for the nine months ended September 30, 2018. The increase was due to both higher balances of earning assets and expanding margins. Our net interest rate spread increased five basis points to 4.06% for the nine months ended September 30, 2019 from 4.01% for the nine months ended September 30, 2018. Our net interest margin increased 17 basis points to 4.44% for the nine months ended September 30, 2019 from 4.27% for the nine months ended September 30, 2018.

Provision for Loan Losses. The provision for loan losses was $3.6 million for the nine months ended September 30, 2019 compared to $2.7 million for the nine months ended September 30, 2018. The changes in the provision and allowance for loan losses are based on management’s assessment of loan portfolio growth and composition trends, historical charge-off trends, levels of problem loans and other asset quality trends. During the nine months ended September 30, 2019, we had $2.9 million in loan net charge-offs, for which we had allocated $1.1 million in specific reserves as of December 31, 2018. The charge-offs resulted in additional provision expense of $1.8 million for 2019.

The provision recorded resulted in an allowance for loan losses of $12.4 million, or 1.32% of total loans at September 30, 2019, compared to $11.7 million, or 1.38% of total loans, at December, 2018 and $11.1 million, or 1.40% of total loans, at September 30, 2018. Non-accrual loans as of September 30, 2019 were primarily comprised of three commercial relationships with a total carrying value of $3.9 million. Impairment was evaluated and specific reserves of $133,000 were allocated to impaired loans as of September 30, 2019.

Our net charge-offs as a percent of average loans increased to 0.44% for the nine months ended September 30, 2019 as compared to 0.23% for the same period in 2018. The primary reason for the increase in net charge-offs resulted from our charging-off three commercial loan relationships, totaling $2.1 million, in the first nine months of 2019. Two of those relationships that were charged-off totaling $1.5 million were originated through the BancAlliance network.

As of September 30, 2019, the Bank has seven BancAlliance loan relationships remaining totaling $9.2 million. Out of the seven relationships, four totaling $4.7 million are pass rated and three totaling $4.5 million are substandard. Included in the substandard loans is one relationship totaling $1.9 million that is on non-accrual and deemed impaired. We have allocated specific reserves totaling $133,000 for this relationship. Our last BancAlliance loan origination was in February 2017 and at this time we are not anticipating originating any new loans through this network.

Noninterest Income. Noninterest income decreased $48,000, or 1.5%, to $3.1 million for the nine months ended September 30, 2019 compared to $3.2 million for the nine months ended September 30, 2018. The decrease was primarily caused by a decrease in other service charges and fees of $183,000 partially offset by the gain on sale of securities. The decrease in other service charges and fees was primarily due to a decrease in loan prepayments compared to the same period in 2018. Gain on sales of securities was $113,000 for the nine months ended September 30, 2019 compared to zero for the nine months ended September 30, 2018. We repositioned some of our securities portfolio by selling some municipal and mortgage-backed securities that were close to maturity and reinvested the proceeds into longer-term mortgage-backed securities.

Noninterest Expense. Noninterest expense increased $1.1 million, or 5.7%, to $20.1 million for the nine months ended September 30, 2019 from $19.0 million for the nine months ended September 30, 2018. The primary increases for the nine months ended September 30, 2019 were salary and employee benefits expense, occupancy expense, professional fees, and other expense. The increase of $463,000, or 3.7%, for the nine months ended September 30, 2019 in salary and employee benefits was primarily due to a higher number of sales and operations positions compared to the same period in 2018. The increase of $244,000, or 18.4%, in occupancy expense for the nine months ended September 30, 2019 was primarily due to the acceleration of our leasehold improvements amortization related to the closure of our Hampton, New Hampshire branch in May 2019. The increase of $187,000, or 22.0%, for the nine months ended September 30, 2019 in professional fees was primarily due to increased consulting services to aid in our efforts to implement a continuous improvement culture and our development of deposit products and services. The increase of $120,000, or 4.5%, in other expense was primarily due to other real estate owned expenses and increased telecommunication expenses.

Income Tax Provision. We recorded a provision for income taxes of $3.0 million for the nine months ended September 30, 2019, reflecting an effective tax rate of 26.4%, compared to a provision of $2.3 million for the nine months ended September 30, 2018, reflecting an effective tax rate of 25.8%.

Average Balance Sheet and Related Yields and Rates

The following tables set forth the average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the amount of tax free interest-earning assets is immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Nine Months Ended September 30,
	2019			2018
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans	$892,189	$36,810	5.50%	$772,839	$29,420	5.08%
Short-term investments	9,262	136	1.96%	19,345	287	1.98%
Investment securities	49,078	1,084	2.94%	56,993	1,176	2.75%
Federal Home Loan Bank stock	3,875	146	5.02%	1,892	80	5.64%
Total interest-earning assets	954,404	38,176	5.33%	851,069	30,963	4.85%
Non-interest earning assets	62,913			49,406

Total assets	$1,017,317			$900,475

Interest-bearing liabilities:
Savings accounts	$121,471	324	0.36%	$117,533	224	0.25%
Money market accounts	229,079	2,083	1.21%	225,144	1,537	0.91%
NOW accounts	107,353	305	0.38%	115,000	450	0.52%
Certificates of deposit	119,889	1,947	2.17%	96,563	943	1.30%
Total interest-bearing deposits	577,792	4,659	1.08%	554,240	3,154	0.76%
Borrowings	87,556	1,701	2.59%	30,104	522	2.31%
Total interest-bearing liabilities	665,348	6,360	1.27%	584,344	3,676	0.84%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	205,004			186,497
Other noninterest-bearing liabilities	15,050			10,447
Total liabilities	885,402			781,288
Total equity	131,915			119,187
Total liabilities and equity	$1,017,317			$900,475

Net interest income		$31,816			$27,287
Interest rate spread (1)			4.06%			4.01%
Net interest-earning assets (2)	$289,056			$266,725
Net interest margin (3)			4.44%			4.27%
Average interest-earning assets to interest-bearing liabilities	143.44%			145.65%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effect attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Nine Months Ended September 30, 2019
	Compared to the Nine Months Ended September 30, 2018
	Increase (Decrease) Due to		Total
(in thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$2,600	$4,790	$7,390
Interest-earning deposits	(2)	(149)	(151)
Investment securities	79	(171)	(92)
Federal Home Loan Bank stock	(10)	76	66

Total interest-earning assets	2,667	4,546	7,213

Interest-bearing liabilities:
Savings accounts	92	8	100
Money market accounts	519	27	546
Now accounts	(117)	(28)	(145)
Certificates of deposit	736	268	1,004

Total interest-bearing deposits	1,230	275	1,505

Borrowings	70	1,109	1,179

Total interest-bearing liabilities	1,300	1,384	2,684

Change in net interest income	$1,367	$3,162	$4,529

Management of Market Risk

Net Interest Income Simulation. We analyze our sensitivity to changes in interest rates through a net interest income simulation model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period in the current interest rate environment. We then calculate what the net interest income would be for the same period under the assumption that interest rates increase 200 basis points from current market rates and under the assumption that interest rates decrease 200 basis points from current market rates, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning September 30, 2019.

	At September 30,
(Dollars in thousands)	2019
Changes in	Estimated
Interest Rates	Net Interest Income
(Basis Points)	Over Next 12 Months	Change
200	$46,159	(0.50%)
0	46,410	-
-100	46,300	(0.20%)

Economic Value of Equity Simulation. We also analyze the sensitivity of our financial condition to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates, and under the assumption that interest rates decrease 100 and 200 basis points from current market rates.

The following table presents the estimated changes in EVE of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of September 30, 2019.

	At September 30,
(Dollars in thousands)	2019
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change
400	$188,167	3.60%
300	188,395	3.70%
200	187,925	3.50%
100	186,388	2.60%
0	181,594	-
-100	170,776	(6.00%)

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities, FHLB advances, and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $39.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $45.3 million at September 30, 2019.

At September 30, 2019, we had the ability to borrow a total of $205.1 million from the Federal Home Loan Bank of Boston. On that date, we had $30.0 million in advances outstanding. At September 30, 2019, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $178.8 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At September 30, 2019 and December 31, 2018, we had $16.5 million and $42.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at September 30, 2019 and December 31, 2018, we had $196.2 million and $187.8 million in unadvanced funds to borrowers, respectively. We also had $1.7 million and $1.5 million in outstanding letters of credit at September 30, 2019 and December 31, 2018, respectively.

Certificates of deposit due within one year of September 30, 2019 totaled $75.3 million, or 8.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended September 30, 2019, we originated $212.7 million of loans, all of which were intended to be held in our portfolio, and did not purchase any loans. We purchased $13.7 million and sold $13.6 million in securities. During the nine months ended September 30, 2018, we originated $195.7 million of loans, all of which were intended to be held in our portfolio and we purchased $3.0 million in loans. We did not purchase any securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $129.2 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Borrowings decreased $38.0 million and increased $3.1 million during the nine months ended September 30, 2019 and 2018, respectively.

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the FDIC. At September 30, 2019, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	On January 26, 2017, the Company announced a repurchase program under which it would repurchase up to 6.6% of the then-outstanding shares of the Company’s common stock (625,015 shares) from time to time, depending on market conditions. The repurchase authorization terminated in connection with our conversion and stock offering. As of September 30, 2019, the Company had repurchased 37,471 shares at an average price of $21.57 per share. For the three months ended September 30, 2019, there were no repurchases of common stock of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Provident Bancorp, Inc. (1)
3.2	Bylaws of Provident Bancorp, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

_________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: November 7, 2019	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: November 7, 2019	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

