Form 10-K
period 2019-12-31
Provident Bancorp, Inc. /MD/
filed 2020-03-13
CIK 1778784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
Commission File Number: 001-39090
PROVIDENT BANCORP, INC.
(Exact name of registrant as specified in its charter)
Maryland	84-4132422
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)
5 Market Street, Amesbury, Massachusetts	01913
(Address of principal executive offices)	(Zip Code)
(978) 834-8555
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	PVBC	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price as of October 17,2019, as reported by the Nasdaq Capital Market, was approximately $183.6 million.
The number of shares outstanding of the registrant’s common stock as of March 9, 2020 was 19,476,248.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s proxy statement for the 2020 Annual Meeting of Stockholders (Part III).

INDEX
Part I

i

PART I
ITEM 1.
BUSINESS

FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:
•
statements of our goals, intentions and expectations;

•
statements regarding our business plans, prospects, growth and operating strategies;

•
statements regarding the quality of our loan and investment portfolios; and

•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•
general economic conditions, either nationally or in our market areas, that are worse than expected;

•
changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•
our ability to access cost-effective funding;

•
fluctuations in real estate values and both residential and commercial real estate market conditions;

•
demand for loans and deposits in our market area;

•
changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•
cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;

•
technological changes that may be more difficult or expensive than expected;

•
the ability of third-party providers to perform their obligations to us;

•
the ability of the U.S. Government to manage federal debt limits;

•
our ability to continue to implement or change our business strategies;

•
competition among depository and other financial institutions;

•
inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•
adverse changes in the securities markets;

•
changes in and impacts of laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, tax policy and rates, and capital requirements;

•
our ability to manage market risk, credit risk and operational risk;

•
our ability to enter new markets successfully and capitalize on growth opportunities;

•
our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•
changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•
our ability to retain key employees;

•
effects of natural disasters, terrorism and global pandemics;

•
the effects of any U.S. government shutdown;

•
our compensation expense associated with equity allocated or awarded to our employees; and

•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
Provident Bancorp, Inc.
Provident Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in June 2019 to be the successor corporation to Provident Bancorp, Inc. (“Old Provident”), a Massachusetts corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Provident Bancorp (the “MHC”), the top tier mutual holding company of Old Provident. Old Provident was the former mid-tier holding company for The Provident Bank (the “Bank”). Prior to completion of the Conversion, approximately 52% of the shares of common stock of Old Provident were owned by the MHC. In conjunction with the Conversion, the MHC was merged into the Company (and ceased to exist) and the Company became its successor under the name Provident Bancorp, Inc. At December 31, 2019, Provident Bancorp, Inc. had total assets of  $1.1 billion, deposits of  $849.9 million and shareholders’ equity of $230.9 million on a consolidated basis.
The Company’s executive offices are located at 5 Market Street, Amesbury, Massachusetts 01913, and the telephone number is (978) 834-8555. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System and the Massachusetts Commissioner of Banks.
On October 16, 2019, the Company completed the Conversion. The Company raised gross proceeds of $102.1 million by selling a total of 10,212,397 shares of common stock at $10.00 per share in the second-step stock offering. The Company utilized $8.2 million of the proceeds to fund an addition to its Employee Stock Ownership Plan (“ESOP”) loan for the acquisition of an additional 816,992 shares at $10.00 per share. Expenses incurred related to the offering were $2.4 million, and have been recorded against offering proceeds. The Company invested $45.8 million of the net proceeds it received from the sale into the Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Old Provident common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.0212 shares of Company common stock. A total of 19,484,343 shares of common stock were outstanding following the completion of the stock offering.
The Provident Bank
The Provident Bank is a community bank that has served the banking needs of its customers since 1828. The Provident Bank is the tenth oldest financial institution in the United States.
The Provident Bank is a Massachusetts-chartered stock savings bank that operates from its main office and two branch offices in the Northeastern Massachusetts area, three branch offices in Southeastern New Hampshire and one branch located in Bedford, New Hampshire. We also have four loan production offices in Boston, Dedham and Hingham, Massachusetts and Ponte Vedra, Florida. Our primary lending area encompasses Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire. However, we offer our enterprise value loans nationwide. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, Rockingham County, New Hampshire, and Hillsborough County, New Hampshire, although we also receive deposits from our business customers who are located nationwide. We attract deposits from the general public and use those funds to originate primarily commercial real estate and commercial business loans, and to invest in securities. In recent years, we have been successful in growing both deposits and loans. From December 31, 2015 to December 31, 2019, deposits have increased $272.7 million, or 47.2%, and net loans have increased $404.4 million, or 72.9%.
The Provident Bank is subject to regulation and examination by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation.
Our website address is www.theprovidentbank.com. Information on this website is not and should not be considered a part of this annual report.
Available Information
The Company is a public company and files interim, quarterly and annual reports with the Securities and Exchange Commission. These reports are on file and a matter of public record with the Securities and Exchange Commission. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). The Company’s reports can also be obtained for free on our website, www.theprovidentbank.com.
Market Area
Our primary lending area encompasses a broad market that includes Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire, which are part of, and bedroom communities to, the technology corridor between Boston, Massachusetts and Concord, New Hampshire. In 2018, we started offering our enterprise value loan product nationally. In 2020, the Bank acquired a warehouse lending business located in Ponte Vedra, Florida. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, and Rockingham County and Hillsborough County, New Hampshire, although we also receive deposits from our business customers who are located nationwide.
The greater Boston metropolitan area is the 11th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale and retail trade, to finance, technology and medical care. The largest employment sectors are, however, education, healthcare and social services, accounting for 28.0% of jobs in Massachusetts as of December 31, 2019. Based on data from the U.S. Department of Labor, the unemployment rate for Massachusetts was 2.4% in December 2019 compared to 2.7% in December 2018, and 3.4% for the United States as a whole for December 2019. The population in Massachusetts grew 5.1% from 2012 to 2019, while the national population and the population in Essex County, Massachusetts grew 5.2% and 6.3%, respectively, over the same time period. Median household income in Massachusetts was $82,084 for 2019, compared to $63,174 and $80,645 for the nation and Essex County, respectively.
New Hampshire also provides a highly diversified economic base, with major employment sectors ranging from services and manufacturing to finance/insurance/real estate, but the largest employment sector is education, healthcare and social services. Based on data from the U.S. Department of Labor, the unemployment rate for New Hampshire was 2.3% in December 2019 compared to 2.1% in December 2018. The population in New Hampshire grew 1.4% from 2012 to 2019, while the population in Hillsborough and Rockingham Counties, New Hampshire grew 1.7% and 3.3%, respectively, over the same time period. Median household income in New Hampshire was $77,568 for 2019, compared to $82,724 and $91,891 for Hillsborough and Rockingham Counties, respectively.

Competition
We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area. Several large holding companies operate banks in our market area. Many of these institutions, such as TD Bank, Bank of America and Citizens Bank, are significantly larger than us and, therefore, have greater resources. Additionally, some of our competitors offer products and services that we do not offer, such as insurance services, trust services, and wealth management. We also face competition for investors’ funds from other financial service companies such as brokerage firms, fintech companies, money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation as of June 30, 2019 (the latest date for which information is available), The Provident Bank had 1.63% of the deposit market share within Essex County, Massachusetts, giving us the 15th largest market share out of 34 financial institutions with offices in that county as of that date and had 3.43% of the deposit market share within Rockingham County, New Hampshire, giving us the 9th largest market share out of 25 financial institutions with offices in that county as of that date. This data excludes deposits held by credit unions.
Our competition for loans comes primarily from financial institutions in our market area. Our experience in recent years is that many financial institutions in our market area, especially community banks that are seeking to significantly expand their commercial loan portfolios and banks located in lower growth regions in New Hampshire and Maine, have been willing to price commercial loans aggressively in order to gain market share.
Lending Activities
Commercial Business Loans.   We make commercial business loans primarily in our market area to a variety of small and medium sized businesses, including professional and nonprofit organizations, and, to a lesser extent, sole proprietorships. We also originate our enterprise value loans nationwide, and we originate our renewable energy loans primarily in New England and New York. Our commercial business loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2019, commercial business loans were $451.8 million, or 46.3% of our total loan portfolio, and we intend to increase the amount of commercial business loans that we originate. As part of our relationship driven focus, we encourage our commercial business borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.
Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates and rates on Small Business Administration (“SBA”) loans are based on the prime rate as published in The Wall Street Journal, plus a margin. Initial rates on non-SBA fixed-rate business loans are generally based on a corresponding Federal Home Loan Bank rate, plus a margin. Commercial business loans typically have shorter maturity terms and higher interest rates than commercial real estate loans, but may involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on originating such loans to experienced, growing small- to medium-sized, privately-held companies with local or regional businesses and non-profit entities that operate in our market area.
When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. All of these loans are secured by assets of the respective borrowers.
In 2015, we started originating enterprise value loans, which we also refer to as merger and acquisition, re-capitalization, and shareholder/partner buyout loans. We began originating these loans nationwide in 2018, and as of December 31, 2019 we had a total of  $178.0 million in enterprise value loans, with relationships in 22 states. We originate these loans to small- and medium-size businesses in a senior secured position; relying largely on the enterprise value of the business and ongoing cash flow to support operational and debt service requirements. These are fully amortizing term loans (up to seven years) with material levels of equity and/or combination of seller financing behind our senior secured lending. In underwriting these loans, we generally require minimum fixed charge coverage ratios of 1.20x to 1.50x. The maximum senior loan-to-enterprise is generally 65% or lower, although we generally limit these loans to a loan-to-value limitation of 50%, as verified by a quality of earnings review by a certified public accounting firm, and we generally require a maximum EBITDA (earnings before interest, tax, depreciation and amortization) of less than three times, as verified by a third-party business valuation. At December 31, 2019, the largest loan was $13.6 million and is secured by all business assets. At December 31, 2019, the loan was performing in accordance with its original repayment terms.
The following table provides information with respect to our enterprise value loans by type at December 31, 2019.
Type of Industry	Balance
(In thousands)
Consulting services	$33,142
Information technology and software	37,878
Manufacturing	23,524
Landscaping	16,222
Repair services	19,944
Other	41,306
Total	$178,016
In 2015, we started originating loans to developers of commercial-scale renewable energy facilities, primarily in New England and New York, and at December 31, 2019, we had a total of  $66.1 million in renewable energy loans. Our renewable energy loans primarily include loans secured by solar arrays and wind turbines. The average term and amortization for these loans can extend to 15 years or more, given the asset life, and are generally underwritten to a maximum term of two years less than the associated power purchase agreement (“PPA”) supporting the repayment of each loan. The term of the loan is also shorter than the life expectancy of the related equipment. Generally, the underwriting criteria includes: a report supporting the power generation capacity and ultimately the ability to generate sufficient cash flows, assignment of the associated PPA, analysis on the quality of the power off-taker, an overall business valuation, and appropriate loan covenants, which may include maximum loan-to-value and minimum debt service coverage requirements. At December 31, 2019, $49.9 million, or 75.5%, of our renewable energy loans was secured by solar arrays, and $14.4 million, or 21.7%, was secured by wind turbines. The largest loan was $12.6 million and is secured by all business assets of the company, including the solar array and an assignment of the PPA. At December 31, 2019, the loan was performing in accordance with its original repayment terms. At December 31, 2019, the weighted average age of our renewable energy loans was 19 months.
We are currently developing international commercial financing as a new product line. We have focused our efforts on providing financing to foreign companies purchasing U.S. capital equipment and services, and working capital lines of credit to U.S. companies with foreign accounts receivable. As of December 31, 2019, we have originated $1.4 million in foreign working capital lines of credit with total exposure of $2.4 million. As of that date, we have not yet originated a loan to a foreign company purchasing U.S. capital equipment and services, but we have had a number of ongoing discussions regarding originations, which could significantly grow the size of this portfolio. Given the probability of origination for many of these loans is individually low, it is difficult to predict growth in the portfolio, if any. Because of the guarantees associated with these loans, we may originate loans with individual principal balances that are significantly larger than the loans we currently originate. Our financing to foreign companies generally would be medium term (five to seven years), with a 100% payment, performance and political risk guarantee from the U.S. Export Import Bank; we believe the risk associated with these loans is similar to the risk associated with a U.S. Treasury note. Our foreign capital lines of credit are supported by a 90% guarantee from either the U.S. Export Import Bank or the SBA.
A portion of our commercial business loans are guaranteed by the SBA through the SBA 7(a) loan program. The SBA 7(a) loan program supports, through a U.S. Government guarantee, some portion of the traditional commercial loan underwriting that might not be fully covered absent the guarantee. A typical example would be a business acquiring another business, where the value purchased is an enterprise value (as opposed to tangible assets), which results in a collateral shortfall under traditional loan underwriting requirements. In addition, SBA 7(a) loans, through term loans, can provide a good source of permanent working capital for growing companies. The Provident Bank is a Preferred Lender under the SBA’s PLP Program, which allows expedited underwriting and approval of SBA 7(a) loans.
We joined the BancAlliance network in 2011. BancAlliance has a membership of approximately 200 community banks that together participate in middle market commercial and industrial loans as a way to diversify their commercial portfolio. As of December 31, 2019, we had $8.4 million of outstanding commercial business loans that were originated through this network. All of these loans are participations in larger facilities agented by capital finance companies. We fully underwrite these loans in accordance with our policies prior to approval. At December 31, 2019, loans totaling $1.9 million were on non-accrual status. The remaining loans totaling $6.5 million were performing in accordance with their original repayment terms. Our last BancAlliance loan origination was in February 2017, and at this time we are not anticipating originating any new loans through this network.
In 2020, the Bank acquired a warehouse lending line of business. Our warehouse lending business has a national platform with relationship managers across the United Sates that offer warehouse lines of credit to independent mortgage banking companies, which allow the lender to fund the closing of residential mortgage loans. Each advance on the line is fully collateralized by residential mortgage loans and is paid off when the lender sells the loan to an outside investor. These investors include Federal National Mortgage Association/Federal Home Loan Mortgage Corporation, Government National Mortgage Association, as well as other large financial institutions who aggregate pools of loans. The sale of the loans to investors is the primary source of repayment of the warehouse lines. The guideline for debt to tangible net worth is 15:1.
The mortgage loans are predominantly originated using the agencies’ underwriting standards. Our target market is small to mid-cap mortgage companies and we offer warehouse lines that range from $3MM to $25MM. These companies predominantly originate their loans directly to the consumer and maintain a balanced mix of purchase and refinance transactions. The average duration for each loan is generally 15 days.
Our largest commercial business loan at December 31, 2019 totaled $13.6 million, was originated in 2018 and is an enterprise value loan. Our next largest commercial business loan totaled $12.6 million, was originated in 2019 and is a renewable energy loan. The third largest commercial loan totaled $8.1 million, was originated in 2018 and is an enterprise value loan. As of December 31, 2019, the loans were performing in accordance with the original repayment terms.
Commercial Real Estate Loans.   At December 31, 2019, commercial real estate loans were $418.4 million, or 42.9%, of our total loan portfolio. This amount includes $44.0 million of multi-family residential real estate loans, which we consider a subset of commercial real estate loans, and which are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities; however, we also originate loans secured by investment real estate in the form of residential rental units. At December 31, 2019, $176.0 million of our commercial real estate portfolio was secured by owner occupied commercial real estate, and $242.4 million was secured by income producing, or non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. The average outstanding loan in our commercial real estate portfolio was $571,000 as of December 31, 2019, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2019, our ten largest commercial real estate loans had an average balance of $7.8 million.
We focus our commercial real estate lending on properties within our primary market areas, but we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we occasionally will participate in commercial real estate loans with other financial institutions. Such participations are underwritten in accordance with our policies before we will participate in such loans.
We originate a variety of fixed- and adjustable-rate commercial real estate loans with terms and amortization periods generally up to 20 years, although Loan Policy permits longer tenors and amortization periods depending on the risk profile, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are indexed to the corresponding Federal Home Loan Bank borrowing rate plus a margin. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over terms of 20 years. We generally include pre-payment penalties on commercial real estate loans we originate. Commercial real estate loan amounts do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. In addition, debt service ratios, by policy, are required to have a minimum net operating income to debt service coverage ratio ranging from of 1.10x to 1.25x based on loan type and the defined and approved term/amortization. For commercial real estate loans in excess of  $500,000, we require independent appraisals from an approved appraisers list. For such loans below $500,000, we require real estate evaluations but do not require an independent appraisal. We require commercial real estate loan borrowers with loan relationships in excess of  $1.0 million to submit annual financial statements and/or rent rolls on the subject property, although we may request such information for smaller loans on a case-by-case basis. Loans below the $1.0 million threshold are reviewed annually using business and consumer credit reports, payment history, and confirmation of real estate tax payments. Commercial real estate properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower. The loan and its borrowers and/or guarantors are subject to an annual risk certification verifying that the loan is properly risk rated based upon covenant compliance (as applicable) and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.
The following table provides information with respect to our commercial real estate loans by type at December 31, 2019. The table excludes multi-family residential real estate loans, discussed below.
Type of Loan	Number of Loans	Balance
		(In thousands)
Residential one-to-four family	155	$29,768
Mixed use	68	32,929
Office	81	45,964
Retail	64	32,107
Industrial/manufacturing/warehouse	110	65,520
Hotel/motel/inn	19	28,391
Mobile home/park	6	30,261
Self-storage facility	13	28,026
Other commercial real estate	133	81,424
Total	649	$374,390
If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.
Our largest single commercial real estate loan at December 31, 2019 totaled $16.2 million, was originated in 2019 and is secured by non-owner occupied commercial use property. Our next largest commercial real estate loan at December 31, 2019 was for $13.5 million, was originated in 2019 and is secured by non-owner occupied commercial use property. The third largest commercial real estate loan was for $7.0 million, was originated in 2014 and is secured by non-owner occupied commercial use property. All of the collateral securing these loans is located in our primary lending area. At December 31, 2019, all of these loans were performing in accordance with their original repayment terms.
Multi-Family Residential Real Estate Loans.   At December 31, 2019, multi-family real estate loans were $44.0 million, or 4.5% of our total loan portfolio. We do not focus on the origination of multi-family real estate lending, but we will originate these loans to well-qualified borrowers when opportunities exist that meet our underwriting standards. We currently originate new individual multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market area. Our multi-family real estate loans are generally secured by properties consisting of five to 15 rental units. The average outstanding loan size in our multi-family real estate portfolio was $523,000 as of December 31, 2019. We generally do not make multi-family real estate loans outside our primary market areas. In addition to originating these loans, we also participate in multi-family residential real estate loans with other financial institutions. Such participations are underwritten in accordance with our policies before we will participate in such loans.
We originate a variety of fixed- and adjustable-rate multi-family real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are indexed to the corresponding Federal Home Loan Bank borrowing rate plus a margin. Most of our adjustable-rate multi-family real estate loans adjust every five years and amortize over terms of 20 to 25 years. We also include pre-payment penalties on loans we originate. Multi-family real estate loan amounts do not exceed 80% of the property’s appraised value at the time the loan is originated. Debt service ratios, by policy, are required to have a minimum net operating income to debt service coverage ratio of 1.20x. We require multi-family real estate loan borrowers with loan relationships in excess of  $1.0 million to submit annual financial statements and/or rent rolls on the subject property, although we may request such information for smaller loans on a case-by-case basis. Loans below the $1.0 million threshold are reviewed annually using business and consumer credit reports, payment history, and confirmation of real estate tax payments. These properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower.
If we foreclose on a multi-family real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.
Our largest multi-family real estate loan at December 31, 2019 totaled $5.1 million, was originated in 2016 and is secured by a multi-family property. At December 31, 2019, this loan was performing in accordance with its original repayment terms.
Construction and Land Development Loans.   At December 31, 2019, construction and land development loans were $46.8 million, or 4.8% of our total loan portfolio, consisting of  $20.3 million of one- to four-family residential and condominium construction loans, $461,000 of residential land or development loans, and $26.0 million of commercial and multi-family real estate construction loans. At December 31, 2019, $19.3 million of our commercial and multi-family real estate construction loans are expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.
We primarily make construction loans for commercial development projects, including hotels, condominiums and single family residences, small industrial buildings, retail and office buildings and apartment buildings. Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan-to-value ratio of 80% of the appraised market value upon completion of the project. As appropriate to the underwriting, a discounted cash flow analysis is utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser for construction and land development loans in excess of  $500,000. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.
We also originate construction and site development loans to contractors and builders to finance the construction of single-family homes and subdivisions. While we may originate these loans whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each project to two units. We have attempted to diversify the risk associated with speculative construction lending by doing business with experienced small and mid-sized builders within our market area.
Residential real estate construction loans include single-family tract construction loans for the construction of entry level residential homes. The maximum loan-to-value limit applicable to these loans is generally 75% to 80% of the appraised market value upon completion of the project. Development plans are required from builders prior to making the loan. Our loan officers are required to personally visit the proposed site of the development and the sites of competing developments. We require that builders maintain adequate insurance coverage. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable rates of interest based on The Wall Street Journal prime rate plus a margin. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.
Our largest construction and land development loan at December 31, 2019 totaled $6.9 million, was originated in 2016 and is secured by non-owner occupied commercial use property. At December 31, 2019, this loan was performing in accordance with its original repayment terms.
One- to Four-Family Residential Loans.   Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2019, one- to four-family residential real estate loans were $45.7 million, or 4.7% of our total loan portfolio, consisting of  $26.7 million of fixed-rate loans and $19.0 million of adjustable-rate loans, respectively. This amount includes $18.3 million of home equity loans and lines of credit, which we consider a subset of one- to four-family residential real estate loans, and which are described below.
We discontinued this type of lending in 2014 to focus on commercial loan originations. Accordingly, we expect our portfolio of one- to four-family residential real estate loans to decrease over time due to normal amortization and repayments. Our one- to four-family residential real estate loans generally do not have prepayment penalties.
Home Equity Loans and Lines of Credit.   At December 31, 2019, the outstanding balance owed on home equity loans was $2.6 million, or 0.3% of our total loan portfolio, and the outstanding balance owed on home equity lines of credit amounted to $15.5 million, or 1.6% of our total loan portfolio. We discontinued home equity loan originations in 2014 to focus on commercial loan originations, but we continue to offer home equity lines of credit. Home equity lines of credit have adjustable rates of interest with ten-year draws and terms of 15 years that are indexed to the prime rate as published by The Wall Street Journal on the last business day of the month. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity line of credit and first mortgage loan.
Consumer Loans.   We offer loans secured by certificate accounts and overdraft lines of credit. At December 31, 2019, consumer loans were $12.7 million, or 1.3% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.
In 2016, we entered into an agreement to purchase pools of unsecured consumer loans through the BancAlliance Lending Club Program. This program encompasses loans risk graded by Lending Club as A through C with a 680 minimum credit score, out of a possible risk grade of A through G. The Lending Club retains the servicing of these loans. As of December 31, 2019, we had $12.3 million in outstanding consumer loans that were purchased through this program. Our last Lending Club investment purchase was in May 2018 and as of May 2019, we have stopped reinvesting any proceeds in new pools. At this time we are not anticipating purchasing any new loans through this network.

Loan Underwriting Risks
Commercial Business Loans.   Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment, the value of which may depreciate over time, may be more difficult to appraise and may be more susceptible to fluctuation in value. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. These types of loans are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.
Enterprise value loans may expose us to a greater risk of non-payment and loss than our other business loans because: (1) repayment of such loans may be dependent upon the successful execution of the borrower’s business plan, which may include new management and be based on projected cash flows that may include business synergies, cost savings, and revenue growth that have yet to be realized; (2) they may require additional financing from their private equity sponsors or others, a successful sale to a third party, a public offering, or some other form of liquidity event; or (3) in the event of default and liquidation, there may be reliance on the sale of intangible assets that may have insufficient value to repay the debt in full.
Commercial and Multi-Family Real Estate Loans.   Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. In addition, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. In accordance with Loan Policy, an environmental phase one report may be obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. These types of loans are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment.
Further, if we foreclose on a commercial real estate or multi-family real estate loan, our holding period for the collateral may be longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.

Construction and Land Development Loans.   Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations. All construction loans for which the builder does not have a binding purchase agreement must be approved by senior loan officers.
Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. A discounted cash flow analysis is utilized for determining the value of any construction project of five or more units. Our ability to continue to originate a significant amount of construction loans is dependent on the strength of the housing market in our market areas.
Land loans secured by improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full payment. These types of loans are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.
Adjustable-Rate Loans.   While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on residential loans.
Consumer Loans.   Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
International Lending.   The businesses of international customers may be subject to risks that do not affect customers in our primary market area or in the United States generally, such as currency fluctuations, U.S. or foreign government intervention, economic and other conditions of the country in which the borrower is located or operates, increased risks of theft or fraud, and increased risks of natural disasters.
Loan Originations, Purchases and Sales
We have grown our loan portfolio by developing expertise for customers who typically have not been supported by larger financial institutions but whose business needs are usually too complex for smaller institutions. Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, our website, networking events and referrals from customers as well as our directors, trustees and corporators, business owners, investors, entrepreneurs, builders, realtors, and other professional third parties, including brokers. Loan originations are further supported by lending services offered through cross-selling and employees’ community service.
Historically, we generally originated loans for our portfolio. We occasionally sell participation interests in commercial real estate loans and commercial business loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits. At December 31, 2019, we were servicing $14.1 million of commercial real estate and commercial business loans where we had sold an interest to local financial institutions. For the years ended December 31, 2019 and 2018, we sold loan participations of  $209,000 and $11.8 million, respectively.
While we generally do not purchase whole loans, we will occasionally purchase loan participations from other financial institutions or through the BancAlliance program. We will also purchase pools of unsecured consumer loans through the BancAlliance Lending Club Program, described above. As of December 31, 2019, we had $8.4 million of outstanding commercial business loans and $12.3 million of outstanding consumer loans that were originated through the BancAlliance program and BancAlliance Lending Club program, respectively. We discontinued originating commercial business loans through the BancAlliance program in February 2017. In May 2018 we discontinued making any new investments and as of May 2019, we have stopped reinvesting any proceeds in new pools. We do not expect to make any purchases through the BancAlliance Lending Club program going forward. During the year ended December 31, 2019 and 2018, we had no loan participation purchases.
Loan Approval Procedures and Authority
Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by The Provident Bank’s board of directors and management. The Provident Bank’s board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. All loans require the approval of a minimum of two lending officers, one of which must be a Senior Vice President or above (the exception is borrowing relationships of  $25,000 and below, which can be approved by one officer with sufficient authority for that loan type, as well as, loans of any amount which are 100% cash secured). For loan relationships below $2.0 million, approval is required by designated individuals with delegated loan authority as identified within Loan Policy. Our loan policy dictates that for loan relationships of between $2.0 million and $3.0 million approval is required by two of the following members of Credit Committee: Chief Executive Officer, Chief Financial Officer and/or President/Chief Lending Officer. While our loan policy dictates that loan relationships greater than $3.0 million be presented to and approved by Credit Committee; our practice has been to present loan relationships greater than $2.0 million to Credit Committee for review and formal approval. Loans that involve exceptions to policy, including loans in excess of our internal loans-to-one borrower limitation, must be authorized by The Provident Bank’s Risk Committee of the board of directors. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or board committee prior to commitment. Exceptions are reported to the board of directors quarterly.
When entering a new lending line, we typically seek to manage risks and costs by limiting initial activity. We then decide whether it would be profitable and consistent with our risk tolerance levels to expand the activity, and continually calibrate and adjust our actions to maintain appropriate risk limitations.
Loans-to-One Borrower Limit and Loan Category Concentration
The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2019, our regulatory limit on loans-to-one borrower was $36.2 million. We generally establish our internal loans-to-one borrower limit as 90% of our regulatory limit. As of December 31, 2019, this amount was $32.6 million, with loans greater than this amount requiring approval by The Provident Bank’s Risk Committee of the board of directors.

At December 31, 2019, our largest lending relationship consisted of ten commercial business loans with a total exposure of  $24.7 million, secured by all business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2019. Our second largest lending relationship consisted of 18 commercial business loans with a total exposure of  $23.4 million, secured by business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2019. Our third largest lending relationship consisted of nine commercial real estate loans, commercial business loans, and construction and land development loans with a total exposure of  $20.7 million, secured by non-owner occupied investment real estate. This relationship was performing in accordance with its original repayment terms at December 31, 2019. Our fourth largest lending relationship consisted of six commercial real estate loans and commercial business loans with a total exposure of  $18.6 million, secured by non-owner occupied commercial use property. One commercial business loan totaling $600,000 within this relationship is on non-accrual and the remaining relationship is 60 days past due. We are working with the borrower to restructure the loan and advance necessary funds for capital improvements. This relationship was evaluated for impairment and a specific reserve of  $1.5 million was allocated to this relationship as of December 31, 2019. Our fifth largest lending relationship consisted of 20 commercial real estate loans, commercial business loans, and construction and land development loans with a total exposure of  $17.9 million, secured by a non-owner occupied commercial use property. This relationship was performing in accordance with its original repayment terms at December 31, 2019.
Investment Activities
We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal government bonds, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our Federal Home Loan Bank borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2019.
At December 31, 2019, our investment portfolio had a fair value of  $41.8 million, and consisted primarily of U.S. Government Agency mortgage-backed securities, and state and municipal bonds.
Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide a use of funds when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The Risk Committee of the board of directors and management are responsible for implementation of the investment policy and monitoring our investment performance. Our Risk Committee reviews the status of our investment portfolio quarterly.
Each reporting period, we evaluate all debt securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporarily impaired (“OTTI”). OTTI is required to be recognized if  (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI resulting in a realized loss that is a charged to earnings through a reduction in our noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2019 or 2018.
Sources of Funds
General.   Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances, brokered deposits and certificates of deposit obtained from a national exchange, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment securities maturities and sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposit Accounts.   The majority of our deposits (other than certificates of deposit) are from depositors who reside in our primary market areas. However, a significant portion of our brokered certificates of deposits and QwickRate deposits, described below, are from depositors located outside our primary market areas. We also receive deposits from our nationwide business customers. Deposits are attracted through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area, and we encourage our commercial borrowing customers to maintain their deposit relationships with us.
We have grown our core deposits (which we define as all deposits except for certificates of deposit) through a variety of strategies, including investing in technology and our employees, as well as proactive interaction with our customers. Our investment in technology has enabled us to better serve commercial customers who demand faster processing times and simplified online interaction. For example, we provide deposit and cash management services for 1031 qualified intermediaries, digital currency customers, payroll providers and community association management companies. Funds we receive from digital currency customers are denominated in U.S. dollars; we do not have any digital assets or liabilities on our balance sheet and we do not take any digital currency exchange rate risk. In addition, we believe that our specialized commercial activities have provided opportunities to generate business deposits from those customers, including from customers outside of our branch network, that may not be available to traditional community banks.
At December 31, 2019, our deposits totaled $849.9 million. As of that date, our certificates of deposit included $48.6 million of brokered certificates of deposit and $8.7 million of QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits. At December 31, 2019, all of our QwickRate certificates of deposit were in amounts greater than $100,000.
Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, and customer preferences and concerns. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and services and to periodically offer special rates in order to attract deposits of a specific type or term, although we have not done so in recent periods. We do not price our deposit products to be among the highest rate paying institution in our market area, but instead focus on services to gather deposits.
Borrowings.   We primarily utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2019, we had $178.8 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of  $2.0 million at an interest rate that adjusts daily. On that date, we had $25.0 million in advances outstanding from the Federal Home Loan Bank of Boston. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in our portfolio.

Personnel
As of December 31, 2019, we had 131 full-time and 13 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good working relationship with our employees.
Subsidiaries
The Provident Bank’s subsidiaries include Provident Security Corporation and 5 Market Street Security Corporation, which were established to buy, sell, and hold investments for their own account
SUPERVISION AND REGULATION
General
The Provident Bank is a Massachusetts-chartered stock savings bank. The Provident Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. The Provident Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its primary deposit insurer. The Provident Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Provident Bank is a member of the Federal Home Loan Bank of Boston.
The regulation and supervision of The Provident Bank establish a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the Federal Deposit Insurance Corporation, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
As a bank holding company, Provident Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Provident Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Any change in applicable laws or regulations, whether by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Commonwealth of Massachusetts or Congress, could have a material adverse impact on the operations and financial performance of Provident Bancorp, Inc. and The Provident Bank. In addition, Provident Bancorp, Inc. and The Provident Bank are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Provident Bancorp, Inc. and The Provident Bank.
Set forth below is a brief description of material regulatory requirements that are or will be applicable to The Provident Bank and Provident Bancorp, Inc. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on The Provident Bank and Provident Bancorp, Inc.
Massachusetts Banking Laws and Supervision
The Provident Bank, as a Massachusetts-chartered stock savings bank, is regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank. The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to issue stock and to undertake many other activities. Any Massachusetts savings bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a savings bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.
The powers that Massachusetts-chartered savings banks can exercise under these laws include, but are not limited to, the following.
Lending Activities.   A Massachusetts-chartered savings bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.
Insurance Sales.   Massachusetts savings banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A savings bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Although The Provident Bank has received approval for insurance sales activities, it does not offer insurance products.
Investment Activities.   In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the Commonwealth which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. At the present time, The Provident Bank has the authority to invest in equity securities. However, such investment authority is constrained by federal law. See “— Federal Bank Regulation — Investment Activities” for such federal restrictions.
Dividends.   A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. A Massachusetts savings bank with outstanding preferred stock may not, without the prior approval of the Commissioner of Banks, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.
Protection of Personal Information.   Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “— Federal Bank Regulation — Privacy Regulations.” They require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.
Parity Approval.   A Massachusetts bank may, in accordance with Massachusetts law, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal law and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity. A Massachusetts bank may exercise such powers, and engage in such activities by providing 30 days’ advanced written notice to the Massachusetts Commissioner of Banks.
Loans to One Borrower Limitations.   Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a bank may not exceed 20.0% of the total of the bank’s capital, which is defined under Massachusetts law as the sum of the bank’s capital stock, surplus account and undivided profits.
Loans to a Bank’s Insiders.   Massachusetts law provides that a Massachusetts financial institution shall comply with Regulation O of the Federal Reserve Board, which generally requires that extensions of credit to insiders:
•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Massachusetts financial institution’s capital.

Regulatory Enforcement Authority.   Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Massachusetts consumer protection and civil rights statutes applicable to The Provident Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.
Depositors Insurance Fund.   All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks a risk-based assessment on deposit balances in excess of the amounts insured by the Federal Deposit Insurance Corporation.
Massachusetts has other statutes and regulations that are similar to the federal provisions discussed below.
Federal Bank Regulation
Capital Requirements.   Federal regulations require Federal Deposit Insurance Corporation-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a Tier 1 capital to average assets leverage ratio of 4%.
For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Provident Bank has exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2019, The Provident Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.
Legislation enacted in 2018 requires the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish for qualifying institutions with assets of less than $10 billion of assets a “community bank leverage ratio” of between 8% to 10% tangible equity/consolidated assets. Institutions with capital levels meeting or exceeding the specified requirement will be considered to comply with the applicable regulatory capital requirements, including all risk-based requirements. A final rule issued by the federal regulators established 9% as the community bank leverage ratio minimum.
The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.
Standards for Safety and Soundness.   As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.
Investment Activities.   All state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less.
In addition, the Federal Deposit Insurance Corporation is authorized to permit such a state bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.
Interstate Banking and Branching.   Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis to the extent that branching is authorized by the law of the host state for the banks chartered by that state.
Prompt Corrective Regulatory Action.   Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2019, The Provident Bank was a “well capitalized” institution under the Federal Deposit Insurance Corporation regulations.
At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
The previously referenced rulemaking to establish a “community bank leverage ratio” adjusted the referenced categories for qualifying institutions that opt into the alternative framework for regulatory capital requirements. Institutions that exceed the community bank leverage ratio would be considered to have met the capital ratio requirements to be “well capitalized” for the agencies’ prompt corrective rules.
Transaction with Affiliates and Regulation W of the Federal Reserve Regulations.   Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.
Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal shareholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% shareholder of a financial institution, and certain affiliated interests of these, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal shareholders be made on terms and conditions substantially the same as offered in comparable transactions to persons who are not insiders and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.
Enforcement.   The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state savings banks, including The Provident Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
Federal Insurance of Deposit Accounts.   The Provident Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in The Provident Bank are insured up to a maximum of  $250,000 for each separately insured depositor.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) for most banks with less than $10 billion of assets currently range from 1 1∕2 to 30 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of  $10 billion or more were supposed to fund the increase. The Federal Deposit Insurance Corporation indicated in November 2018 that the 1.35% ratio was exceeded. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieved 1.38%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long range fund ratio of 2%.
The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of The Provident Bank. Future insurance assessment rates cannot be predicted.
Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.
Privacy Regulations.   Federal Deposit Insurance Corporation regulations generally require that The Provident Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, The Provident Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Provident Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.
Community Reinvestment Act.   Under the Community Reinvestment Act, or CRA, as implemented by Federal Deposit Insurance Corporation regulations, a non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the Federal Deposit Insurance Corporation, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Provident Bank’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”
Massachusetts has its own statutory counterpart to the CRA which is also applicable to The Provident Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Provident Bank’s most recent rating under Massachusetts law was “Satisfactory.”
Consumer Protection and Fair Lending Regulations.   Massachusetts savings banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.
USA PATRIOT Act.   The Provident Bank is subject to the USA PATRIOT Act, which gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.
Other Regulations
Interest and other charges collected or contracted for by The Provident Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:
•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•
Massachusetts Debt Collection Regulations, establishing standards, by defining unfair or deceptive acts or practices, for the collection of debts from persons within the Commonwealth of Massachusetts and the General Laws of Massachusetts, Chapter 167E, which governs The Provident Bank’s lending powers; and

•
Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of The Provident Bank also are subject to, among others, the:
•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•
General Laws of Massachusetts, Chapter 167D, which governs deposit powers.

Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows for 2020: for that portion of transaction accounts aggregating $127.5 million or less (which may be adjusted annually by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $127.5 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.9 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Provident Bank is in compliance with these requirements.
Federal Home Loan Bank System
The Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Provident Bank was in compliance with this requirement at December 31, 2019. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Provident Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2019, no impairment has been recognized.
At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. In 2019, the Federal Home Loan Bank of Boston paid dividends equal to an annual yield of 6.25%. There can be no assurance that such dividends will continue in the future.
Holding Company Regulation
Provident Bancorp, Inc. is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. Provident Bancorp, Inc. is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Provident Bancorp, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.
A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.
The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.
A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.
The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, the Federal Reserve Board has issued guidance that requires consultation with the agency prior to a bank holding company’s payment of dividends or repurchase of stock under certain circumstances. These regulatory policies could affect the ability of Provident Bancorp, Inc. to pay dividends, repurchase its stock or otherwise engage in capital distributions.
Under the Federal Deposit Insurance Act, depository institutions are liable to the Federal Deposit Insurance Corporation for losses suffered or anticipated by the Federal Deposit Insurance Corporation in connection with the default of a commonly controlled depository institution or any assistance provided by the Federal Deposit Insurance Corporation to such an institution in danger of default.
The status of Provident Bancorp, Inc. as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.
Massachusetts Holding Company Regulation.   Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of  “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Massachusetts Commissioner of Banks; and (iii) is subject to examination by the Massachusetts Commissioner of Banks. Provident Bancorp, Inc. is not a “bank holding company” under the Massachusetts banking laws.
Federal Securities Laws
Provident Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission. Provident Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
The registration under the Securities Act of 1933 of shares of common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Provident Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Provident Bancorp, Inc. are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Provident Bancorp, Inc. meets the current public information requirements of Rule 144 under the

Securities Act of 1933, each affiliate of Provident Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Provident Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Provident Bancorp, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.
Emerging Growth Company Status
The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Provident Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act until December 31, 2020.
An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Provident Bancorp, Inc. will also not be subject to additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $250 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Provident Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a public company.
A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of  $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.07 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.
Change in Control Regulations
Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company such as New Provident unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as will be the case with Provident Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.
TAXATION
Provident Bancorp, Inc. and The Provident Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to Provident Bancorp, Inc. or The Provident Bank.
Federal Taxation
General.   Provident Bancorp reports its income on a calendar year basis using the accrual method of accounting. Provident Bancorp, Inc.’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2015. For its 2019 tax year, The Provident Bank’s maximum federal income tax rate is 21%.
Bad Debt Reserves.   For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the savings institution failed certain tests. The Provident Bank has recaptured all of its Base Year Reserves.
State Taxation
Financial institutions in Massachusetts are required to file combined income tax returns beginning with the year ended December 31, 2009. The Massachusetts excise tax rate for savings banks is currently 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed. Provident Bancorp Inc.’s state tax returns, as well as those of its subsidiaries, are not currently under audit.
A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. The Provident Bank’s subsidiaries, Provident Security Corporation and 5 Market Street Security Corporation, which engage in securities transactions on their own behalf, are qualified as security corporations. As such, it has received security corporation classification by the Massachusetts Department of Revenue; and does not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.

The New Hampshire Business Profits tax is assessed at the rate of 7.7%. For this purpose, gross business profits generally mean federal taxable income subject to certain modifications provided for in New Hampshire law. The New Hampshire Business Enterprise tax is assessed at 0.6% of the total amount of payroll and certain employee benefits expense, interest expense, and dividends paid to shareholders. The New Hampshire Business Enterprise tax is applied as a credit towards the New Hampshire Business Profits tax.
As a Maryland corporation, the Company is required to file an annual report and pay franchise taxes to Maryland. In addition, we operate in other states, primarily due to our nationwide lending operations. However, the tax obligations in other states related to these operations are not material to our financial condition or results of operations.
ITEM 1A.   RISK FACTORS
Not required for a smaller reporting company.
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.
PROPERTIES

At December 31, 2019, we conducted business through our main office and six branch offices located in Amesbury and Newburyport, Massachusetts and Bedford, Exeter, Portsmouth and Seabrook, New Hampshire, as well as four loan production offices located in Boston, Dedham, and Hingham Massachusetts and Ponte Vedra, Florida. We own five of our offices, including our main office, and lease two of our offices. All of our loan production offices are leased. At December 31, 2019, the total net book value of our land, buildings, furniture, fixtures, equipment and lease right-of-use assets was $18.4 million.
ITEM 3.
LEGAL PROCEEDINGS

None.
ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market, Holder and Dividend Information.   Our common stock is traded on the NASDAQ Capital Market under the symbol “PVBC.” The approximate number of holders of record of Provident Bancorp Inc.’s common stock as of March 6, 2020 was 851. Certain shares of Provident Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The Company has not paid any dividends to its stockholders to date.
Maryland law generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.
(b) Sales of Unregistered Securities.   Not applicable.
(c) Use of Proceeds.   On June 7, 2019, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the second-step conversion of the MHC and the related offering of common stock by the Company. The Registration Statement (File No. 333-232018) was declared effective by the Securities and Exchange Commission on August 7, 2019. The Company registered 25,247,429 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering value of  $252.5 million. The stock offering commenced on August 16, 2019, and ended on October 16, 2019.
Sandler O’Neill & Partners, L.P. (“Sandler”) was engaged to assist in the marketing of the common stock. For its services, Sandler received a fee of approximately $1.0 million. Sandler was also reimbursed $205,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.
The stock offering resulted in gross proceeds of  $102.1 million, through the sale of 10,212,397 shares of common stock at a price of  $10.00 per share. Expenses related to the offering were approximately $2.4 million, including fees and expenses paid to Sandler. Net proceeds of the offering were approximately $99.7 million.
The Company invested $45.8 million of the net proceeds it received from the sale into the Bank’s operations, utilized $8.2 million of the proceeds to fund an addition to its Employee Stock Ownership Plan, and has retained the remaining amount for general corporate purposes.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.   Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2019 is presented in Note 9 — Employee Benefits & Share-Based Compensation Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.
	Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	816,057	$8.93	81,365

(1)
Reflects weighted average price of stock options only

(2)
Share amounts related to periods prior to the date of Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one)

(e) Stock Repurchases.   The Company’s repurchases of common stock for the fourth quarter of 2019 were as follows:
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 – October 31, 2019	—	$—	—	—
November 1, 2019 – November 30, 2019	16,432	$11.75	—	—
December 1, 2019 – December 31, 2019	—	$—	—	—
Total	16,432	$—	—

(1)
Shares repurchased are related to the surrendering of shares to cover tax withholdings on vested restricted stock awards.

(2)
The Company does not currently have a stock repurchase program or plan in place.

ITEM 6.
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected consolidated historical financial and other data of Provident Bancorp, Inc. for the years ended and at the dates indicated. The following is only a summary and you should read it in conjunction with the business and financial information regarding Provident Bancorp, Inc. contained elsewhere in this Annual Report. The information at December 31, 2019 and 2018, and for the years ended December 31, 2019 and 2018, is derived in part from the audited consolidated financial statements that appear in this Annual Report.
	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Financial Condition Data:
Total assets	$1,121,788	$974,079	$902,265	$795,543	$743,397
Cash and cash equivalents	59,658	28,613	47,689	10,705	20,464
Securities available-for-sale	41,790	51,403	61,429	117,867	80,984
Securities held-to-maturity	—	—	—	—	44,623
Federal Home Loan Bank stock, at cost	1,416	2,650	1,854	2,787	3,310
Loans receivable, net(1)	959,286	835,528	742,138	624,425	554,929
Bank-owned life insurance	26,925	26,226	25,540	19,395	18,793
Deferred tax asset, net	7,242	6,437	4,920	4,913	5,056
Deposits	849,905	768,096	750,057	627,982	577,235
Borrowings	24,998	68,022	26,841	49,858	57,423
Total shareholders’ equity(2)	230,933	125,584	115,777	109,149	101,406
	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Operating Data:
Interest and dividend income	$51,538	$42,340	$35,782	$28,894	$25,452
Interest expense	8,148	5,213	3,726	2,785	2,174
Net interest and dividend income	43,390	37,127	32,056	26,109	23,278
Provision for loan losses	5,326	3,329	2,929	703	805
Net interest and dividend income after provision for loan losses	38,064	33,798	29,127	25,406	22,473
Gains on sales of securities, net	113	—	5,912	690	317
Other noninterest income	3,998	4,178	4,043	3,745	3,489
Noninterest expense(3)	27,556	25,414	23,749	20,477	21,093
Income before income taxes	14,619	12,562	15,333	9,364	5,186
Income tax expense(4)	3,811	3,237	7,418	3,025	1,363
Net income	$10,808	$9,325	$7,915	$6,339	$3,823
Earnings per common share:(5)
Basic	$0.60	$0.50	$0.43	$0.34	N/A
Diluted	$0.60	$0.50	$0.43	$0.34	N/A

(1)
Excludes loans held-for-sale.

(2)
Includes retained earnings and accumulated other comprehensive income/loss.

(3)
Includes the expense related to the funding of the charitable foundation in 2015 of  $2.2 million

(4)
Includes the expense related to the Tax Cuts and Jobs Act in 2017 of  $2.0 million

(5)
Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one)

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015
Performance Ratios:
Return on average assets	1.04%	1.03%	0.91%	0.84%	0.56%
Return on average equity	7.38%	7.75%	6.84%	5.98%	4.07%
Interest rate spread(1)	4.05%	4.05%	3.71%	3.46%	3.41%
Net interest margin(2)	4.44%	4.33%	3.90%	3.65%	3.58%
Efficiency ratio(3)	58.15%	61.53%	65.79%	68.59%	78.80%
Average interest-earning assets to average interest-bearing liabilities	146.87%	146.01%	142.10%	147.58%	148.35%
Average equity to average assets	14.08%	13.26%	13.32%	14.06%	13.71%
Average common equity to average assets	14.08%	13.26%	13.32%	14.06%	11.29%
Regulatory Capital Ratios:
Total capital to risk weighted assets (bank only)	17.62%	14.55%	14.96%	15.88%	17.06%
Tier 1 capital to risk weighted assets (bank only)	16.37%	13.30%	13.71%	14.41%	15.64%
Tier 1 capital to average assets (bank only)	15.18%	12.69%	11.80%	12.59%	13.42%
Common equity tier 1 capital (bank only)	16.37%	13.30%	13.71%	14.41%	15.64%
Total capital to total assets (company)	20.59%	12.89%	12.83%	13.72%	123.64%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans(4)	1.42%	1.38%	1.30%	1.36%	1.40%
Allowance for loan losses as a percentage of non-performing loans	237.58%	186.55%	108.02%	542.98%	346.10%
Net charge-offs to average outstanding loans during the year	0.35%	0.18%	0.25%	0.00%	0.02%
Non-performing loans as a percentage of total loans(4)	0.60%	0.74%	1.20%	0.25%	0.41%
Non-performing loans as a percentage of total assets	0.52%	0.64%	1.00%	0.20%	0.31%
Total non-performing assets as a percentage of total assets	0.52%	0.81%	1.00%	0.20%	0.31%
Other:
Number of offices	7	8	8	7	7
Number of full-time equivalent employees	139	123	126	121	108

(1)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)
Represents net interest income as a percent of average interest-earning assets.

(3)
Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains on securities available for sale, net.

(4)
Loans are presented before the allowance but include deferred costs/fees.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the business and financial information regarding Provident Bancorp, Inc., including the financial statements, provided in this Annual Report.
Overview
Total assets were $1.1 billion at December 31, 2019, representing an increase of  $147.7 million, or 15.2%, from $974.1 million at December 31, 2018. The increase resulted primarily from increases in net loans of  $123.8 million and cash and cash equivalents of  $31.0 million. The increases were partially offset by a decrease in available-for-sale investment securities of  $9.6 million.
Net income increased $1.5 million, or 15.9%, to $10.8 million for the year ended December 31, 2019 from $9.3 million for the year ended December 31, 2018. The increase was primarily due to an increase of $6.3 million, or 16.9%, in net interest and dividend income, offset by an increase in provision for loan losses of  $2.0 million, or 60.0%, and an increase in salaries and employee benefits expense of  $1.4 million, or 8.6%.
Critical Accounting Policies
A summary of our accounting policies is described in Note 2 to the Consolidated Financial Statements included in this annual report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:
Allowance for Loan Losses.   The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.
The allowance consists of a general component, a specific component for impaired loans, and in some cases an unallocated component. The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2019.
To determine the general component of the allowance for loan losses, the Company’s loan portfolio is segregated into various risk categories. These risk categories and the relevant risk characteristics are as follows:
Residential real estate:   We generally do not originate loans with a loan-to-value ratio greater than 80% and do not originate subprime loans. Loans with loan to value ratios greater than 80% require the purchase of private mortgage insurance. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.
Commercial real estate:   Loans in this segment are primarily income-producing properties throughout Massachusetts and New Hampshire. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of the assets securing these loans.
Construction and land development:   Loans in this segment primarily include speculative and pre-sold real estate development loans for which payment is derived from sale of the property and construction to permanent loans for which payment is derived from cash flows of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.
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
The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.
We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. All troubled debt restructurings are initially classified as impaired.

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.
Stock-based Compensation Plans.   The Company measures and recognizes compensation cost relating to stock-based payment transactions based on the grant-date fair value of the equity instruments issued. Stock-based compensation is recognized over the period the employee is required to provide services for the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. The fair value of restricted stock is recorded based on the grant date fair value of the equity instrument issued.
Income Taxes.   We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.
The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2019 and 2018.
We examine our significant income tax positions annually to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.
Comparison of Financial Condition at December 31, 2019 and December 31, 2018
Assets.   Our total assets increased $147.7 million, or 15.2%, to $1.1 billion at December 31, 2019 from $974.1 million at December 31, 2018. The primary reasons for the increase are increases in net loans and cash and cash equivalents, partially offset by a decrease in investments in available-for-sale securities
Cash and Cash Equivalents.   Cash and cash equivalents increased $31.0 million, or 108.5%, to $59.7 million at December 31, 2019 from $28.6 million at December 31, 2018. The increase was primarily related to an increase in short-term investments of  $30.0 million, or 169.7%, due to the completion of our second-step conversion and related stock offering in October 2019.
Investments in Available-for-Sale Securities.   Investments in available-for-sale securities decreased $9.6 million or 18.7% to $41.8 million at December 31, 2019 from $51.4 million at December 31, 2018. The decrease resulted primarily from principal pay downs partially offset by an increase in the fair value of the securities.
Loan Portfolio Analysis.   At December 31, 2019, net loans were $959.3 million, or 85.5% of total assets, compared to $835.5 million, or 85.8% of total assets at December 31, 2018. Increases in commercial loans of  $90.0 million, or 24.9%, commercial real estate loans of  $53.5 million, or 14.7%, and in construction and land development loans of  $2.2 million, or 4.8%, were partially offset by decreases in residential real estate loans of  $11.7 million, or 20.3%, and consumer loans of  $7.1 million, or 35.7%. Our commercial loan growth is attributed to a continued focus on our specialty lending of renewable energy loans and enterprise value loans. Renewable energy loans increased $15.7 million, or 31.2%, to $66.1 million at December 31, 2019 from $50.4 million at December 31, 2018. Enterprise value loans increased $39.2 million, or 28.3%, to $178.0 million at December 31, 2019 from $138.8 million at December 31, 2018.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.
	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
Residential(1)	$45,695	4.69%	$57,361	6.76%	$67,724	9.00%	$76,850	12.13%	$92,392	16.40%
Commercial(2)	418,356	42.89	364,867	43.00	371,510	49.35	336,102	53.07	285,356	50.67
Construction and land development	46,763	4.79	44,606	5.26	55,828	7.42	48,161	7.60	71,535	12.70
Commercial	451,791	46.32	361,782	42.64	240,223	31.91	166,157	26.23	112,073	19.90
Consumer	12,737	1.31	19,815	2.34	17,455	2.32	6,172	0.97	1,855	0.33
Total loans	975,342	100.00%	848,431	100.00%	752,740	100.00%	633,442	100.00%	563,211	100.00%
Deferred loan fees, net	(2,212)		(1,223)		(845)		(427)		(377)
Allowance for loan losses	(13,844)		(11,680)		(9,757)		(8,590)		(7,905)
Loans, net	$959,286		$835,528		$742,138		$624,425		$554,929

(1) Includes home equity loans and lines of credit
(2) Includes multi-family real estate loans
Loan Maturity.   The following table sets forth certain information at December 31, 2019 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.
	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Commercial	Consumer	Total Loans
	(In thousands)
Amounts due in:
One year or less	$64	$15,996	$19,154	$58,527	$1,061	$94,802
More than one year to five years	3,135	10,798	8,819	125,555	11,676	159,983
More than five years through ten years	8,813	78,037	—	210,798	—	297,648
More than ten years	33,683	313,525	18,790	56,911	—	422,909
Total	$45,695	$418,356	$46,763	$451,791	$12,737	$975,342

The following table sets forth our fixed and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate:
Residential	$26,629	$19,002	$45,631
Commercial	35,439	366,921	402,360
Construction and land development	6,838	20,771	27,609
Commercial	210,543	182,721	393,264
Consumer	11,676	—	11,676
Total loans	$291,125	$589,415	$880,540
Asset Quality
Credit Risk Management.   Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Management of asset quality is accomplished by internal controls, monitoring and reporting of key risk indicators, and both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk for the purpose of identifying loan weakness in order to minimize loan loss exposure. From the time of loan origination through final repayment, commercial real estate, construction and land development and commercial business loans are assigned a risk rating based on pre-determined criteria and levels of risk. The risk rating is monitored annually for most loans; however, it may change during the life of the loan as appropriate.
When entering a new lending line, we typically seek to manage risks and costs by limiting initial activity. We then decide whether it would be profitable and consistent with our risk tolerance levels to expand the activity, and continually calibrate and adjust our actions to maintain appropriate risk limitations. We typically enter a new lending line based upon the experience of our existing employees, or we may hire an experienced individual or group of individuals to manage new activities.
Internal and independent third-party loan reviews vary by loan type. Depending on the size and complexity of the loan, some loans may warrant detailed individual review, while other loans may have less risk based upon size, or be of a homogeneous nature reducing the need for detailed individual analysis. Assets with these characteristics, such as consumer loans and loans secured by residential real estate, may be reviewed on the basis of risk indicators such as delinquency or credit rating. In cases of significant concern, a total re-evaluation of the loan and associated risks are documented by completing a loan risk assessment and action plan. Some loans may be re-evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of potential loss exposure and, consequently, the adequacy of specific and general loan loss reserves.
When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals. When the borrower is in default, we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Management informs the board of directors monthly of the amount of loans delinquent more than 30 days. Management provides detailed information to the board of directors quarterly on loans 60 or more days past due and all loans in foreclosure and repossessed property that we own.

Delinquent Loans.   The following tables set forth our loan delinquencies by type and amount at the dates indicated.
	At December 31,
	2019			2018			2017
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due
	(In thousands)
Real Estate:
Residential	$715	$154	$832	$321	$223	$30	$699	$178	$81
Commercial	473	18,256	1,368	742	—	519	—	3,669	—
Construction and land development	—	—	165	—	—	—	—	—	—
Commercial	529	85	484	40	—	3,167	12	—	—
Consumer	111	58	38	62	46	59	63	45	60
Total	$1,828	$18,553	$2,887	$1,165	$269	$3,775	$774	$3,892	$141

	At December 31,
	2016			2015
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due
	(In thousands)
Real Estate:
Residential	$—	$—	$—	$130	$173	$365
Commercial	—	—	346	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial	29	—	—	—	—	—
Consumer	—	—	—	1	1	—
Total	$29	$—	$346	$131	$174	$365
Non-performing Assets.   Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, loans modified at interest rates materially less than current market rates, or the borrower is experiencing financial difficulty. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2019, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the lower of cost or fair value less costs to sell at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table sets forth information regarding our non-performing assets at the dates indicated.
	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Real estate:
Residential	$969	$850	$364	$303	$1,031
Commercial	1,701	519	7,102	346	106
Construction and land development	165	—	—	—	—
Commercial	2,955	4,830	1,505	933	1,147
Consumer	37	62	62	—	—
Total non-accrual loans	5,827	6,261	9,033	1,582	2,284
Accruing loans past due 90 days or more	—	—	—	—	—
Other real estate owned	—	1,676	—	—	—
Total non-performing assets	$5,827	$7,937	$9,033	$1,582	$2,284
Total loans(1)	$973,130	$847,208	$751,895	$633,015	$562,834
Total assets	$1,121,788	$974,079	$902,265	$795,543	$743,397
Total non-performing loans to total loans(1)	0.60%	0.74%	1.20%	0.25%	0.41%
Total non-performing assets to total assets	0.52%	0.81%	1.00%	0.20%	0.31%

(1)
Loans are presented before allowance for loan losses, but include deferred loan costs/fees.

The decrease in non-accrual loans at December 31, 2019 as compared to the prior year was primarily due to workouts of loans in our portfolio. The largest non-performing loan outstanding as of December 31, 2019 is a $1.9 million commercial loan with a specific reserve of  $130,000.
We have cooperative relationships with the vast majority of our nonperforming loan customers. Substantially all non-performing loans are collateralized by real estate and the repayment is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral. We pursue the resolution of all non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, we will initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.
Interest income that would have been recorded for the year ended December 31, 2019 had non-accruing loans been current according to their original terms amounted to $317,000. We recognized $42,000 of interest income for these loans for the year ended December 31, 2019.

The following table sets forth the accruing and non-accruing status of troubled debt restructurings at the dates indicated.
	At December 31,
	2019		2018		2017
	Non- Accruing	Accruing	Non- Accruing	Accruing	Non- Accruing	Accruing
	(In thousands)
Troubled Debt Restructurings:
Real estate:
Residential	$—	$182	$—	$388	$—	$404
Commercial	—	1,243	—	1,334	—	1,521
Construction and land development	—	—	—	—	—	—
Commercial	2,436	371	1,089	462	67	1,698
Consumer	—	—	—	—	—	—
Total	$2,436	$1,796	$1,089	$2,184	$67	$3,623

	At December 31,
	2016		2015
	Non- Accruing	Accruing	Non- Accruing	Accruing
	(In thousands)
Troubled Debt Restructurings:
Real estate:
Residential	$—	$422	$—	$436
Commercial	346	1,610	106	3,167
Construction and land development	—	—	—	—
Commercial	919	727	1,147	565
Consumer	—	—	—	—
Total	$1,265	$2,759	$1,253	$4,168
Total troubled debt restructurings increased in 2019 primarily due to two commercial business loans totaling $2.6 million being modified under trouble debt restructures. Impairment analyses were performed and a specific reserve of  $130,000 was allocated to one of the relationships. The loans modified during 2019 are paying in accordance with their modified terms. During 2018, there were no trouble debt restructures.
Interest income that would have been recorded for the year ended December 31, 2019 had troubled debt restructurings been current according to their original terms amounted to $275,000. We recognized $100,000 of interest income for these loans for the year ended December 31, 2019.
Potential Problem Loans.   We classify certain commercial real estate, construction and land development, and commercial loans as “special mention”, “substandard”, or “doubtful”, based on criteria consistent with guidelines provided by our banking regulators. Certain potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming at some time in the future. Potential problem loans also include non-accrual or restructured loans presented above. We expect the levels of non-performing assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets.
Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of

16 such borrowers to comply with contractual loan repayment terms. At December 31, 2019, other potential problem loans totaled $1.8 million, consisting of 12 troubled debt restructured loans that were accruing interest in accordance with their modified terms.
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
The following table sets forth activity in our allowance for loan losses for the years indicated.
	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance at beginning of year	$11,680	$9,757	$8,590	$7,905	$7,224
Provision for loan losses	5,326	3,329	2,929	703	805
Charge offs:
Real estate:
Residential	—	—	—	—	—
Commercial	—	670	1,522	—	—
Construction and land development	—	—	—	—	—
Commercial	1,950	190	107	—	96
Consumer	1,355	699	190	44	65
Total charge-offs	3,305	1,559	1,819	44	161
Recoveries:
Real estate:
Residential	7	2	—	12	6
Commercial	—	—	45	—	—
Construction and land development	—	—	—	—	—
Commercial	35	87	—	1	20
Consumer	101	64	12	13	11
Total recoveries	143	153	57	26	37
Net charge-offs	3,162	1,406	1,762	18	124
Allowance at end of year	$13,844	$11,680	$9,757	$8,590	$7,905
Non-performing loans at end of year	$5,827	$6,261	$9,033	$1,582	$2,284
Total loans outstanding at end of year(1)	$973,130	$847,208	$751,895	$633,015	$562,834
Average loans outstanding during the year(1)	$906,909	$783,570	$698,859	$583,156	$516,405
Allowance to non-performing loans	237.58%	186.55%	108.02%	542.98%	346.10%
Allowance to total loans outstanding at end of the year	1.42%	1.38%	1.30%	1.36%	1.40%
Net chargeoffs to average loans outstanding during the year	0.35%	0.18%	0.25%	0.00%	0.02%

(1)
Loans are presented before the allowance for loan losses but include deferred fees/costs

Allocation of Allowance for Loan Losses.   The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.
	At December 31,
	2019		2018		2017
	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Residential	$254	4.69%	$251	6.76%	$300	9.00%
Commercial	6,104	42.89	4,152	43.00	4,483	49.35
Construction and land development	749	4.79	738	5.26	965	7.42
Commercial	6,086	46.32	5,742	42.64	3,280	31.91
Consumer	650	1.31	710	2.34	649	2.32
Total allocated allowance for loan losses	13,843	100.00%	11,593	100.00%	9,677	100.00%
Unallocated	1		87		80
Total	$13,844		$11,680		$9,757

	At December 31,
	2016		2015
	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Residential	$328	12.13%	$412	16.40%
Commercial	4,503	53.07	3,827	50.67
Construction and land development	882	7.60	1,236	12.70
Commercial	2,513	26.23	2,138	19.90
Consumer	279	0.97	119	0.33
Total allocated allowance for loan losses	8,505	100.00%	7,732	100.00%
Unallocated	85		173
Total	$8,590		$7,905
The allowance consists of general, specific, and unallocated components. The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The allocated component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value, less estimated selling costs, or observable market price of the impaired loan is lower than the carrying value of that loan.
An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.
We had impaired loans totaling $24.7 million and $7.5 million as of December 31, 2019 and 2018, respectively. Impaired loans totaling $20.9 million and $1.8 million had a valuation allowance of  $1.7 million and $1.1 million at December 31, 2019 and 2018, respectively. Our average investment in impaired loans was $26.9 million and $13.1 million for the years ended December 31, 2019 and 2018, respectively. During the fourth quarter of 2019, a commercial real estate loan relationship with a total balance of  $18.6 million became impaired due to insufficient cash flows to pay the debt. We expect to formally restructure this loan relationship, and based on a discounted cash flow calculation using the anticipated restructure terms, we established a specific reserve of  $1.4 million for this relationship.
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial business, commercial real estate and construction and land development loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on payment status. Accordingly, we do not separately identify individual one- to four-family residential and consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring. We periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. All troubled debt restructurings are initially classified as impaired.
We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of December 31, 2019 and considered any probable loss in determining the allowance for loan losses.
Loans that are partially charged off generally remain on non-accrual status until foreclosure or such time that they are performing in accordance with the terms of the loan and have a sustained payment history of at least six months. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Loan losses are charged against the allowance when we believe the uncollectability of a loan balance is confirmed; for collateral-dependent loans, generally when appraised values (as adjusted values, if applicable) less estimated costs to sell, are less than our carrying values.
Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles in the United States of America, our regulators, in reviewing our loan portfolio, may require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate or increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Securities Portfolio
The following table sets forth the composition of our securities portfolio at the dates indicated,
	At December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
State and municipal	$10,808	$11,206	$20,118	$20,255	$20,726	$21,454
Asset-backed securities	5,433	5,500	6,512	6,371	7,524	7,517
Government mortgage-backed securities	24,954	25,084	25,135	24,777	32,421	32,458
Total	$41,195	$41,790	$51,765	$51,403	$60,671	$61,429
At December 31, 2019, we had no investments in a single company or entity, other than government and government agency securities, that had an aggregate book value in excess of 10% of our equity.
Portfolio Maturities and Yields.   The composition and maturities of the investment securities portfolio at December 31, 2019, are summarized in the following table. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. No tax-equivalent yield adjustments have been made, as the amount of tax-free interest-earning assets is immaterial.
	More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
State and municipal	$1,211	3.44%	$912	4.30%	$8,685	3.01%	$10,808	$11,206	3.17%
Asset-backed securities	610	2.01%	—	—%	4,823	2.75%	5,433	5,500	2.67%
Government mortgage-backed securities	129	1.14%	3,408	2.14%	21,417	2.15%	24,954	25,084	2.15%
Total	$1,950	2.84%	$4,320	2.59%	$34,925	2.45%	$41,195	$41,790	2.48%

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if  (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2019 or 2018.
Deposits
Total deposits increased $81.8 million, or 10.7%, to $849.9 million at December 31, 2019 from $768.1 million at December 31, 2018. Our continuing focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit, resulted in net growth in these deposits of  $84.8 million, or 12.6%, to $755.5 million at December 31, 2019, or 88.9% of total deposits at that date.

The following tables set forth the distribution of total deposits by account type at the dates indicated.
	At December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest bearing	$222,088	26.13%	$195,293	25.43%	$186,222	24.83%
Negotiable order of withdrawal (NOW)	147,335	17.34%	136,771	17.81%	123,292	16.44%
Savings accounts	115,593	13.60%	109,322	14.23%	112,610	15.01%
Money market deposit accounts	270,471	31.82%	229,314	29.85%	225,735	30.10%
Certificates of deposit	94,418	11.11%	97,396	12.68%	102,198	13.62%
Total	$849,905	100.00%	$768,096	100.00%	$750,057	100.00%
As of December 31, 2019, our certificates of deposit included $48.6 million of brokered certificates of deposit and $8.7 million of QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits.
As of December 31, 2019, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000, which excludes all brokered certificates, was approximately $29.8 million. The following table sets forth the maturity of these certificates as of December 31, 2019.
Maturity Period	At December 31, 2019
(In thousands)
Three months or less	$6,325
Over three through six months	3,118
Over six through twelve months	13,557
Over twelve months	6,818
Total	$29,818
Borrowings
Our borrowings at December 31, 2019 consisted of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on Federal Home Loan Bank advances for the years indicated.
	At or For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance outstanding at end of year	$24,998	$68,022	$26,841
Weighted average interest rate at end of year	2.45%	2.58%	1.52%
Maximum amount of borrowings outstanding at any month end during the year	$122,929	$68,125	$79,725
Average balance outstanding during the year	$72,361	$30,987	$51,610
Weighted average interest rate during the year	2.61%	2.40%	1.52%
We had no securities sold under agreements to repurchase during the years ended December 31, 2019, 2018 and 2017.
Borrowings decreased $43.0 million, or 63.3%, to $25.0 million at December 31, 2019 from $68.0 million at December 31, 2018 primarily due to the liquidity provided from the completion of our stock offering. All of the borrowings at December 31, 2019 are long-term with an original maturity of more than one year.

Shareholders’ Equity
Total shareholders’ equity increased $105.3 million, or 83.9%, to $230.9 million at December 31, 2019, from $125.6 million at December 31, 2018. The increase was due primarily to raising $91.6 million in capital due to our second-step conversion and related stock offering and net income of  $10.8 million.
Average Balance Sheets and Related Yields and Rates
The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as we consider the amount of tax free interest-earning assets is immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.
	For the Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$906,909	$49,693	5.48%	$783,570	$40,358	5.15%	$698,859	$32,510	4.65%
Short-term investments	19,106	296	1.55%	15,846	313	1.98%	8,285	100	1.21%
Investment securities	47,793	1,344	2.81%	55,686	1,560	2.80%	111,732	3,049	2.73%
Federal Home Loan Bank stock	3,281	205	6.25%	1,925	109	5.66%	2,874	123	4.28%
Total interest-earning assets	977,089	51,538	5.27%	857,027	42,340	4.94%	821,750	35,782	4.35%
Non-interest earning assets	62,522			50,411			46,576
Total assets	$1,039,611			$907,438			$868,326
Interest-bearing liabilities:
Savings accounts	$128,438	419	0.33%	$116,126	281	0.24%	$116,147	209	0.18%
Money market accounts	238,708	2,857	1.20%	227,057	2,224	0.98%	176,216	875	0.50%
Now accounts	108,658	423	0.39%	116,816	602	0.52%	114,292	660	0.58%
Certificates of deposit	117,126	2,559	2.18%	95,987	1,361	1.42%	120,033	1,200	1.00%
Total interest-bearing deposits	592,930	6,258	1.06%	555,986	4,468	0.80%	526,688	2,944	0.56%
Borrowings	72,361	1,890	2.61%	30,987	745	2.40%	51,610	782	1.52%
Total interest-bearing liabilities	665,291	8,148	1.22%	586,973	5,213	0.89%	578,298	3,726	0.64%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	212,753			189,369			166,055
Other noninterest-bearing liabilities	15,178			10,759			8,332
Total liabilities	893,222			787,101			752,685
Total equity	146,389			120,337			120,337
Total liabilities and equity	$1,039,611			$907,438			$873,022
Net interest income		$43,390			$37,127			$32,056
Interest rate spread(1)			4.05%			4.05%			3.71%
Net interest-earning assets(2)	$311,798			$270,054			$243,452
Net interest margin(3)			4.44%			4.33%			3.90%
Average interest-earning assets to interest-bearing liabilities	146.87%			146.01%			142.10%

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

(3)
Net interest margin represents net interest income divided by average total interest-earning assets

Rate/Volume Analysis
The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.
	Year Ended December 31, 2019 vs. 2018			Year Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
Interest-earning assets:
Loans	$2,694	$6,641	$9,335	$3,683	$4,165	$7,848
Short-term investments	(75)	58	(17)	88	125	213
Investment securities	6	(222)	(216)	79	(1,568)	(1,489)
Federal Home Loan Bank stock	12	84	96	33	(47)	(14)
Total interest-earning assets	2,637	6,561	9,198	3,883	2,675	6,558
Interest-bearing liabilities:
Savings accounts	106	32	138	72	—	72
Money market accounts	514	119	633	1,040	309	1,349
Now accounts	(139)	(40)	(179)	(72)	14	(58)
Certificates of deposit	851	347	1,198	434	(273)	161
Total interest-bearing deposits	1,332	458	1,790	1,474	50	1,524
Borrowings	70	1,075	1,145	350	(387)	(37)
Total interest-bearing liabilities	1,402	1,533	2,935	1,824	(337)	1,487
Change in net interest and dividend income	$1,236	$5,027	$6,263	$2,059	$3,012	$5,071
Results of Operations for the Years Ended December 31, 2019 and 2018
General.   Net income increased $1.5 million, or 15.9%, to $10.8 million for the year ended December 31, 2019 from $9.3 million for the year ended December 31, 2018. The increase was primarily due to an increase of  $6.3 million, or 16.9%, in net interest and dividend income partially offset by an increase in provision for loan losses of  $2.0 million, or 13.7%, and an increase in salaries and employee benefits expense of $1.4 million, or 8.6%.
Interest and Dividend Income.   Interest and dividend income increased $9.2 million, or 21.7%, to $51.5 million for the year ended December 31, 2019 from $42.3 million for the year ended December 31, 2018. This was caused by an increase in interest and fees on loans, which increased $9.3 million, or 23.1%, partially offset by a decrease in interest and dividends on securities of  $120,000, or 7.2%.
The increase in interest income on loans was due to an increase in average balance of  $123.3 million, or 15.7%, to $906.9 million for the year ended December 31, 2019 from $783.6 million for the year ended December 31, 2018, and an increase in yield on loans of 33 basis points, to 5.48% for the year ended December 31, 2019 from 5.15% for the year ended December 31, 2018, due to our continued shift to higher-yielding commercial loans and the higher market interest rate environment.

The decrease in interest and dividends on securities was due to a decrease in the average balance of investment securities of  $7.9 million, or 14.2%, to $47.8 million for the year ended December 31, 2019 from $55.7 million for the year ended December 31, 2018.
Interest Expense.   Interest expense increased $2.9 million, or 56.3%, to $8.1 million for the year ended December 31, 2019 from $5.2 million for the year ended December 31, 2018, due to an increase in interest expense on deposits and an increase in interest expense on borrowings. Interest expense on deposits increased $1.8 million, or 40.1%, to $6.3 million for the year ended December 31, 2019 from $4.5 million for the year ended December 31, 2018, due to our cost of funds on interest-bearing deposits increasing 26 basis points to 1.06% for the year ended December 31, 2019 from 0.80% for the year ended December 31, 2018 and an increase in average balances. The increase in the cost of funds was primarily due to an increase in the average rate paid on certificates of deposit, which increased 76 basis points to 2.18%, and money market accounts, which increased 22 basis points to 1.20%.
Interest expense on borrowings, which consists of advances from the Federal Home Loan Bank of Boston, increased $1.1 million, or 153.7%, to $1.9 million for the year ended December 31, 2019 from $745,000 for the year ended December 31, 2018. The average balance of borrowings increased $41.4 million, or 133.5%, to $72.4 million for the year ended December 31, 2019 from $31.0 million for the year ended December 31, 2018. Our cost of borrowings increased 21 basis points to 2.61% for the year ended December 31, 2019 compared to 2.40% for the year ended December 31, 2018 due to the rate environment.
Net Interest and Dividend Income.   Net interest and dividend income increased $6.3 million, or 16.9%, to $43.4 million for the year ended December 31, 2019 from $37.1 million for the year ended December 31, 2018. Our net interest rate spread remained the same as 4.05% for the years ended December 31, 2019 and, 2018, while our net interest margin increased 11 basis points to 4.44% for the year ended December 31, 2019 from 4.33% for the year ended December 31, 2018. The average yield we earned on interest-earning assets increased 33 basis points to 5.27% for the year ended December 31, 2019 from 4.94% for the year ended December 31, 2018. The average yield we paid on interest-bearing liabilities increased 33 basis points to 1.22% for the year ended December 31, 2019 from 0.89% for the year ended December 31, 2018.
Provision for Loan Losses.   Our provision for loan losses was $5.3 million for the year ended December 31, 2019 compared to $3.3 million for the year ended December 31, 2018. The provision recorded resulted in an allowance for loan losses of  $13.8 million, or 1.42% of total loans and 237.6% of non-performing loans at December 31, 2019, compared to $11.7 million, or 1.38% of total loans and 186.6% of non-performing loans at December 31, 2018. Our provision was higher in 2019 due to an increase in the specific allowance for impaired loans and continued growth in the total loan portfolio. The largest non-performing loan outstanding as of December 31, 2019 is a $1.9 million commercial loan with a specific reserve of  $130,000. During the fourth quarter of 2019, a commercial real estate loan relationship with a total balance of  $18.6 million became impaired due to insufficient cash flows to pay the debt. We expect to formally restructure this loan relationship, and based on a discounted cash flow calculation using the anticipated restructure terms, we established a specific reserve of  $1.4 million for this relationship. The increase in the allowance for loan losses was based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. We apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases. For further information related to changes in the provision and allowance for loan losses, refer to “— Asset Quality — Allowance for Loan Losses.”

Noninterest Income.   Noninterest income information is as follows.
	Years Ended December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Customer service fees on deposit accounts	$1,452	$1,435	$17	1.2%
Service charges and fees – other	1,783	1,993	(210)	(10.5)%
Gain on sales of securities, net	113	—	113	100%
Bank owned life insurance income	699	686	13	1.9%
Other income	64	64	—	—%
Total noninterest income	$4,111	$4,178	$(67)	(1.6)%
Gains on sales of securities, net, increased $113,000, or 100.0%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 as we repositioned some of our securities by selling some municipal and mortgage-backed securities that were close to maturity and reinvested the proceeds into longer-term mortgage-backed securities. Customer service fees on deposit accounts increased $17,000, or 1.2%, primarily due to increased volume in transactional deposit accounts. Service charges and fees decreased $210,000, or 10.5%, primarily due to one-time loan fees collected in 2018. Bank owned life insurance income increased $13,000, or 1.9%, due to an increase in yields on cash surrender values on the purchased policies. Other income remained the same at $64,000.
Noninterest Expense.   Noninterest expense information is as follows.
	Years Ended December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$18,243	$16,801	$1,442	8.6%
Occupancy expense	1,968	1,733	235	13.6%
Equipment expense	444	471	(27)	(5.7)%
Data processing	738	810	(72)	(8.9)%
Marketing expense	385	245	140	57.1%
Professional fees	1,210	1,223	(13)	(1.1)%
Directors’ compensation	741	620	121	19.5%
Software amortization and implementation	734	645	89	13.8%
Other	3,093	2,866	227	7.9%
Total noninterest expense	$27,556	$25,414	$2,142	8.4%
Salaries and employee benefits expense increased $1.4 million, or 8.6%, for the year ended December 31, 2019 from the year ended December 31, 2018 primarily due to a higher number of sales and operations positions compared to 2018, as well as increased ESOP expense of  $459,000 due to the added shares from the stock offering. Occupancy expense increased $235,000, or 13.6%, for the year ended December 31, 2019 from the year ended December 31, 2018 primarily due to the acceleration of our leasehold improvements amortization related to the closure of our Hampton, New Hampshire branch in May 2019. The increase of $140,000, or 57.1% in marketing expense is primarily due to increased marketing in our new products and review of our website. Directors’ compensation increased $121,000, or 19.5%, for the year ended December 31, 2019 from the year ended December 31, 2018 primarily due to the addition of a new director in 2019 and a full year of stocke-based compensation expense from the issuance of awards in the second half of 2018. Software amortization and implementation increased $89,000, or 13.8%, for the year ended December 31, 2019 from the year ended December 31, 2018 primarily due to new software purchased to assist with strategic deposit initiatives. Other noninterest expense increased $227,000, or 4.7%, for the year ended

December 31, 2019 from the year ended December 31, 2018 primarily due to telecommunications expense from adding our new offices in Portsmouth and using a new system to connect our offices.
Income Tax Provision.   We recorded a provision for income taxes of  $3.8 million for the year ended December 31, 2019, reflecting an effective tax rate of 26.1%, compared to $3.2 million, or an effective tax rate of 25.8%, for the year ended December 31, 2018.
Management of Market Risk
General.   The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, we have established a management-level Asset/Liability Management Committee, which takes initial responsibility for developing an asset/liability management process and related procedures, establishing and monitoring reporting systems and developing asset/liability strategies. On at least a quarterly basis, the Asset/Liability Management Committee reviews asset/liability management with the Investment Asset/Liability Committee that has been established by the board of directors. This committee also reviews any changes in strategies as well as the performance of any specific asset/liability management actions that have been implemented previously. On a quarterly basis, an outside consulting firm provides us with detailed information and analysis as to asset/liability management, including our interest rate risk profile. Ultimate responsibility for effective asset/liability management rests with our board of directors.
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates; promoting core deposit products; and adjusting the interest rates and maturities of funding sources, as necessary. In addition, we no longer originate single-family residential real estate loans, which often have longer terms and fixed rates. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.
Net Interest Income Simulation.   We analyze our sensitivity to changes in interest rates through a net interest income simulation model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period in the current interest rate environment. We then calculate what the net interest income would be for the same period under the assumption that interest rates increase 200 basis points from current market rates and under the assumption that interest rates decrease 100 basis points from current market rates, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.
The following table presents the estimated changes in net interest income of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning December 31, 2019 and 2018.
	At December 31,
	2019		2018
Changes in Interest Rates (Basis Points)	Estimated Net Interest Income Over Next 12 Months	Change	Estimated 12-Months Net Interest Income	Change
	(Dollars in thousands)
200	$49,797	(0.40)%	$42,086	(1.50)%
0	50,004	—	42,726	—
-100	$49,835	(0.30)%	N/A	N/A
-200	N/A	N/A	$42,160	(1.32)%

Economic Value of Equity Simulation.   We also analyze our sensitivity to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates, and under the assumption that interest rates decrease 100 basis points from current market rates.
The following table presents the estimated changes in EVE of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2019 and 2018.
	At December 31,
	2019		2018
Changes in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
	(Dollars in thousands)
400	$176,680	3.00%	$147,448	(3.70)%
300	177,055	3.30%	150,100	(1.90)%
200	176,761	3.10%	152,408	(0.40)%
100	175,789	2.50%	153,932	0.60%
0	171,464	—	153,061	—
-100	160,469	(6.40)%	147,489	(3.60)%
-200	N/A	N/A	134,586	(12.10)%
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
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.
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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and cash equivalents totaled $59.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $41.8 million at December 31, 2019.
At December 31, 2019, we had a borrowing capacity of  $205.6 million with the Federal Home Loan Bank of Boston, of which $25.0 million in advances were outstanding. At December 31, 2019, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $254.1 million, none of which was outstanding as of that date.
We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.
At December 31, 2019 and 2018, we had $29.4 million and $42.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at December 31, 2019 and 2018, we had $201.9 million and $196.1 million in unadvanced funds to borrowers, respectively. We also had $1.5 million in outstanding letters of credit at December 31, 2019 and 2018.
Certificates of deposit due within one year of December 31, 2019 totaled $62.0 million, or 65.6% of total certificates of deposit. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at December 31, 2019. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the years ended December 31, 2019 and 2018, we had $302.9 million and $298.4 million of loan originations, respectively. The loan originations included $302.7 million and $286.6 million of loans to be held in our portfolio for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we purchased $13.7 million of securities and received proceeds from the sales of securities totaling $13.6 million. During the year ended December 31, 2018, we did not purchase or sell any securities.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of  $81.8 million and $18.0 million for the years ended December 31, 2019 and 2018, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Borrowings decreased $43.0 million and increased $41.2 million during the years ended December 31, 2019 and 2018, respectively.
The Provident Bank is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks, and the Federal Deposit Insurance Corporation. At December 31, 2019, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.
The net proceeds from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans. Our financial condition and results of operations have been enhanced by the net proceeds from the stock offering. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity has been adversely affected following the stock offering.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, agreements with respect to investments and employment agreements with certain of our executive officers. The following table presents our contractual obligations as of December 31, 2019.
	Payments Due by period
Contractual Obligations	Total	One Year or Less	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In thousands)
Long-term debt obligations	$24,998	$11,498	$5,000	$8,500	$—
Operating lease obligations	7,142	165	344	347	6,286
Total	$32,140	$11,663	$5,344	$8,847	$6,286
Off-Balance Sheet Arrangements.   We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.
For further information, see Note 14 of the Notes to the Consolidated Financial Statements.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements that are applicable to Provident Bancorp, Inc., see Note 2 of the Notes to the Consolidated Financial Statements.
Effect of Inflation and Changing Prices
The consolidated financial statements and related financial data included in this annual report have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Provident Bancorp, Inc. begin on page F-1 of this Annual Report.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended December 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report Regarding Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such terms are defined in Rule 13a-15(f) of the Exchange Act of 1934. Our system of internal controls is designed to provide reasonable assurance that the financial statements that we provide to the public are fairly presented.
Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, absolute assurance cannot be provided that the effectiveness of the internal control systems may not become inadequate in future periods because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) was utilized. Based on this assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
The Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the transition period established by the Securities and Exchange Commission for an Emerging Growth Company.
ITEM 9B.   OTHER INFORMATION
Not applicable.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the captions “Proposal 1 — Election of Directors,” “Information About Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance — Code of Ethics for Senior Officers,” “Nominating and Corporate Governance Committee Procedures — Procedures to be Followed by Stockholders,” “Corporate Governance — Committees of the Board of Directors” and “— Audit Committee” is incorporated herein by reference.
A copy of the Code of Ethics is available to shareholders on the “Corporate Governance” portion of the Investor Relations’ section on the Company’s website at www.theproividentbank.com.
ITEM 11.
EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation,” and “Corporate Governance — Committees of the Board of Directors — Compensation Committee” is incorporated herein by reference.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.
Equity Compensation Plan Information
Information with respect to equity plan information is included in Item 5 of this Annual Report.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the captions “Proposal 2 — Ratification of Independent Registered Public Accounting Firm — Audit Fees” and “— Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)
Financial Statements

The following documents are filed as part of this Form 10-K.
(i)
Report of Independent Registered Public Accounting Firm

(ii)
Consolidated Balance Sheets

(iii)
Consolidated Statements of Income

(iv)
Consolidated Statements of Comprehensive Income

(v)
Consolidated Statements of Changes in Shareholders’ Equity

(vi)
Consolidated Statements of Cash Flows

(vii)
Notes to Consolidated Financial Statements

(a)(2)
Financial Statement Schedules

None.
(a)(3)
Exhibits

3.1	Articles of Organization of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)
3.2	Bylaws of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)
4	Form of Common Stock Certificate of Provident Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)
4.1	Form of Common Stock Certificate of Provident Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
4.2	Description of registrant’s securities
10.1	Employment Agreement with David P. Mansfield † (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.2	Employment Agreement with Charles F. Withee † (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.3	Employment Agreement with Carol L. Houle † (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.4	Amended and Restated Supplemental Executive Retirement Agreement with David P. Mansfield † (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.5	Amended and Restated Supplemental Executive Retirement Agreement with Charles F. Withee † (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.6	Supplemental Executive Retirement Agreement with Carol L. Houle † (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.7	The Provident Bank Executive Annual Incentive Plan † (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.8	The Provident Bank 2005 Amended and Restated Long-Term Incentive Plan † (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.9	Provident Bancorp, Inc. 2016 Equity Incentive Plan† (Incorporated by reference to Appendix A to the definitive proxy statement for the Special Meeting of Shareholders of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on August 9, 2016)
10.10	Form of Incentive Stock Option Award Agreement†(Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)
10.11	Form of Non-Statutory Incentive Stock Option Award Agreement† (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)
10.12	Form of Restricted Stock Award Agreement† (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)
10.13	First Amendment to Employment Agreement with David P. Mansfield† (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on December 26, 2018)
10.14	First Amendment to Employment Agreement with Charles F. Withee† (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on December 26, 2018)
10.15	First Amendment to Employment Agreement with Carol L. Houle† (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on December 26, 2018)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Provident Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

†
Compensatory arrangements.

ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PROVIDENT BANCORP, INC.
Date: March 12, 2020	By:	/s/ David P. Mansfield David P. Mansfield President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ David P. Mansfield David P. Mansfield	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2020
/s/ Carol L. Houle Carol L. Houle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2020
/s/ Frank G. Cousins, Jr. Frank G. Cousins, Jr.	Director	March 12, 2020
/s/ James A. DeLeo James A. DeLeo	Director	March 12, 2020
/s/ Lisa B. DeStefano Lisa B. DeStefano	Director	March 12, 2020
/s/ Jay E. Gould Jay E. Gould	Director	March 12, 2020
/s/ Laurie H. Knapp Laurie H. Knapp	Director	March 12, 2020
/s/ Richard L. Peeke Richard L. Peeke	Director	March 12, 2020
/s/ Barbara A. Piette Barbara A. Piette	Director	March 12, 2020
/s/ Joseph B. Reilly Joseph B. Reilly	Director	March 12, 2020
/s/ Arthur W. Sullivan Arthur W. Sullivan	Director	March 12, 2020
/s/ Charles F. Withee Charles F. Withee	Director	March 12, 2020

Provident Bancorp, Inc. and Subsidiary

F-i

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Shareholders
Provident Bancorp, Inc. and Subsidiary
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Provident Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Whittlesey PC
We have served as the Company’s auditor since 2013.
Hartford, Connecticut
March 13, 2020

Provident Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2019 and 2018
(In thousands)	2019	2018
Assets
Cash and due from banks	$11,990	$10,941
Short-term investments	47,668	17,672
Cash and cash equivalents	59,658	28,613
Investments in available-for-sale securities (at fair value)	41,790	51,403
Federal Home Loan Bank stock, at cost	1,416	2,650
Loans, net	959,286	835,528
Bank owned life insurance	26,925	26,226
Premises and equipment, net	18,441	16,086
Other real estate owned	—	1,676
Accrued interest receivable	2,854	2,638
Deferred tax asset, net	7,242	6,437
Other assets	4,176	2,822
Total assets	$1,121,788	$974,079
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$222,088	$195,293
Interest-bearing	627,817	572,803
Total deposits	849,905	768,096
Borrowings	24,998	68,022
Operating lease liabilities	3,877	—
Other liabilities	12,075	12,377
Total liabilities	890,855	848,495
Shareholders’ equity
Preferred stock; $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 2019: $0.01 par value: 100,000,000 shares authorized; 19,473,818 shares issued and outstanding; 2018: no par value, 100,000,000 shares authorized, 19,529,200 shares issued, 19,455,503 shares outstanding(1)	195	—
Additional paid in capital	146,174	45,895
Retained earnings	94,159	83,351
Accumulated other comprehensive income (loss)	458	(255)
Unearned compensation – ESOP	(10,053)	(2,619)
Treasury stock: 0 and 73,697 shares at December 31, 2019 and 2018, respectively(1)	—	(788)
Total shareholders’ equity	230,933	125,584
Total liabilities and shareholders’ equity	$1,121,788	$974,079

(1)
Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one) (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Years Ended December 31, 2019 and 2018
(In thousands)	2019	2018
Interest and dividend income:
Interest and fees on loans	$49,693	$40,358
Interest and dividends on securities	1,549	1,669
Interest on short-term investments	296	313
Total interest and dividend income	51,538	42,340
Interest expense:
Interest on deposits	6,258	4,468
Interest on borrowings	1,890	745
Total interest expense	8,148	5,213
Net interest and dividend income	43,390	37,127
Provision for loan losses	5,326	3,329
Net interest and dividend income after provision for loan losses	38,064	33,798
Noninterest income:
Customer service fees on deposit accounts	1,452	1,435
Service charges and fees – other	1,783	1,993
Gain on sales of securities, net	113	—
Bank owned life insurance	699	686
Other income	64	64
Total noninterest income	4,111	4,178
Noninterest expense:
Salaries and employee benefits	18,243	16,801
Occupancy expense	1,968	1,733
Equipment expense	444	471
Data processing	738	810
Marketing expense	385	245
Professional fees	1,210	1,223
Directors’ compensation	741	620
Software amortization and implementation	734	645
Other	3,093	2,866
Total noninterest expense	27,556	25,414
Income before income tax expense	14,619	12,562
Income tax expense	3,811	3,237
Net income	$10,808	$9,325
Earnings per share:(1)
Basic	$0.60	$0.50
Diluted	$0.60	$0.50
Weighted Average Shares:(1)
Basic	17,958,186	18,676,062
Diluted	18,066,968	18,809,926

(1)
Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one) (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2019 and 2018
(In thousands)	2019	2018
Net income	$10,808	$9,325
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	1,070	(1,120)
Reclassification adjustment for realized gains in net income	(113)	—
Unrealized gains (losses)	957	(1,120)
Income tax effect	(244)	276
Other comprehensive income (loss), net of tax	713	(844)
Total comprehensive income	$11,521	$8,481
The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2019 and 2018
(In thousands, except share data)	Shares of Common Stock(1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Treasury Stock	Total
Balance, December 31, 2017	19,461,116	$—	$44,592	$74,047	$589	$(2,857)	$(594)	$115,777
Net income	—	—	—	9,325	—	—	—	9,325
Other comprehensive loss	—	—	—	—	(844)	—	—	(844)
Stock-based compensation expense	—	—	928	—	—	—	—	928
Restricted stock award grants	9,827	—	—	—	—	—	—	—
Exercise of stock options, net	2,041	—	—	(21)	—	—	21	—
Treasury stock acquired	(17,481)	—	—	—	—	—	(215)	(215)
ESOP shares earned	—	—	375	—	—	238	—	613
Balance, December 31, 2018	19,455,503	—	45,895	83,351	(255)	(2,619)	(788)	125,584
Net income	—	—	—	10,808	—	—	—	10,808
Other comprehensive income	—	—	—	—	713	—	—	713
Stock-based compensation expense	—	—	999	—	—	—	—	999
Restricted stock award grants	5,907	—	—	—	—	—	—	—
Corporate reorganization:
Conversion of Provident Bancorp	(788,152)	195	91,383	—	—	—	—	91,578
Purchase by ESOP	816,992	—	8,170	—	—	(8,170)	—	—
Treasury stock retired	—	—	(788)	—	—	—	788	—
Contribution from Provident Bancorp	—	—	372	—	—	—	—	372
Shares surrendered related to tax withholdings on restricted stock awards	(16,432)	—	(193)	—	—	—	—	(193)
ESOP shares earned	—	—	336	—	—	736	—	1,072
Balance, December 31, 2019	19,473,818	$195	$146,174	$94,159	$458	$(10,053)	$—	$230,933

(1)
Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one) (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019 and 2018
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$10,808	$9,325
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	218	274
ESOP expense	1,072	613
Gain on sale of securities, net	(113)	—
Change in deferred loan fees, net	989	378
Provision for loan losses	5,326	3,329
Depreciation and amortization	1,391	914
(Gain) loss on disposal of premises and equipment	(9)	6
Increase in accrued interest receivable	(216)	(293)
Deferred tax benefit	(1,049)	(1,241)
Share-based compensation expense	999	928
Increase in cash surrender value of life insurance	(699)	(686)
Expense recovery from sale of other real estate owned	(138)	—
Principal repayments of operating lease liabilities	(61)	—
(Increase) decrease in other assets	(810)	420
(Decrease) increase in other liabilities	(200)	2,787
Net cash provided by operating activities	17,508	16,754
Cash flows from investing activities:
Purchases of available-for-sale securities	(13,729)	—
Proceeds from sales of available-for-sale securities	13,565	—
Proceeds from pay downs, maturities and calls of available-for-sale securities	10,629	8,632
Redemption (purchase) of Federal Home Loan Bank Stock	1,234	(796)
Loan originations and purchases, net of paydowns	(124,358)	(100,073)
Additions to premises and equipment	(6,245)	(2,399)
Additions to assets held-for-sale	—	(147)
Additions to other real estate owned	(64)	(52)
Proceeds from sale of equipment	85	—
Proceeds from sales of other real estate owned	1,878	—
Cash received from Provident Bancorp	372	—
Net cash used in investing activities	(116,633)	(94,835)

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2019 and 2018
(In thousands)	2019	2018
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	84,787	22,841
Net decrease in time deposits	(2,978)	(4,802)
Proceeds from advances from the Federal Home Loan Bank	—	10,000
Net change in short-term borrowings	(38,024)	31,181
Payments made on Federal Home Loan Bank long-term advances	(5,000)	—
Proceeds from sale of common stock, net	91,578	—
Shares surrendered related to tax withholdings on restricted stock awards	(193)	—
Purchase of treasury stock	—	(215)
Net cash provided by financing activities	130,170	59,005
Net increase (decrease) in cash and cash equivalents	31,045	(19,076)
Cash and cash equivalents at beginning of year	28,613	47,689
Cash and cash equivalents at end of year	$59,658	$28,613
Supplemental disclosures:
Interest paid	$8,148	$5,326
Income taxes paid	5,008	3,638
Recognition of right-of-use assets in premises and equipment(1)	3,836	—
Recognition of operating lease liabilities(1)	3,938	—
Reclassification of accrued rent from other liabilities to premises and equipment(1)	102	—
Loan originated from sale of premises and equipment	6,455	—
Loans transferred to other assets	740	1,352
Loan transferred to other real estate owned	—	1,624
Assets held-for-sale transferred to premises and equipment	—	3,433

(1)
Adoption of ASU 2016-02, Leases (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Nature of Operations
Provident Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in June 2019 to be the successor corporation to Provident Bancorp, Inc. (“Old Provident”), a Massachusetts corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Provident Bancorp (the “MHC”), the top tier mutual holding company of Old Provident. Old Provident was the former mid-tier holding company for The Provident Bank (the “Bank”). Prior to completion of the Conversion, approximately 52% of the shares of common stock of Old Provident were owned by the MHC. In conjunction with the Conversion, the MHC was merged into the Company (and ceased to exist) and the Company became its successor under the name Provident Bancorp, Inc. The Conversion was completed October 16, 2019. The Company raised gross proceeds of  $102.1 million by selling a total of 10,212,397 shares of common stock at $10.00 per share in the second-step stock offering. The Company utilized $8.2 million of the proceeds to fund an addition to its Employee Stock Ownership Plan (“ESOP”) loan for the acquisition of an additional 816,992 shares at $10.00 per share. Expenses incurred related to the offering were $2.4 million, and have been recorded against offering proceeds. The Company invested $45.8 million of the net proceeds it received from the sale into the Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Old Provident common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.0212 shares of Company common stock. A total of 19,484,343 shares of common stock were outstanding following the completion of the stock offering.
The Company is headquartered in Amesbury, Massachusetts. The Bank operates its business from seven banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Bedford, and Seabrook, New Hampshire. The Bank provides a variety of financial services to individuals and small businesses. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are commercial mortgages and commercial loans.
Note 2 — Accounting Policies
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, stock-based compensation expense and deferred income taxes.
Basis of Presentation
The consolidated financial statements include the accounts of Provident Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, Provident Security Corporation and 5 Market Street Security Corporation. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account. All material intercompany balances and transactions have been eliminated in consolidation.

Notes to Consolidated Financial Statements
Significant Concentrations of Credit Risk
The primary lending area for the Company encompasses a broad market that includes Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire, which are part of, and bedroom communities to, the technology corridor between Boston, Massachusetts and Concord, New Hampshire. In 2018, the Bank started offering its enterprise value loan product nationally. In 2020, the Bank acquired a warehouse lending business located in Ponte Vedra, Florida. The primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, and Rockingham County and Hillsborough County, New Hampshire. The Company believes that it does not have any significant loan concentrations or investment securities in any one industry or with any customer.
Reclassification
Certain amounts in the prior year have been reclassified to be consistent with the current year’s consolidated financial statement presentation, and the reclassifications had no effect on the net income reported in the consolidated income statement.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks, and short-term investments comprised of interest-bearing demand deposits with other banks and federal funds sold.
Investment Securities
Investments in debt securities are adjusted for amortization of premiums and accretion of discounts so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis and are recorded as of the trade date.
Debt securities may be classified into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.
•
Held-to-maturity securities, if any, are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or as a separate component of shareholders’ equity.

•
Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) as a separate component of shareholders’ equity until realized.

•
Trading securities, if any, are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

The Company evaluates securities within the Company’s available for sale portfolio for other-than-temporary impairment (“OTTI”) at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

Notes to Consolidated Financial Statements
Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank of Boston (the “FHLB”), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. FHLB stock is a non-marketable equity security that is carried at cost and evaluated for impairment when deemed necessary.
Loans
Loan receivables that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.
Interest income is accrued on the unpaid principal balance.
Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount is recognized as an adjustment of the related loan yield using the interest method. The Company is amortizing these amounts over the contractual life of the related loans.
Residential real estate loans are generally placed on non-accrual status when reaching 90 days past due or in process of collection. Past due status is based on the contractual terms of the loan. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on non-accrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally six months. Interest income received on non-accrual loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual.
Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibality of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is allocated to loan types using both a formula-based approach (general component) and an analysis of certain individual loans for impairment (allocated component).

Notes to Consolidated Financial Statements
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. These historical loss factors are adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.
The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:
Commercial real estate:   Loans in this segment are primarily income-producing properties throughout Massachusetts and New Hampshire. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy resulting in increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows and collateral value of these loans.
Commercial:   Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.
Residential real estate:   The Company generally does not originate loans with a loan-to-value ratio greater than 80% and does not grant subprime loans. Loans with loan to value ratios greater than 80% require the purchase of private mortgage insurance. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower and value of collateral. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.
Construction and land development:   Loans in this segment primarily include speculative and pre-sold real estate development loans for which payment is derived from sale of the property and construction to permanent loans for which payment is derived from cash flows of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.
Consumer:   Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.
The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral,

Notes to Consolidated Financial Statements
less estimated selling costs, if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.
The Company from time to time, may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modified loan is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.
An unallocated component can be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.
Bank-Owned Life Insurance
Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income and are not subject to income taxes.
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Generally, depreciation on the buildings and equipment is calculated principally on the straight line method, and depreciation and amortization expense is charged against operations over the estimated useful lives of the related assets.
Other Real Estate Owned and Repossessed Assets
Assets acquired through, or in lieu of, loan foreclosure or repossession are held for sale and are initially recorded at the lower of the investment in the loan or fair value less estimated costs to sell at the date of foreclosure or repossession, establishing a new cost basis. Subsequently, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations, changes in the valuation allowance, any direct write-downs and gains or losses on sales are included in other real estate owned expense.
Leases
The Company determines if an arrangement is a lease at inception. Lease right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

Notes to Consolidated Financial Statements
Advertising
The Company directly expenses costs associated with advertising as they are incurred.
Earnings per Share
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.
Employee Stock Ownership Plan
Compensation expense for The Provident Bank Employee Stock Ownership Plan (the “ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of shareholders’ equity on the consolidated balance sheets. The difference between the average fair value and the cost of the shares by the ESOP is recorded as an adjustment to additional paid-in-capital.
Stock-based Compensation Plans
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
Treasury Stock
Old Provident repurchased common stock was recorded as treasury stock at cost.
Income Taxes
The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized.
The Company examines its significant income tax positions annually to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.
Fair Values of Financial Instruments
GAAP requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:
Cash and cash equivalents:   The carrying amounts of cash and cash equivalents approximate fair values.
Investments:   Fair values for investments are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or pricing models. See Note 15 for further details.
Loans receivable:   For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using

Notes to Consolidated Financial Statements
discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
Accrued interest receivable:   The carrying amount of accrued interest receivable approximates its fair value.
Deposit liabilities:   The fair values disclosed for deposits (e.g., interest and non-interest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Borrowings:   Fair values of Federal Reserve Bank (“FRB”) Discount Window and Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Off-balance sheet instruments:   The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portions of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.
Recent Accounting Pronouncements
ASU 2016-02, Leases (Topic 842).   The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance was effective for the Company on January 1, 2019. In July 2018, the FASB issued 2018-11, which allows a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted ASU 2016-02 on January 1, 2019 as a cumulative effect adjustment as of that date. The Company’s assets and liabilities increased by $3.8 million at the adoption date (see Note 13).
ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326):   “Measurement of Credit Losses on Financial Instruments.” The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. On October 16, 2019, the FASB approved a delay on the implementation until January 2023 for smaller reporting companies as defined by the SEC. The amendments in this update will be effective for the Company on January 1, 2023. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.
ASU No. 2017-08, Receivables — Nonrefundable Fees and Other Costs (subtopic 310-20):   “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments were effective for the Company on January 1, 2019. The Company adopted this guidance on January 1, 2019 and there was no impact on the Company’s financial statements.

Notes to Consolidated Financial Statements
ASU No. 2018-13, Fair Value Measurement (Topic 820):   “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU will be effective for the Company on January 1, 2020. As the guidance only revises disclosure requirements, the adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
Note 3 — Investments Securities Available-for-Sale
The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at December 31, 2019 and 2018:
(In thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
State and municipal	$10,808	$398	$—	$11,206
Asset-backed securities	5,433	71	4	5,500
Government mortgage-backed securities	24,954	197	67	25,084
Total available-for-sale securities	$41,195	$666	$71	$41,790
December 31, 2018
State and municipal	$20,118	$272	$135	$20,255
Asset-backed securities	6,512	—	141	6,371
Government mortgage-backed securities	25,135	138	496	24,777
Total available-for-sale securities	$51,765	$410	$772	$51,403
The scheduled maturities of debt securities were as follows at December 31, 2019. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.
	Available-for-Sale
(In thousands)	Amortized Cost	Fair Value
Due after one year through five years	$1,211	$1,218
Due after five years through ten years	912	917
Due after ten years	8,685	9,071
Government mortgage-backed securities	24,954	25,084
Asset-backed securities	5,433	5,500
	$41,195	$41,790
During the year ended December 31, 2019, gross realized gains on sales and calls were $216,000, and gross realized losses were $103,000. There were no realized gains or losses on sales and calls during the year ended December 31, 2018.
There were no securities of issuers whose aggregate carrying amount exceeded 10% of equity at December 31, 2019.
Securities with carrying amounts of  $30.6 million and $31.1 million were pledged to secure available borrowings with the Federal Reserve Bank and Federal Home Loan Bank at December 31, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements
The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows at December 31, 2019 and 2018:
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Temporarily impaired securities:
Asset-backed securities	$606	$4	$—	$—	$606	$4
Government mortgage-backed securities	5,207	8	5,418	59	10,625	67
Total temporarily impaired securities	$5,813	$12	$5,418	$59	$11,231	$71
December 31, 2018
Temporarily impaired securities:
State and municipal	$6,137	$115	$597	$20	$6,734	$135
Asset-backed securities	3,833	98	2,538	43	6,371	141
Government mortgage-backed securities	2,864	32	14,152	464	17,016	496
Total temporarily impaired securities	$12,834	$245	$17,287	$527	$30,121	$772
Because the decline in fair value of the debt securities is primarily attributable to changes in market interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
Note 4 — Loans
Loans consisted of the following at December 31, 2019 and 2018:
(In thousands)	2019	2018
Commercial real estate	$418,356	$364,867
Commercial	451,791	361,782
Residential real estate	45,695	57,361
Construction and land development	46,763	44,606
Consumer	12,737	19,815
	975,342	848,431
Allowance for loan losses	(13,844)	(11,680)
Deferred loan fees, net	(2,212)	(1,223)
Net loans	$959,286	$835,528

Notes to Consolidated Financial Statements
The following tables set forth information regarding the allowance for loans and impaired loans by portfolio segment as of and for the years ended December 31, 2019 and 2018:
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Beginning balance	$4,152	$5,742	$251	$738	$710	$87	$11,680
Charge-offs	—	(1,950)	—	—	(1,355)	—	(3,305)
Recoveries	—	35	7	—	101	—	143
Provision (credit)	1,952	2,259	(4)	11	1,194	(86)	5,326
Ending balance	$6,104	$6,086	$254	$749	$650	$1	$13,844
Ending balance:
Individually evaluated for impairment	$1,508	$174	$—	$—	$—	$—	$1,682
Ending balance:
Collectively evaluated for impairment	4,596	5,912	254	749	650	1	12,162
Total allowance for loan losses ending balance	$6,104	$6,086	$254	$749	$650	$1	$13,844
Loans:
Ending balance:
Individually evaluated for impairment	$20,990	$3,326	$182	$165	$—		$24,663
Ending balance:
Collectively evaluated for impairment	397,366	448,465	45,513	46,598	12,737		950,679
Total loans ending balance	$418,356	$451,791	$45,695	$46,763	$12,737		$975,342

Notes to Consolidated Financial Statements
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
December 31, 2018
Allowance for loan losses:
Beginning balance	$4,483	$3,280	$300	$965	$649	$80	$9,757
Charge-offs	(670)	(190)	—	—	(699)	—	(1,559)
Recoveries	—	87	2	—	64	—	153
Provision (credit)	339	2,565	(51)	(227)	696	7	3,329
Ending balance	$4,152	$5,742	$251	$738	$710	$87	$11,680
Ending balance:
Individually evaluated for impairment	$62	$1,039	$—	$—	$—	$—	$1,101
Ending balance:
Collectively evaluated for impairment	4,090	4,703	251	738	710	87	10,579
Total allowance for loan losses ending balance	$4,152	$5,742	$251	$738	$710	$87	$11,680
Loans:
Ending balance:
Individually evaluated for impairment	$1,853	$5,291	$388	$—	$—		$7,532
Ending balance:
Collectively evaluated for impairment	363,014	356,491	56,973	44,606	19,815		840,899
Total loans ending balance	$364,867	$361,782	$57,361	$44,606	$19,815		$848,431

At December 31, 2019 and 2018, loans with an aggregate principal balance of  $450.6 million and $393.8 million, respectively, were pledged to secure possible borrowings from the Federal Reserve Bank.

Notes to Consolidated Financial Statements
The following tables set forth information regarding past-due and non-accrual loans by portfolio segment at December 31, 2019 and 2018:
(In thousands)	30 – 59 Days	60 – 89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	90 Days or More Past Due and Accruing	Nonaccrual Loans
December 31, 2019
Commercial real estate	$473	$18,256	$1,368	$20,097	$398,259	$418,356	$—	$1,701
Commercial	529	85	484	1,098	450,693	451,791	—	2,955
Residential real estate	715	154	832	1,701	43,994	45,695	—	969
Construction and land development	—	—	165	165	46,598	46,763	—	165
Consumer	111	58	38	207	12,530	12,737	—	37
Total	$1,828	$18,553	$2,887	$23,268	$952,074	$975,342	$—	$5,827
December 31, 2018
Commercial real estate	$742	$—	$519	$1,261	$363,606	$364,867	$—	$519
Commercial	40	—	3,167	3,207	358,575	361,782	—	4,830
Residential real estate	321	223	30	574	56,787	57,361	—	850
Construction and land development	—	—	—	—	44,606	44,606	—	—
Consumer	62	46	59	167	19,648	19,815	—	62
Total	$1,165	$269	$3,775	$5,209	$843,222	$848,431	$—	$6,261

Information about the Company’s impaired loans by portfolio segment was as follows at December 31, 2019 and 2018:
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019
With no related allowance recorded:
Commercial real estate	$2,070	$2,082	$—	$2,144	$59
Commercial	1,348	1,745	—	2,323	26
Residential real estate	182	182	—	303	16
Construction and land development	165	165	—	273	—
Consumer	—	—	—	—	—
Total impaired with no related allowance	$3,765	$4,174	$—	$5,043	$101
With an allowance recorded:
Commercial real estate	$18,920	$18,921	$1,508	$18,921	$—
Commercial	1,978	2,085	174	2,972	—
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with an allowance recorded	$20,898	$21,006	$1,682	$21,893	$—

Notes to Consolidated Financial Statements
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total
Commercial real estate	$20,990	$21,003	$1,508	$21,065	$59
Commercial	3,326	3,830	174	5,295	26
Residential real estate	182	182	—	303	16
Construction and land development	165	165	—	273	—
Consumer	—	—	—	—	—
Total impaired loans	$24,663	$25,180	$1,682	$26,936	$101

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
Commercial real estate	$1,334	$1,334	$—	$5,614	$69
Commercial	4,050	4,110	—	4,894	38
Residential real estate	388	388	—	396	20
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with no related allowance	$5,772	$5,832	$—	$10,904	$127
With an allowance recorded:
Commercial real estate	$519	$519	$62	$519	$—
Commercial	1,241	1,267	1,039	1,695	52
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with an allowance recorded	$1,760	$1,786	$1,101	$2,214	$52
Total
Commercial real estate	$1,853	$1,853	$62	$6,133	$69
Commercial	5,291	5,377	1,039	6,589	90
Residential real estate	388	388	—	396	20
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans	$7,532	$7,618	$1,101	$13,118	$179

Notes to Consolidated Financial Statements
The following summarizes troubled debt restructurings entered into during the year ended December 31, 2019:
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Year-Ended December 31, 2019
Troubled debt restructurings:
Commercial	2	$2,640	$2,640
	2	$2,640	$2,640
In 2019, we approved two troubled debt restructures totaling $2.6 million. Both commercial loans were placed on an extended 12-month interest-only period with re-amortization to follow. An impairment analysis was performed and a specific reserve of  $130,000 was allocated to one of the relationships.
The loans modified as troubled debt restructuring during 2019 did not default during the period after modification.
There were no troubled debt restructurings entered into during the year ended December 31, 2018.
At December 31, 2019 and 2018, there were no commitments to lend additional funds to borrowers whose loans were modified in troubled debt restructurings.
Credit Quality Information
The Company utilizes a seven grade internal loan rating system for commercial real estate, construction and land development, and commercial loans as follows:
Loans rated 1 – 3:   Loans in these categories are considered “pass” rated loans with low to average risk.
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
Loans rated 7:   Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.
On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and land development, and commercial loans.
For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and rates such loans as pass. Subsequent risk rating downgrades are based upon the borrower’s payment activity. All other residential and consumer loans are not formally rated.

Notes to Consolidated Financial Statements
The following tables present the Company’s loans by risk rating and portfolio segment at December 31, 2019 and 2018:
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total
December 31, 2019
Grade:
Pass	$396,217	$433,076	$—	$46,598	$—	$875,891
Special mention	1,936	14,044	—	—	—	15,980
Substandard	20,203	4,671	1,379	165	—	26,418
Not formally rated	—	—	44,316	—	12,737	57,053
Total	$418,356	$451,791	$45,695	$46,763	$12,737	$975,342
December 31, 2018
Grade:
Pass	$356,415	$339,079	$—	$44,606	$—	$740,100
Special mention	6,531	11,339	—	—	—	17,870
Substandard	1,921	10,447	571	—	—	12,939
Doubtful	—	917	—	—	—	917
Not formally rated	—	—	56,790	—	19,815	76,605
Total	$364,867	$361,782	$57,361	$44,606	$19,815	$848,431
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $16.0 million and $18.8 million at December 31, 2019 and 2018, respectively.
Certain directors and executive officers of the Company and companies in which they have significant ownership interests were customers of the Bank during 2019. The following is a summary of the loans to such persons and their companies at December 31, 2019 and 2018:
(In thousands)
Balance beginning January 1, 2018	$22,273
Effect of changes in composition of related parties	(339)
Advances	11
Principal payments	(9,988)
Ending balance, December 31, 2018	$11,957
Balance beginning January 1, 2019	$11,957
Advances	5,303
Principal payments	(13,555)
Ending balance, December 31, 2019	$3,705

Notes to Consolidated Financial Statements
Note 5 — Premises and Equipment
The following is a summary of premises and equipment at December 31, 2019 and 2018:
(In thousands)	2019	2018
Land	$2,424	$2,424
Buildings and leasehold improvements	13,401	9,241
Furniture and equipment	4,854	4,520
Leasehold improvements	3,526	4,234
Lease right-of-use assets	3,713	—
Construction in progress	29	5,748
	27,947	26,167
Accumulated depreciation and amortization	(9,506)	(10,081)
Premises and equipment, net	$18,441	$16,086
Depreciation and amortization expense was $1.2 million and $721,000 for the years ended December 31, 2019 and 2018, respectively.
Note 6 — Deposits
The following is a summary of deposit balances by type at December 31, 2019 and 2018:
(In thousands)	2019	2018
NOW and demand	$369,423	$332,064
Regular savings	115,593	109,322
Money market deposits	270,471	229,314
Total non-certificate accounts	755,487	670,700
Certificate accounts of $250,000 or more	15,575	14,164
Certificate accounts less than $250,000	78,843	83,232
Total certificate accounts	94,418	97,396
Total deposits	$849,905	$768,096
At December 31, 2019 and 2018, the aggregate amount of brokered certificates of deposit was $48.6 million and $55.8 million respectively. Brokered certificates of deposit are not included in the totals for time deposits in denominations over $250,000 listed above.
At December 31, 2019, the scheduled maturities for certificate accounts for each of the following five years are as follows:
(In thousands)
2020	$61,954
2021	25,042
2022	6,747
2023	524
2024	151
Total	$94,418
Deposits from related parties held by the Company at December 31, 2019 and 2018 amounted to $7.8 million and $7.4 million, respectively.

Notes to Consolidated Financial Statements
Note 7 — Borrowings
Advances consist of funds borrowed from the FHLB and the FRB borrower-in-custody (“BIC”) program. Maturities of advances from the FHLB and FRB for years ending after December 31, 2019 and 2018 are summarized as follows:
(In thousands)	2019	2018
2019	$—	$43,071
2020	11,498	11,451
2021	5,000	5,000
2023	8,500	8,500
Total	$24,998	$68,022
Borrowings from the FRB BIC program are secured by a Uniform Commercial Code (“UCC”) financing statement on qualified collateral, consisting of certain commercial loans and qualified mortgage-backed government securities. There were no outstanding FRB borrowings at December 31, 2019. At December 31, 2018, FRB borrowings consisted of overnight borrowings totaling $8.1 million
Borrowings from the FHLB, which aggregated $25.0 million and $59.9 million at December 31, 2019 and 2018, respectively, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial loans and qualified mortgage-backed government securities. At December 31, 2019, the interest rates on FHLB advances ranged from 1.53% to 3.01%, and the weighted average interest rate on FHLB advances was 2.45%.
In 2015, the Bank modified $3.5 million of its FHLB borrowings and extended the maturity. The Bank incurred a prepayment penalty of  $233,000. In accordance with ASC 470, the prepayment penalty is being amortized over the life of the newly modified borrowing.
Note 8 — Income Taxes
The components of income tax expense are as follows for the years ended December 31, 2019 and 2018:
(In thousands)	2019	2018
Current tax expense (benefit):
Federal	$3,477	$3,214
State	1,392	1,278
Net operating loss carryforward	(9)	(14)
	4,860	4,478
Deferred tax benefit:
Federal	(724)	(926)
State	(325)	(315)
	(1,049)	(1,241)
Income tax expense	$3,811	$3,237

Notes to Consolidated Financial Statements
The following is a summary of the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, 2019 and 2018:
	2019	2018
Federal income tax at statutory rate	21.0%	21.0%
Increase (decrease) in tax resulting from:
State tax, net of federal tax benefit	5.8	5.7
Tax exempt income and dividends received deduction	(0.6)	(1.0)
Other	(0.1)	0.1
Effective tax rate	26.1%	25.8%
The following is a summary of the Company’s gross deferred tax assets and gross deferred tax liabilities at December 31, 2019 and 2018:
(In thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$3,837	$3,251
Depreciation	71	160
Net operating loss carryforward	7	16
Employee benefit plans and share-based compensation plans	2,707	2,498
Deferred loan fees, net	613	339
Reserve for unfunded commitments	31	31
Net unrealized loss on securities	—	107
Other	164	109
Gross deferred tax assets	7,430	6,511
Deferred tax liabilities:
Prepaid expenses	(43)	(45)
FHLB restructure fees	(8)	(29)
Net unrealized holding gain on securities	(137)	—
Gross deferred tax liabilities	(188)	(74)
Net deferred tax asset	$7,242	$6,437
At December 31, 2019, the Company had federal net operating loss carryovers of  $34,000. The carryovers were transferred to the Company upon the merger with Amesbury Cooperative Bank during the year ended December 31, 2001. The losses will expire in 2020 and are subject to certain annual limitations which amount to $42,000 per year.
The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2019 and 2018.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2019 and 2018, there was no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2016 through December 31, 2018.

Notes to Consolidated Financial Statements
Note 9 — Employee Benefits & Share-Based Compensation Plans
401(k) Plan
The Company sponsors a 401(k) plan. All employees are eligible to join the 401(k) plan. A Safe Harbor Plan was adopted by the Company effective January 1, 2007. Under the Safe Harbor Plan, the Company matches 100% of employee contributions up to 6% of compensation. In addition, the Company may make a discretionary contribution to the 401(k) plan determined on an annual basis. Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws. The expense recognized under the 401(k) plan was $598,000 and $494,000 for the years ended December 31, 2019 and 2018, respectively.
Supplemental Executive Retirement Plans
The Company has Supplemental Executive Retirement Agreements with certain executive officers. These agreements are designed to supplement the benefits available through the Company’s retirement plan. The liability for the retirement benefits amounted to $7.8 million and $6.8 million at December 31, 2019 and 2018, respectively, and is included in other liabilities. The expense recognized for these benefits was $1.0 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively.
Employee Stock Ownership Plan
The Company established an ESOP for its eligible employees effective January 1, 2015 to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 721,876 shares in the Company’s initial stock offering with the proceeds of the loan totaling $3.6 million. The loan was payable annually over 15 years at a rate per annum equal to the prime rate. In conjunction with the Conversion, the Company refinanced the original loan to the ESOP with an additional $8.2 million payable over 15 years at a rate per annum equal to the prime rate (4.75% as December 31, 2019) to acquire an additional 816,992 shares at $10.00 per share, representing 8% of the shares sold in the Company’s second-step offering. After the Conversion, the unallocated shares had an average price of  $8.20 per share. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The number of shares committed to be released per year through 2033 is 89,757.
Shares held by the ESOP include the following:
	December 31, 2019	December 31, 2018
Allocated	192,499	144,374
Committed to be allocated	89,757	48,125
Unallocated	1,256,612	529,377
Total	1,538,868	721,876
The fair value of unallocated shares was approximately $15.6 million at December 31, 2019.
Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).
Shared-Based Compensation Plan
Under the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the “Equity Plan”), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan, with 902,344 shares reserved for options. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares

Notes to Consolidated Financial Statements
reserved for restricted stock or restricted units is 360,935. The value of restricted stock grants is based on the market price of the stock on grant date. Options and awards vest ratably over three to five years.
Expense related to options and restricted stock granted to directors is recognized as directors’ fees within non-interest expense.
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

The fair value of options granted in 2019 and 2018 is based on the following assumptions:
	2019	2018
Vesting period (years)	3	5
Expiration date (years)	10	10
Expected volatility	31.15%	21.23%
Expected life (years)	7.5	7.5
Expected dividend yield	0.00%	0.00%
Risk free interest rate	1.83%	2.97%
Fair value per option	$4.80	$4.31
A summary of the status of the Company’s stock option grants for the year ended December 31, 2019, is presented in the table below:
	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	801,276	$8.85
Granted	14,781	12.91
Forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2019	816,057	$8.93	7.02	$2,908,000
Outstanding and expected to vest at December 31, 2019	816,057	$8.93	7.02	$2,908,000
Vested and Exercisable at December 31, 2019	465,994	$8.73	6.92	$1,741,000
Unrecognized compensation cost	$899,000
Weighted average remaining recognition period (years)	2.17
Total expense for the stock options was $406,000 and $404,000 for the years ended December 31, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements
Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).
Restricted Stock
Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market prices at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.
The following table presents the activity in unvested restricted stock awards under the Equity Plan for the year ended December 31, 2019:
	Number of Shares	Weighted Average Grant Price
Unvested restricted stock awards at January 1, 2019	198,216	$8.97
Granted	5,907	12.91
Forfeited	—	—
Vested	(64,104)	8.85
Unvested restricted stock awards at December 31, 2018	140,019	$9.19
Unrecognized compensation cost	$1,210,000
Weighted average remaining recognition period (years)	2.14
Total expense for the restricted stock awards was $593,000 and $524,000 for the years ended December 31, 2019 and 2018, respectively.
Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).
Note 10 — Earnings Per Share
Earnings per share consisted of the following components for the year ended December 31, 2019 and 2018.
(Dollars in thousands)	2019	2018
Net income attributable to common shareholders	$10,808	$9,325
Average number of common shares issued	19,511,700	19,523,492
Less:
average unallocated ESOP shares	(1,345,983)	(572,680)
average unvested restricted stock	(152,682)	(214,314)
average treasury stock acquired	(54,849)	(60,436)
Average number of common shares outstanding to calculate basic earnings per common share	17,958,186	18,676,062
Effect of dilutive unvested restricted stock and stock option awards	108,782	133,864
Average number of common shares outstanding to calculate diluted earnings per common share	18,066,968	18,809,926
Earnings per common share:
Basic	$0.60	$0.50
Diluted	$0.60	$0.50

Notes to Consolidated Financial Statements
Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).
Note 11 — Regulatory Matters
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
Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Federal Deposit Insurance Corporation (“FDIC”), which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a new Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of December 31, 2019 and 2018, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2019, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.
The Bank’s actual capital amounts and ratios at December 31, 2019 and 2018 are summarized as follows:
	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital (to Risk Weighted Assets)	$181,135	17.62%	$82,238	≥8.0%	$102,798	≥10.0%
Tier 1 Capital (to Risk Weighted Assets)	168,273	16.37	61,679	≥6.0	82,238	≥8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	168,273	16.37	46,259	≥4.5	66,819	≥6.5
Tier 1 Capital (to Average Assets)	168,273	15.18	44,352	≥4.0	55,440	≥5.0
December 31, 2018
Total Capital (to Risk Weighted Assets)	$128,939	14.55%	$70,891	≥8.0%	$88,614	≥10.0%
Tier 1 Capital (to Risk Weighted Assets)	117,855	13.30	53,168	≥6.0	70,891	≥8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	117,855	13.30	39,876	≥4.5	57,599	≥6.5
Tier 1 Capital (to Average Assets)	117,855	12.69	37,157	≥4.0	46,446	≥5.0

Notes to Consolidated Financial Statements
Liquidation Accounts
Upon the completion of Old Provident’s stock offering in 2015, a special “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to the percentage ownership interest in the equity of Old Provident held by persons other than the MHC as of the date of the latest balance sheet contained in the 2015 prospectus. The Company is not permitted to pay dividends on its capital stock if the Company’s shareholders’ equity would be reduced below the amount of the liquidation account. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.
Upon the completion of the Conversion, a special “liquidation accounts” for the benefit of certain depositors of The Provident Bank in an amount equal to the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the 2019 prospectus plus the MHC’s net assets (excluding its ownership of the Company) was established. The Company and The Provident Bank are not permitted to pay dividends on their capital stock if the shareholders’ equity of the Company, or the shareholder’s equity of The Provident Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.
Note 12 — Commitments and Contingent Liabilities
Litigation
In April 2018, the Bank conducted a foreclosure sale of certain real and personal property which secured four non-accruing loans originally made by the Bank. The aggregate outstanding principal balance of these loans was approximately $7.5 million, of which (a) approximately $4.9 million was due and owing to the Bank and (b) approximately $2.6 million was due and owing to another financial institution who purchased participation interests in certain of these loans (the “Participant”). The Bank received approximately $8.3 million in proceeds from this foreclosure sale. The U.S. Small Business Administration (“SBA”), which also made a secured loan to the same obligors, disputed the Bank’s retention of, and claimed priority to, a portion of the proceeds generated from this foreclosure sale, alleging a breach of contract and sought monetary damages in the approximate amount of  $2.0 million. As previously disclosed, the Company had segregated into a separate deposit account the entire amount in dispute, including the amount that would be provided to the Participant. In June 2019, the Company settled this matter with the SBA and the Participant for the amounts we had segregated and the settlement did not have a significant impact on the Company’s financial condition or results of operations.
From time to time, the Company is involved in litigation incidental to its business. The Company does not believe that the ultimate resolution of these legal matters will have a significant impact on the Company’s financial condition and results of operations.
Note 13 — Leases
Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842). This standard required the Company to recognize on the balance sheet right-of-use assets and lease liabilities, which approximate the present value of the Company’s remaining lease payments. As of December 31, 2019, the Company recognized right-of-use assets and operating lease liabilities totaling $3.7 million and $3.9 million, respectively. The right-of-use assets are included in premises and equipment in the consolidated balance sheet.
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

Notes to Consolidated Financial Statements
leases do not provide an implicit rate so an incremental borrowing rate based on the information available at adoption date was used in determining the present value of future payments.
The lease liabilities recognized by the Company represent two leased branch locations. The Company’s leases have remaining initial contractual lease terms ranging from 4.5 to 16 years. The Company’s leases include options to extend the lease for up to 20 years. The lease liabilities recognized include certain lease extensions as it is expected that the Company will use substantially all lease renewal options. Rent expense for the operating leases is being recorded on the straight-line basis for the remaining lease term.
The maturities of the annual cash flows for the Company’s lease liabilities and other information as of December 31, 2019 are summarized as follows:
(In thousands)
2020	$165
2021	172
2022	172
2023	172
2024	175
Years thereafter	6,286
Total lease payments	7,142
Less imputed interest	(3,265)
Total lease liabilities	$3,877

Weighted-average remaining lease term – operating leases	31.9 years
Weighted-average discount rate – operating leases	3.78%
The total rental expense amounted to $375,000 and $460,000 for the years ended December 31, 2019 and 2018, respectively.
Note 14 — Financial Instruments with Off-Balance Sheet Risk
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include secured interests in real property, accounts receivable, inventory, property, plant and equipment and income producing properties.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially

Notes to Consolidated Financial Statements
the same as that involved in extending loan facilities to customers. At December 31, 2019 and 2018, the maximum potential amount of the Company’s obligation was $1.5 million for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.
Notional amounts of financial instruments with off-balance sheet credit risk are as follows at December 31, 2019 and 2018:
(In thousands)	2019	2018
Commitments to originate loans	$29,388	$42,625
Letters of credit	1,463	1,546
Unadvanced portions of loans	201,921	196,104
	$232,772	$240,275
Note 15 — Fair Value Measurements
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
Basis of Fair Value Measurements
•
Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•
Level 2 — Observable inputs other than level 1 prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

•
Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
Fair Values of Assets Measured on a Recurring Basis
The Company’s investments in U.S. Government and federal agency, state and municipal, asset-backed and government mortgage-backed securities available-for-sale are generally classified within Level 2 of the fair value hierarchy. For these investments, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Notes to Consolidated Financial Statements
The following summarizes assets measured at fair value on a recurring basis at December 31, 2019 and 2018:
	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2019
State and municipal	$11,206	$—	$11,206	$—
Asset-backed securities	5,500	—	5,500	—
Mortgage-backed securities	25,084	—	25,084	—
Totals	$41,790	$—	$41,790	$—
December 31, 2018
State and municipal	$20,255	$—	$20,255	$—
Asset-backed securities	6,371	—	6,371	—
Mortgage-backed securities	24,777	—	24,777	—
Totals	$51,403	$—	$51,403	$—
The Company did not have any transfers of assets measured at fair value on a recurring basis between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2019 and 2018.
Fair Values of Assets Measured on a Nonrecurring Basis
The Company’s only assets measured at fair value on a nonrecurring basis are loans identified as impaired for which a write-off or specific reserve has been recorded, and other real estate owned.
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
The following summarizes assets measured at fair value on a nonrecurring basis at December 31, 2019 and 2018:
	Fair Value Measurements at Reporting Date Using:
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2019
Impaired loans	$2,020	$—	$—	$2,020
December 31, 2018
Impaired loans	$659	$—	$—	$659
Other real estate owned	1,676	—	1,676	—

Notes to Consolidated Financial Statements
The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2019 and 2018:
(In thousands)	Fair Value	Valuation Technique	Unobservable Input
December 31, 2019
Impaired loans	$2,020	Real estate appraisals and business valuation	Discount for dated appraisals and comparable company evaluations
December 31, 2018
Impaired loans	$659	Real estate appraisals and business valuation	Discount for dated appraisals and comparable company evaluations
Note 16 — Disclosures About Fair Values of Financial Instruments
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
The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at December 31, 2019 and 2018:
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
December 31, 2019
Financial assets:
Cash and cash equivalents	$59,658	$59,658	$—	$—	$59,658
Available-for-sale securities	41,790	—	41,790	—	41,790
Federal Home Loan Bank of Boston stock	1,416	1,416	—	—	1,416
Loans, net	959,286	—	—	958,270	958,270
Accrued interest receivable	2,854	—	2,854	—	2,854
Financial liabilities:
Deposits	849,905	—	—	850,774	850,774
Borrowings	24,998	—	25,351	—	25,351
December 31, 2018
Financial assets:
Cash and cash equivalents	$28,613	$28,613	$—	$—	$28,613
Available-for-sale securities	51,403	—	51,403	—	51,403
Federal Home Loan Bank of Boston stock	2,650	2,650	—	—	2,650
Loans, net	835,528	—	—	827,090	827,090
Accrued interest receivable	2,638	—	2,638	—	2,638
Financial liabilities:
Deposits	768,096	—	—	768,010	768,010
Borrowings	68,022	—	67,846	—	67,846
The carrying amounts of financial instruments shown above are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

Notes to Consolidated Financial Statements
Note 17 — Condensed Financial Statements of Parent Only
Financial information pertaining only to Provident Bancorp, Inc. is as follows:
Provident Bancorp, Inc. – Parent Only Balance Sheet (In thousands)	2019	2018
Assets
Cash and due from banks	$51,634	$5,249
Investment in common stock of The Provident Bank	168,737	117,615
Other assets	10,636	2,755
Total assets	$231,007	$125,619
Liabilities and Shareholders’ Equity
Accrued expenses	$74	$35
Shareholders’ equity	230,933	125,584
Total liabilities and shareholders’ equity	$231,007	$125,619

	Years Ended December 31,
Provident Bancorp, Inc. – Parent Only Income Statement (In thousands)	2019	2018
Total income	$245	$140
Operating expenses	105	90
Income before income taxes and equity in undistributed net income of The Provident Bank	140	50
Applicable income tax provision	39	14
Income before equity in income of subsidiaries	101	36
Equity in undistributed net income of The Provident Bank	10,707	9,289
Net income	$10,808	$9,325

	Twelve Months Ended December 31,
Provident Bancorp, Inc. – Parent Only Statement of Cash Flows (In thousands)	2019	2018
Cash flows from operating activities:
Net income	$10,808	$9,325
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(10,707)	(9,289)
(Increase) decrease in other assets	(7,381)	13
Increase in other liabilities	39	191
Net cash (used in) provided by operating activities	(7,241)	240
Cash flows from investing activities:
Investment in The Provident Bank	(37,631)	—
Purchase of other investment	(500)	—
Capital contribution from Provident Bancorp	372	—
Net cash used in investing activities	(37,759)	—

Notes to Consolidated Financial Statements
	Twelve Months Ended December 31,
Provident Bancorp, Inc. – Parent Only Statement of Cash Flows (In thousands)	2019	2018
Cash flows from financing activities:
Proceeds from sale of common stock, net	91,578	—
Shares surrendered related to tax withholdings on restricted stock awards	(193)	—
Purchase of treasury stock	—	(215)
Net cash used in financing activities	91,385	(215)
Net increase in cash and cash equivalents	46,385	25
Cash and cash equivalents at beginning of year	5,249	5,224
Cash and cash equivalents at end of year	$51,634	$5,249

Note 18 — Selected Quarterly Financial Data (Unaudited)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(In thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Interest and dividend income	$12,129	$9,753	$12,731	$10,377	$13,316	$10,833	$13,362	$11,377
Interest expense	1,971	1,034	2,130	1,213	2,259	1,429	1,788	1,537
Net interest and dividend income	10,158	8,719	10,601	9,164	11,057	9,404	11,574	9,840
Provision for loan losses	1,462	656	1,354	638	833	1,421	1,677	614
Gain on sale of securities, net	113	—	—	—	—	—	—	—
Other income	933	1,013	1,056	1,118	1,040	1,059	969	988
Total noninterest income	1,046	1,013	1,056	1,118	1,040	1,059	969	988
Total noninterest expense	6,746	6,376	6,883	6,411	6,461	6,223	7,466	6,404
Income tax expense	778	678	889	843	1,295	741	849	975
Net income	$2,218	$2,022	$2,531	$2,390	$3,508	$2,078	$2,551	$2,835
Earnings per share(1):
Basic	$0.12	$0.11	$0.14	$0.13	$0.19	$0.11	$0.15	$0.15
Diluted	$0.12	$0.11	$0.14	$0.13	$0.19	$0.11	$0.15	$0.15
Weighted Average Shares(1):
Basic	18,730,676	18,635,191	18,758,735	18,663,245	18,786,692	18,690,778	18,006,471	18,714,004
Diluted	18,807,840	18,787,060	18,895,918	18,802,061	18,965,924	18,909,155	18,135,220	18,876,858

(1)
Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).

Notes to Consolidated Financial Statements
Note 19 — Subsequent Events
On December 20, 2019, the Bank entered into an asset purchase agreement (the “Agreement”) with People’s United Bank, N.A. (the “Seller”) to purchase the United Bank’s legacy ResX Warehouse Lending portfolio. The purchase price of the transaction was $72.7 million, and the Company acquired the loan portfolio, plus aggregate accrued interest and fees, the fixed assets, and prepaid expenses.
The transaction closed on January 17, 2020, and the Company has not yet completed the allocation of the purchase price, however it is expected that substantially all of the purchase price will be allocated to the loan portfolio, as the Company did not pay a premium to the seller for the assets acquired.