Form 10-K/A
period 2019-12-31
Provident Bancorp, Inc. /MD/
filed 2020-04-27
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price as of October 17, 2019, as reported by the Nasdaq Capital Market, was approximately $183.6 million.

The number of shares outstanding of the registrant’s common stock as of March 9, 2020 was 19,476,248.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

Provident Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 13, 2020. The Company would normally only include the information that is required to be filed pursuant to Part III of Form 10-K in the proxy statement for the Annual Meeting of Stockholders. However, the Company is filing an amendment at this time due the Company’s determination to delay the Annual Meeting of Stockholders until June 11, 2020. Other than the inclusion of information for Part III of the Form 10-K, the Form 10-K remains unchanged.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Directors

Following the completion of the Company’s 2020 annual meeting of stockholders, the Board of Directors of Provident Bancorp, Inc. will be composed of 10 members. The Board is divided into three classes, each with three-year staggered terms, with approximately one-third of the directors elected each year. Except as indicated herein, there are no arrangements or understandings between the directors and any other person pursuant to which such persons were selected.

Information regarding the directors is provided below. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated in each biography is as of December 31, 2019. The address for each director and executive officer is 5 Market Street, Amesbury, Massachusetts 01913.

All of the directors are long-time residents of the communities served by the Company and its subsidiaries and many of such individuals have operated, or currently operate, businesses located in such communities. As a result, each director has significant knowledge of the businesses that operate in the Company’s market area, an understanding of the general real estate market, values and trends in such communities and an understanding of the overall demographics of such communities. As a community banking institution, the Company believes that the local knowledge and experience of its directors assists the Company in assessing the credit and banking needs of its customers, developing products and services to better serve its customers and in assessing the risks inherent in its lending operations. As local residents, our directors are also exposed to the advertising, product offerings and community development efforts of competing institutions which, in turn, assists the Company in structuring its marketing efforts and community outreach programs.

The following directors have terms ending at the 2020 annual meeting:

James A. DeLeo, age 54, is a certified public accountant and the leading Partner at Gray, Gray & Gray, where he also co-chairs the Merger & Acquisition Practice Group. He has more than 25 years of experience and an educational background in entrepreneurial finance, making him a key contributor to fundless sponsors, search funds and larger private equity firms with established funds, all of which seek his advice when acquiring target companies in the middle market. Mr. DeLeo also works closely with private equity and mezzanine lenders. Mr. DeLeo’s educational and professional experience assist the Board of Directors in assessing our accounting practices, tax matters and operational needs, as well as providing knowledge of and access to the capital markets and advice with respect to mergers and acquisitions. Director of The Provident Bank since 2017.

Laurie H. Knapp, age 62, is a certified public accountant and sole owner of Laurie H. Knapp CPA PC, an accounting firm located in Amesbury, Massachusetts. Ms. Knapp specializes in personal and corporate taxes. Her experience as a certified public accountant assists the Board of Directors in assessing our accounting practices and tax matters. Director of The Provident Bank since 1998.

Barbara A. Piette, age 62, is currently a Managing Principal of Knightsbridge Advisers, co-heading this SEC-regulated venture capital fund of funds. At Knightsbridge, Ms. Piette is actively involved in all aspects of portfolio management, including all investment due diligence and decision-making processes. In addition to Knightsbridge, Ms. Piette works as an advisor to five emerging venture capital firms: Tera Ventures, focused on born-global digital startups; Hyperplane VC, focused on artificial intelligence; the Material Impact Fund, focused on materials; Underscore, focused on the cloud; and Will Ventures, focused on sports technology. She also advises several early stage technology companies spanning industry sectors such as robotics, blockchain enterprise software, and cybersecurity. Before joining Knightsbridge, Ms. Piette spent more than 20 years as a venture capitalist, holding partner positions with both Charles River Ventures and Schroder Ventures, co-founding Schroder Ventures Life Sciences. Ms. Piette’s experience provides knowledge of the capital markets and the operations of both private and public companies. Director of The Provident Bank since 2019.

The following directors have terms ending at the annual meeting following December 31, 2020:

Frank G. Cousins, Jr., age 61, is the President of the Greater Newburyport Chamber of Commerce. In 2016, Mr. Cousins retired as the Sheriff of Essex County, Massachusetts where he served for 20 years. Mr. Cousins’ years of service as a law enforcement officer in our community provides valuable insight into the economic and business needs of our community, as well as insight into where we can best serve our community in other ways, including charitable donations. Director of The Provident Bank since 2003.

Joseph B. Reilly, age 63, has more than 35 years of experience in the New Hampshire banking industry. He was the Co-Founder and President/CEO of Centrix Bank, which merged with Eastern Bank in October 2014. Prior to Centrix, Reilly held positions at Bank of New Hampshire, TD Bank, Centerpoint Bank and Fleet Bank. Mr. Reilly is a former Chairman and Director of the New Hampshire Bankers Association (NHBA); Chairman of the NHBA Legislative Committee; State of New Hampshire Captain for Team 21, a national organization of the American Bankers Association (ABA); and a member of the Government Relations Council of the ABA.  Mr. Reilly has also served on numerous not-for-profit board leadership positions. Mr. Reilly was elected Chairman of the Board of Provident Bancorp, Inc. and The Provident Bank in April 2019. Director of The Provident Bank since 2018.

Arthur Sullivan, age 61, is Principal Partner of Brady Sullivan Properties based in Manchester, New Hampshire. Mr. Sullivan is a 40-year commercial and real estate industry veteran. A licensed Real Estate Broker, Mr. Sullivan has become one of New England’s largest developer of affordable commercial and residential real estate. Under his leadership, Brady Sullivan has successfully procured and managed a diverse portfolio of over four million square feet of mill, office and industrial space, over 2,000 residential units and over 5,000 condominium conversions throughout New England and Florida. Mr. Sullivan is the recipient of the 2013 Commerce Citizen of the Year Award from the Manchester Chamber of Commerce, and has served as a corporator of Provident Bancorp since 2008. Mr. Sullivan provides the Board of Directors with significant knowledge of commercial real estate as well as experience in managing a large business in Southern New Hampshire. Director of The Provident Bank since 2016.

Charles F. Withee, age 57, is The Provident Bank’s President and Chief Lending Officer, positions he has held since 2013. Mr. Withee joined The Provident Bank as Senior Lender in 2004, and has nearly 30 years of commercial banking experience in Massachusetts and New Hampshire. Director of The Provident Bank since 2013.

The following directors have terms ending at the annual meeting following December 31, 2021:

David P. Mansfield, age 58, has served as the President and Chief Executive Officer of Provident Bancorp, Inc. and Chief Executive Officer of The Provident Bank since May 2013, having joined The Provident Bank as Chief Financial Officer in 2001. Mr. Mansfield served as Interim Chairman of the Board of Provident Bancorp, Inc. and The Provident Bank from April 2018 to April 2019. Mr. Mansfield previously worked as a bank examiner for both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, and is a Chartered Financial Analyst. Mr. Mansfield’s positions as President and Chief Executive Officer foster clear accountability, effective decision-making, a clear and direct channel of communication from senior management to the full Board of Directors, and alignment on corporate strategy. Director of The Provident Bank since 2013.

Lisa DeStefano, age 56, is the Principal Architect and Founder of DeStefano Architects. A LEED certified and registered architect in New Hampshire, Maine, Massachusetts and Connecticut, Ms. DeStefano has been a practicing architect since 1983 and founded DeStefano Architects in 1995. Her design work has won multiple awards including the 2016 AIANH Excellence in Architecture People’s Choice Award and in 2015 her firm was named one of the fastest growing women-led companies in Boston by Inc. 5000.  Ms. DeStefano was awarded the 2015 Business Excellence Award in the Real Estate and Construction category from New Hampshire Business Review magazine. Ms. DeStefano’s experience provides the Board of Directors with extensive knowledge of real estate and business matters, and she is well-known in our New Hampshire seacoast market area. Director of The Provident Bank since 2013.

Jay E. Gould, age 66, is the founder of Flatbread Company, a clay-oven restaurant specializing in all-natural, wood-fired pizza, salads and desserts. Founded in Amesbury, Massachusetts in 1998, Flatbread Company has grown into 15 restaurants with locations in New England, Hawaii and British Columbia. Mr. Gould has extensive developmental and operational experience developing a distinct and unique brand within the full-service restaurant market. Mr. Gould also owned and operated a successful family insurance business in Amesbury, Massachusetts from 1977 until its sale in 2015. As a business owner and entrepreneur, Mr. Gould offers a valuable perspective on developing a successful business as well as the challenges and risks an organization may face as it grows its product offerings and markets into new areas. Director of The Provident Bank since 1995.

Information about Executive Officers

The following provides information regarding our executive officer as of December 31, 2019, who is not a director of the Company.

Carol L. Houle, age 49, is Executive Vice President and Chief Financial Officer of Provident Bancorp, Inc. and The Provident Bank. Ms. Houle is a Certified Public Accountant, and joined The Provident Bank in September 2013. Previously, Ms. Houle was a partner at the accounting firm of Shatswell, MacLeod & Company, P.C., where she worked for 17 years.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that Director Barbara Piette filed a late Form 4 to report the grant of restricted stock and stock options, Director Frank Cousins filed a late form 4 to report the purchase of stock, and that each of the Company’s directors and executive officers otherwise complied with applicable reporting requirements for transactions in Provident Bancorp, Inc. common stock during the year ended December 31, 2019.

Code of Ethics for Senior Officers

Provident Bancorp, Inc. has adopted a Code of Ethics for Senior Officers that applies to Provident Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics for Senior Officers is available on our website at www.theprovidentbank.com. Amendments to and waivers from the Code of Ethics for Senior Officers will also be disclosed on our website.

The Company has also established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls and auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner.

Procedures for the Recommendation of Director Nominees by Stockholders

There have been no changes to the procedures by which stockholders can recommend nominees to the Board of Directors since such procedures were previously disclosed in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders.

Audit Committee

The Board of Directors has an Audit Committee consisting of Directors Knapp, who serves as Chair, Cousins, Peeke, Deleo, Reilly and Piette. In addition to meeting the independence requirements of the Nasdaq Stock Market, Inc., each member of the Audit Committee meets the audit committee independence requirements of the Securities and Exchange Commission. The Board of Directors has determined that Director Knapp qualifies as an audit committee financial expert under the rules of the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The table below summarizes, for the years ended December 31, 2019 and 2018, the total compensation paid to, or earned by, Mr. Mansfield, who serves as The Provident Bank’s Chief Executive Officer, Mr. Withee, who serves as The Provident Bank’s President and Chief Lending Officer, and Ms. Houle, who serves as The Provident Bank’s Executive Vice President and Chief Financial Officer. We refer to these individuals as “Named Executive Officers.”

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)

David P. Mansfield	2019	500,000	—	—	—	224,000	60,585	784,585
Chief Executive Officer	2018	480,000	—	—	—	231,840	44,829	756,669

Charles F. Withee	2019	360,000	—	—	—	138,240	60,225	558,465
President and Chief Lending Officer	2018	360,000	—	—	—	149,040	43,968	553,008

Carol L. Houle	2019	295,000	20,000	—	—	113,280	53,202	481,482
Executive Vice President and Chief Financial Officer	2018	270,000	—	—	—	111,780	37,445	419,225

(1)	Reflects discretionary cash bonuses.
(2)	Represents cash incentives earned under The Provident Bank Executive Annual Incentive Plan. See “—Executive Annual Incentive Plan” for further details.
(3)	The amounts reflect what we have paid to, or reimbursed, the applicable Named Executive Officer for various benefits we provide. A break-down of the various elements of compensation in this column for the year ended December 31, 2018 is set forth in the table immediately below.

All Other Compensation
Name	Year	Employer Matching Contribution To 401(k) Plan (a) ($)	Allocations Under Employee Stock Ownership Plan (b) ($)	Long-Term Disability Premiums ($)	Car Allowance ($)	Total ($)
David P. Mansfield	2019	15,900	31,302	3,383	10,000	60,585
Charles F. Withee	2019	13,923	31,302	―	15,000	60,225
Carol L. Houle	2019	15,900	31,302	―	6,000	53,202

(a)	Represents the matching contributions made by The Provident Bank to the Named Executive Officer’s 401(k) plan account for the plan year.
(b)	Represents the approximate value of shares allocated to the individual’s Employee Stock Ownership Plan account for the year ended December 31, 2019, using the Company’s stock price as of December 31, 2019.

Employment Agreements

The Provident Bank has entered into employment agreements with Messrs. Mansfield and Withee and Ms. Houle. The employment agreements with Messrs. Mansfield and Withee have terms of three years. The employment agreement with Ms. Houle has a term of two years. The disinterested members of the Board of Directors must conduct a comprehensive annual performance evaluation and affirmatively approve any extension of the agreements for an additional year or determine not to extend the term of any of the agreements.

The employment agreements provide Messrs. Mansfield and Withee and Ms. Houle with current base salaries of $533,000, $375,000 and $309,850, respectively. The Provident Bank may increase the base salaries from time to time. In addition to base salaries, the executives are entitled to participate in any employee benefit plans and bonus programs in effect from time to time for senior executives of The Provident Bank. The Provident Bank will also reimburse the executives for all reasonable business expenses incurred by them in the performance of their duties and responsibilities. In the event of an executive’s involuntary termination of employment for reasons other than cause, disability or death, or in the event of his or her resignation for “good reason,” in either case prior to the attainment of age 65, he or she will receive a severance payment equal to the sum of (i) his or her base salary then in effect and (ii) his or her “Average Bonus”, that would have been paid through the expiration date of the employment agreement. These payments increase to three times (in the case of Messrs. Mansfield and Withee) and two times (in the case of Ms. Houle) the sum of (i) and (ii), above, in the event the termination occurs in connection with or following a change on control or if the agreement has a remaining term of more than 24 months at the time of termination, in the case of Mr. Mansfield. For purposes of the employment agreements, the term “Average Bonus” means the average of the aggregate bonuses paid (or accrued, but not yet paid) to the executive for the three calendar years immediately preceding the termination of employment. The Provident Bank will make the payments in 12 monthly installments, unless the termination of employment occurs within two years of a change in control, in which case The Provident Bank will make the payment in a lump sum at the time of the termination of employment. In addition, the executives will be entitled to receive from The Provident Bank continued life insurance and non-taxable medical and dental insurance coverage through the then remaining unexpired term of the agreement and all outstanding awards under The Provident Bank Amended and Restated Long-Term Incentive Plan will become immediately and fully vested. Under the employment agreements, the term “good reason” includes: (i) the failure of the Board of Directors to elect or continue to employ the executive in his or her current position or a material reduction in the executive’s authority, duties or responsibilities; (ii) a reduction in the executive’s base salary; or (iii) a material breach of any provision of the agreement that is not cured within 30 days of notice of the breach from the executive. In addition, the term “good reason” includes, if the event occurs within two years following a change in control: (i) a relocation of his or her principal place of employment by more than ten miles; (ii) the failure of The Provident Bank to continue to provide the executive with certain employee benefits substantially similar to those available to the executive prior to the change in control; or (iii) the failure of The Provident Bank to obtain a satisfactory agreement from any successor to assume and honor the employment agreement.

In addition, should The Provident Bank terminate an executive’s employment following the executive becoming disabled, The Provident Bank will continue to pay the executive his or her base salary from the date of the termination of employment until the earlier of: (i) the expiration of 180 days; (ii) the date on which long-term disability benefits are payable to the executive under any plan covering employees of The Provident Bank; (iii) the executive’s death; or (iv) the date the term of the employment agreement expires. If at the end of 180 days, the executive is not yet receiving disability payments under a plan covering employees of The Provident Bank, The Provident Bank will continue to pay the executive his or her base salary at a rate of 60% until the earlier of: (i) the date he or she becomes entitled to disability benefits under such a plan; (ii) his or her death; or (iii) the expiration of the term of the employment agreement. In the event of the death of any of the executives, The Provident Bank will pay his or her beneficiaries the base salary the executive would have earned for six months following his or her death, and his or her family will continue to receive medical coverage for one year at the same out-of-pocket expense that the executive paid prior to his or her death.

If the executive voluntarily terminates employment on account of his or her “retirement” (that is on or after attaining age 62 for Messrs. Mansfield and Withee, or 65 for Ms. Houle), the executive will be entitled to continue to receive medical benefits at the same level in effect on, and on the same out-of-pocket cost to the executive as of, his or her termination of employment for a period of one year. The executive will not be entitled to any severance benefits under the employment agreement if The Provident Bank terminates the executive’s employment for “cause” (as defined under the employment agreement).

Upon any termination of employment that would entitle an executive to a severance payment (other than a termination in connection with a change in control), the executive will be required to adhere to one-year non-competition and non-solicitation covenants.

Executive Annual Incentive Plan

The Provident Bank has adopted The Provident Bank Executive Annual Incentive Plan, which is designed to align the interests of the executives of The Provident Bank with the overall performance of The Provident Bank and Provident Bancorp, Inc.

Employees selected by the Compensation Committee, which include the Named Executive Officers, are eligible to participate in the plan. For each plan year (which is the calendar year), the Compensation Committee determine the annual bonus award amount, designated as a percentage of base salary, and the performance objectives that must be satisfied for the participant to receive the annual bonus award. The specific performance objectives will be determined annually by the Compensation Committee, but generally include objective performance targets on financial performance, growth, asset quality and risk management and subjective performance objectives, such as particular qualitative factors for the participant, based on his or her duties to The Provident Bank. Each performance objective will specify level of achievements at “threshold,” “target” and “maximum” levels and will be weighted by priority as a percentage of the total annual bonus award payable to the participant.

The bank-wide performance objectives for 2019 focused on the following metrics, with different metrics selected for different Named Executive Officers: (i) return on average assets, (ii) efficiency ratio, and (iii) loan growth. Each performance objective was assigned a percentage weight to reflect its importance and the Named Executive Officer’s direct impact in meeting the performance objective.

For 2019, peer group target results, and The Provident Bank’s results were as follows:

Item	Target Results	The Provident Bank Adjusted Results
Return on average assets	1.05%	1.04%
Efficiency ratio	64.61%	58.15%
Commercial loan growth	8.47%	18.81%

Based on these results, Messrs. Mansfield and Withee, and Ms. Houle, earned an annual incentive award for the year ended December 31, 2019 equal to 44.80% of base salary, 38.40% of base salary and 38.40% of base salary, respectively.

The bank-wide performance objectives for 2018 focused on the following metrics, with different metrics selected for different Named Executive Officers: (i) return on average assets, (ii) efficiency ratio, and (iii) loan growth. Each performance objective was assigned a percentage weight to reflect its importance and the Named Executive Officer’s direct impact in meeting the performance objective.

For 2018, peer group target results, and The Provident Bank’s results were as follows:

Item	Target Results	The Provident Bank Adjusted Results
Return on average assets	0.99%	1.03%
Efficiency ratio	64.95%	61.53%
Commercial loan growth	7.94%	13.69%

Based on these results, Messrs. Mansfield and Withee, and Ms. Houle, earned an annual incentive award for the year ended December 31, 2018 equal to 48.30% of base salary, 41.40% of base salary and 41.40% of base salary, respectively.

The annual bonus award will be payable to each participant in a cash lump sum within 2.5 months following the end of each plan year, to the extent the performance objectives are determined to be satisfied by the Compensation Committee.

Benefit Plans

401(k) Plan. The Provident Bank currently maintains a tax-qualified profit sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). All employees who have attained age 21 are eligible to participate in the 401(k) Plan, provided, however that the employee must complete one year of service to be eligible to receive a safe harbor matching contribution or discretionary profit sharing contribution from The Provident Bank.

A participant may contribute up to 100% of his or her compensation to the 401(k) Plan on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code. For 2019, the pre-tax deferral contribution limit is $19,000 provided, however, that a participant over age 50 may contribute, on a pre-tax basis, an additional $6,000 to the 401(k) Plan (subject to applicable cost-of-living adjustments in future years). In addition to salary deferral contributions, the 401(k) Plan provides that The Provident Bank will make a safe harbor matching contribution to each participant’s account equal to 100% of the participant’s contribution, up to a maximum of 6% of the participant’s compensation earned during the plan year. A participant is always 100% vested in his or her salary deferral contributions and safe harbor matching contributions. However, a participant will vest 100% in his or her discretionary profit sharing contributions following the completion of three years of service. Participants also become fully vested in the event of their death or disability. The 401(k) Plan permits a participant to direct the investment of his or her own account into various investment options.

Participants in the 401(k) Plan are permitted to invest elective deferrals and employer matching contributions in Provident Bancorp, Inc. common stock.

Employee Stock Ownership Plan. In connection with its second-step conversion in 2019, The Provident Bank’s employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 816,992 shares of Provident Bancorp, Inc. common stock, and refinanced the original loan to the employee stock ownership plan with an additional $8.2 million. When combined with the remaining shares purchased in Old Provident’s initial stock offering in 2015, the employee stock ownership plan holds 1,538,868 shares as of December 31, 2019.

The loan will be repaid principally through The Provident Bank’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 15-year term of the loan. The interest rate for the employee stock ownership plan loan is an adjustable-rate equal to the prime rate, as published in The Wall Street Journal, on the closing date of the offering. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year.

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account. Shares will be released from the suspense account on a pro-rata basis as the loan is repaid by the employee stock ownership plan. The trustee allocates the shares released among the participants’ accounts on the basis of each participant’s proportional share of compensation relative to all participants. Participants will become 100% vested in their benefit after the completion of three years of service. Participants who were employed immediately prior to the stock offering will receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also will become fully vested upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon severance from employment. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

Supplemental Executive Retirement Plans. The Provident Bank has entered into supplemental executive retirement agreements (“SERPs”) with Messrs. Mansfield and Withee and Ms. Houle. Under the SERPs, each executive becomes entitled to receive a benefit following his or her separation from service other than on account of cause (as defined in the agreements). Upon a separation from service, The Provident Bank will pay a lump sum benefit to the executive equal to the actuarial equivalent of a 20-year stream of annual payments of a certain benefit percentage multiplied by the executive’s final average compensation. Under the agreements, the benefit percentage equals a certain percentage (62% for Mr. Mansfield, 60% for Mr. Withee and 20% for Ms. Houle) multiplied by a factor that represents the service of the executive through his or her attainment of age 62. Messrs. Mansfield and Withee are fully vested, while Ms. Houle is subject to a five-year cliff vesting schedule. The executives’ SERP benefits will be immediately forfeited in the event of a termination by The Provident Bank as a result of a “specially defined cause” (as such term is defined in the SERPs). The benefit percentage factor will automatically equal 62%, 60% or 20% in the event of the executive’s death or disability or upon a change in control, and Ms. Houle would also become fully vested under such circumstances. In the case of Messrs. Mansfield and Withee, if the executive dies, or terminates employment involuntarily or with “good reason” within three years or a change in control or if the executive experiences a disability, he will become entitled to the retirement benefit he would have earned at age 62 by providing for an assumed increase in his annual compensation for each year from his separation from service, death or disability until the date he would have attained age 62. If Messrs. Mansfield or Withee experiences a disability, the benefits will be paid to them at age 62.

2016 Equity Incentive Plan. In 2016, our Board of Directors adopted, and stockholders approved, the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the “Equity Incentive Plan”), which provides officers, employees and directors of Provident Bancorp, Inc. and its subsidiaries, including The Provident Bank, with additional incentives to promote the growth and performance of Provident Bancorp, Inc. Subject to permitted adjustments for certain corporate transactions, the Equity Incentive Plan authorizes the issuance or delivery to participants of up to 1,263,279 shares (split-adjusted) of Provident Bancorp, Inc. common stock pursuant to grants of restricted stock awards, restricted unit awards, incentive stock options and non-qualified stock options; provided, however, that the maximum number of shares of stock that may be delivered pursuant to the exercise of stock options is 902,344 (split-adjusted) (all of which may be granted as incentive stock options) and the maximum number of shares of stock that may be issued as restricted stock awards or restricted stock units is 360,935 (split-adjusted).

Outstanding Equity Awards at Year End. The following table sets forth information with respect to outstanding equity awards as of December 31, 2019 for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2019

Option Awards	Stock Awards

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#) (1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)
David P. Mansfield	135,338	90,227	8.61	11/17/2026	36,093	449,358
Charles F. Withee	91,353	60,903	8.61	11/17/2026	24,364	303,332
Carol L. Houle	60,442	40,296	8.61	11/17/2026	16,118	200,669

(1)	Options and shares of restricted stock vest one-fifth per year beginning November 17, 2017.
(2)	Based on the closing price of our stock on December 31, 2019 of $12.45 per share.

Director Compensation

Set forth below is a summary of the compensation for each of our non-employee directors for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock awards ($)(1)	Option Awards ($)(2)	Total ($)
Frank G. Cousins, Jr.	40,625	—	—	40,625
James A. DeLeo	32,000	—	—	32,000
Lisa DeStefano	35,500	—	—	35,500
Jay E. Gould	26,250	—	—	26,250
Laurie H. Knapp	44,250	—	—	44,250
Richard L. Peeke	37,250	—	—	37,250
Barbara A. Piette	11,250	76,259	70,949	158,458
Joseph B. Reilly	38,502	—	—	38,502
Arthur Sullivan	32,000	—	—	32,000

(1)	Reflects the aggregate grant date fair value of restricted stock awards granted. The assumptions used in the valuation of this award is included in Note 9 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.
(2)	Reflects the aggregate grant date fair value of option awards granted. The value is the amount recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the valuation of this award is included in Note 9 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.

As of December 31, 2019, Directors Cousins, DeLeo, DeStefano, Gould, Knapp, Peeke, and Sullivan each held 3,938 unvested shares of restricted stock. Restricted stock vests over a five-year period beginning November 17, 2017. In addition, these directors each held 9,844 unvested stock options, and 14,764 vested stock options. Stock options have an exercise price of $8.61 and vest over a five-year period beginning November 17, 2017. As of December 31, 2019, Director Reilly held 7,862 unvested shares of restricted stock. Restricted stock vests over a five-year period beginning on August 1, 2019. Mr. Reilly also held 19,679 unvested stock options, and 4,919 vested stock options. Stock options have an exercise price of $13.46 and vest over a five-year period beginning August 1, 2019. As of December 31, 2019, Director Piette held 5,907 unvested shares of restricted stock. Restricted stock vests over a three-year period beginning on December 19, 2020. Ms. Piette also held 14,871 unvested stock options. Stock options have an exercise price of $12.91 and vest over a three-year period beginning December 19, 2020.

In 2019, each director (other than the Chairman of the Board) received a $15,000 retainer fee and $1,250 for each board meeting attended. The Chairman of the Board received a $50,000 annual retainer, payable monthly. The Chair of the Audit Committee received a $7,000 retainer and the Committee members received $750 per meeting. The Compensation Committee chair received a $3,500 retainer and the committee members received $750 per meeting. All other committee chairs received a $2,500 retainer and the committee members received $750 per meeting. The Lead Independent Director received an annual premium of $7,500 paid quarterly until the Chairman was duly elected on April 10, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table provides information as of April 6, 2020, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. The percentage is based on 19,476,248 shares of Company common stock outstanding for voting purposes as of April 6, 2020.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding
Provident Bank Employee Stock Ownership Plan 5 Market Street Amesbury, Massachusetts 01913	1,518,104	7.80%

FJ Capital Management, LLC 1313 Dolley Madison Blvd., Ste 306 McLean, Virginia 22101	1,198,327	6.15%

The following table provides information as of April 6, 2020 about the shares of Provident Bancorp, Inc. common stock that may be considered to be beneficially owned by each director, nominee and named executive officer as of April 6, 2020 and all directors, nominees and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power, or which he or she has the right to acquire beneficial ownership at any time within 60 days after April 6, 2020. Unless otherwise indicated, none of the shares listed are pledged as collateral for a loan, and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown. Percentages are based on 19,476,248 shares of Company common stock outstanding for voting purposes as of April 6, 2020.

Name	Number of Shares Owned	Percent of Common Stock Outstanding
Directors
Frank G. Cousins, Jr.	35,128(1)	*
James A. DeLeo	25,799(2)	*
Lisa DeStefano	31,651(3)	*
Jay E. Gould	104,927(4)	*
Laurie H. Knapp	53,988(5)	*
David P. Mansfield	320,031(6)	1.63%
Richard L. Peeke	39,098(7)	*
Barbara A. Piette	7,907(8)
Joseph B. Reilly	65,554(9)	*
Arthur Sullivan	104,821(10)	*
Charles F. Withee	243,390(11)	1.25%

Named Executive Officer Who Is Not Also a Director
Carol L. Houle	181,716(12)	*

All directors and executive officers as a group (12 persons)	1,214,010	6.23%

*	Less than 1%.

(1)	Includes 6,689 shares held in an individual retirement account, 202 shares held as custodian, 3,938 shares of unvested restricted stock over which the individual has voting control and 14,764 exercisable stock options.
(2)	Includes 3,938 shares of unvested restricted stock over which the individual has voting control and 14,764 exercisable stock options.
(3)	Includes 2,000 shares held by Ms. DeStefano’s spouse, 3,938 shares of unvested restricted stock over which the individual has voting control and 14,764 exercisable stock options.
(4)	Includes 3,938 shares of unvested restricted stock over which the individual has voting control and 14,764 exercisable stock options.
(5)	Includes 7,074 shares held in an individual retirement account, 7,074 shares held by Ms. Knapp’s spouse, 3,938 shares of unvested restricted stock over which the individual has voting control and 14,764 exercisable stock options.
(6)	Includes 80,318 shares held in a 401(k) plan, 8,600 held in an individual retirement account, 9,542 shares allocated shares under the ESOP, 36,093 shares of unvested restricted stock over which the individual has voting control, 16,638 shares held by Mr. Mansfield’s spouse and 135,338 exercisable stock options.
(7)	Mr. Peeke is retiring following the completion of the annual meeting. Includes 5,000 shares held by Mr. Peeke’s spouse, 3,938 shares of unvested restricted stock over which the individual has voting control and 14,764 exercisable stock options.
(8)	Includes 5,907 of unvested restricted stock over which individual has voting control.
(9)	Includes 52,773 shares held in revocable trust and 7,862 shares of unvested restricted stock over which the individual has voting control and 4,919 shares of exercisable stock options.
(10)	Includes 10,000 shares held by Mr. Sullivan’s spouse, 3,938 shares of unvested restricted stock over which the individual has voting control and 14,764 exercisable stock options.
(11)	Includes 6,063 shares held in an individual retirement account, 80,318 shares held in a 401(k) plan, 9,542 shares allocated under the ESOP, 24,364 shares of unvested restricted stock over which the individual has voting control and 91,353 exercisable stock options.
(12)	Includes 80,348 shares held in a 401(k) plan,9,534 shares allocated under the ESOP, 16,118 shares of unvested restricted stock over which the individual has voting control and 51,911 exercisable stock options.

Equity Compensation Plans

The following table provides information as of December 31, 2019, regarding shares outstanding and available for issuance under the Company’s equity compensation plan. Other than our employee stock ownership plan, there are no equity compensation plans not approved by security holders.

	Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	816,057	$8.93	81,365

(1)	Reflects weighted average price of stock options only
(2)	Share amounts related to periods prior to the date of Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from the prohibition for loans made by federally insured financial institutions, such as The Provident Bank, to their executive officers and directors in compliance with federal banking regulations. At December 31, 2019, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to The Provident Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at December 31, 2019, and were made in compliance with federal banking regulations.

Pursuant to Provident Bancorp, Inc.’s Policy and Procedures for Approval of Related Persons Transactions, the Audit Committee periodically reviews, at least twice a year, a summary of Provident Bancorp, Inc.’s transactions with directors and executive officers of Provident Bancorp, Inc., as well as any other related person transactions, to determine whether to approve or ratify such transactions. Also, in accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Provident Bancorp, Inc.’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to The Provident Bank’s Ethics Policy, all officers and directors must disclose their involvement in loans being made by The Provident Bank, directly or indirectly, and any bank employee may not represent The Provident Bank in any transaction where her or she has a material financial interest (including interests of relatives or personal friends).

Director Independence

The Board of Directors has determined that each of our directors and nominees, with the exception of directors Mansfield and Withee, is “independent” as defined in, and for purposes of satisfying the listing standards of, the Nasdaq Stock Market, Inc. Directors Mansfield and Withee are not independent because each is an executive officer of Provident Bancorp, Inc.

In determining the independence of our directors, the Board of Directors considered the following relationships between The Provident Bank and our directors and officers, which are not required to be reported under “ —Transactions With Certain Related Persons” below. The Provident Bank has made loans to the following directors or their related entities: Jay E. Gould, commercial real estate loans, term loans and commercial lines of credit; Laurie H. Knapp, residential mortgage loan; and Arthur Sullivan, commercial real estate line of credit and demand note. The Provident Bank also provides overdraft lines of credit to all of its directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees paid by the Company for the years ended December 31, 2019 and 2018 to Whittlesey PC, who served as the Company’s principal accountant for those years.

	2019	2018
Audit fees	$208,500	$109,100
Audit-related fees	$12,000	$12,000
Tax fees	$—	$—
All other fees	$10,200	$—

Audit fees relate to the audit of the Company’s annual consolidated financial statements, review of the financial statements included in the Company’s quarterly reports on Form 10-Q and fees associated with the Company’s stock offering and registration statement. Audit-related fees pertain to the audits of the Company’s 401(k) Plan. All other fees represent the fees associated with consulting related to internal controls over financial reporting.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval can be given either by approving an engagement in advance or pursuant to a pre-approval policy with respect to particular services. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.

During the years ended December 31, 2019 and 2018, 100% of audit and other services provided by Whittlesey PC were approved, in advance, by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Provident Bancorp, Inc.

Date: April 27, 2020	By:	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

