Form 10-Q
period 2020-03-31
Provident Bancorp, Inc. /MD/
filed 2020-05-11
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

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

As of May 1, 2020, there were 19,476,248 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
(Dollars in thousands)	2020	2019
Assets	(unaudited)
Cash and due from banks	$8,662	$11,990
Short-term investments	25,760	47,668
Cash and cash equivalents	34,422	59,658
Debt securities available-for-sale (at fair value)	39,081	41,790
Federal Home Loan Bank stock, at cost	2,736	1,416
Loans, net of allowance for loan losses of $16,674 and $13,844 as of March 31, 2020 and December 31, 2019, respectively	1,129,282	959,286
Bank owned life insurance	27,104	26,925
Premises and equipment, net	14,934	14,728
Accrued interest receivable	3,236	2,854
Right-of-use assets	4,375	3,713
Other assets	11,385	11,418
Total assets	$1,266,555	$1,121,788

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$244,728	$222,088
Interest-bearing	648,804	627,817
Total deposits	893,532	849,905
Borrowings	125,010	24,998
Operating lease liabilities	4,555	3,877
Other liabilities	10,800	12,075
Total liabilities	1,033,897	890,855
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized;
19,476,248 and 19,473,818 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	195	195
Additional paid-in capital	146,500	146,174
Retained earnings	95,390	94,159
Accumulated other comprehensive income	441	458
Unearned compensation - ESOP	(9,868)	(10,053)
Total shareholders' equity	232,658	230,933
Total liabilities and shareholders' equity	$1,266,555	$1,121,788

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2020	2019
Interest and dividend income:	(unaudited)
Interest and fees on loans	$13,760	$11,699
Interest and dividends on securities	258	404
Interest on short-term investments	71	26
Total interest and dividend income	14,089	12,129
Interest expense:
Interest on deposits	1,646	1,437
Interest on borrowings	371	534
Total interest expense	2,017	1,971
Net interest and dividend income	12,072	10,158
Provision for loan losses	3,099	1,462
Net interest and dividend income after provision for loan losses	8,973	8,696
Noninterest income:
Customer service fees on deposit accounts	352	329
Service charges and fees - other	460	412
Gain on sale of securities, net	-	113
Bank owned life insurance income	179	177
Other income	19	15
Total noninterest income	1,010	1,046
Noninterest expense:
Salaries and employee benefits	5,402	4,294
Occupancy expense	441	644
Equipment expense	137	106
Data processing	201	203
Marketing expense	64	55
Professional fees	386	422
Directors' compensation	194	181
Software depreciation and implemenation	200	163
Write down of note receivable	500	-
Other	781	678
Total noninterest expense	8,306	6,746
Income before income tax expense	1,677	2,996
Income tax expense	446	778
Net income	$1,231	$2,218

Earnings per share: (1)
Basic	$0.07	$0.12
Diluted	$0.07	$0.12

Weighted Average Shares: (1)
Basic	18,115,970	18,730,676
Diluted	18,261,282	18,807,840

(1) Amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Net income	$1,231	$2,218
Other comprehensive income (loss) :
Unrealized holding gains arising during the period on debt securities
available-for-sale	10	215
Reclassification adjustment for realized gains in net income	-	(113)
Unrealized gain	10	102
Income tax effect	(27)	(33)
Net of tax amount	(17)	69
Total comprehensive income	$1,214	$2,287

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended March 31, 2020 and 2019

					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock (1)	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Total

Balance, December 31, 2019	19,473,818	$195	$146,174	$94,159	$458	$(10,053)	$-	$230,933
Net income	-	-	-	1,231	-	-	-	1,231
Other comprehensive loss	-	-	-	-	(17)	-	-	(17)
Stock-based compensation expense	-	-	261	-	-	-	-	261
Restricted stock award grants	2,430	-	-	-	-	-	-	-
ESOP shares earned	-	-	65	-	-	185	-	250
Balance, March 31, 2020	19,476,248	$195	$146,500	$95,390	$441	$(9,868)	$-	$232,658

Balance, December 31, 2018	19,455,503	$-	$45,895	$83,351	$(255)	$(2,619)	$(788)	$125,584
Net income	-	-	-	2,218	-	-	-	2,218
Other comprehensive income	-	-	-	-	69	-	-	69
Stock-based compensation expense	-	-	265	-	-	-	-	265
Restricted stock award grant forfeiture	(7,877)	-	-	-	-	-	-	-
ESOP shares earned	-	-	76	-	-	60	-	136
Balance, March 31, 2019	19,447,627		$46,236	$85,569	$(186)	$(2,559)	$(788)	$128,272

(1) Amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$1,231	$2,218
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	78	49
ESOP expense	250	136
Gain on sale of securities, net	-	(113)
Change in deferred loan fees, net	494	285
Provision for loan losses	3,099	1,462
Depreciation and amortization	266	404
Increase in accrued interest receivable	(132)	(533)
Share-based compensation expense	261	265
Increase in cash surrender value of life insurance	(179)	(177)
Principal repayments of operating lease obligations	(15)	(18)
Decrease (increase) in other assets	25	(360)
Decrease in other liabilities	(1,275)	(1,166)
Net cash provided by operating activities	4,103	2,452

Cash flows from investing activities:
Purchases of debt securities available-for-sale	-	(13,729)
Proceeds from sales of debt securities available-for-sale	-	13,565
Proceeds from pay downs, maturities and calls of available-for-sale securities	2,641	2,071
Purchase of Federal Home Loan Bank stock	(1,320)	(865)
Loan originations and purchases, net of paydowns	(106,917)	(25,488)
Cash paid for warehouse asset purchase, net (1)	(66,962)	-
Additions to premises and equipment	(420)	(1,950)
Additions to other real estate owned	-	(44)
Net cash used in investing activities	(172,978)	(26,440)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Cash flows from financing activities:
Net decrease in noninterest-bearing accounts	22,639	3,440
Net increase in interest-bearing accounts	20,988	3,741
Net change in short-term borrowings	100,012	11,920
Net cash provided by financing activities	143,639	19,101

Net decrease in cash and cash equivalents	(25,236)	(4,887)
Cash and cash equivalents at beginning of period	59,658	28,613
Cash and cash equivalents at end of period	$34,422	$23,726

Supplemental disclosures:
Interest paid	$2,017	$1,995
Income taxes paid	329	290
Reclassification of premises and equipment to other assets	3	-
Recognition of right-of-use assets	693	3,836
Recognition of operating lease liabilities	693	3,938
Reclassification of accrued rent from other liabilities to premises and equipment	-	102

(1) See Note 15 for warehouse asset purchase

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Maryland corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2019 have been reclassified to be consistent with the 2020 consolidated financial statement presentation, and had no effect on the net income reported in the consolidated statement of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission on March 13, 2020.

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

The Company is a Maryland corporation that was incorporated in June 2019 to be the successor corporation to Provident Bancorp, Inc. (“Old Provident”), a Massachusetts corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Provident Bancorp (the “MHC”), the top tier mutual holding company of Old Provident. Old Provident was the former mid-tier holding company for the Bank. Prior to completion of the Conversion, approximately 52% of the shares of common stock of Old Provident were owned by the MHC. In conjunction with the Conversion, the MHC was merged into the Company (and ceased to exist) and the Company became its successor under the name Provident Bancorp, Inc. The Conversion was completed on October 16, 2019. The Company raised gross proceeds of $102.1 million by selling 10,212,397 shares of common stock at $10.00 per share in the second-step stock offering. The Company utilized $8.2 million of the proceeds to fund an addition to its Employee Stock Ownership Plan (“ESOP”) loan for the acquisition of an additional 816,992 shares at $10.00 per share. Expenses incurred related to the offering were $2.4 million, and have been recorded against offering proceeds. The Company invested $45.8 million of the net proceeds it received from the sale into the Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Old Provident common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.0212 shares of Company common stock. A total of 19,484,343 shares of common stock were outstanding following the completion of the stock offering.

The Bank, headquartered in Amesbury, Massachusetts operates its business from seven banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Bedford, and Seabrook, New Hampshire. The Bank also has four loan production offices in Boston, Hingham, and Dedham, Massachusetts and Ponte Vedra, Florida. The Bank provides a variety of financial services to individuals and small businesses. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are commercial mortgages and commercial loans.

(3)	COVID-19

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruption in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.

The U.S. government and regulatory agencies have taken several actions to provide support to the U.S. economy. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also includes extensive emergency funding for hospitals and providers. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act, as well as other recent legislative and regulatory relief efforts, are expected to have a material impact on the Company’s operations. Also, the actions of the Board of Governors of the Federal Reserve System (the “FRB”) to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect the Company’s net interest income and margins, and profitability.

The Company implemented its business continuity and pandemic plans, which include remote working arrangements for the majority of its workforce. While there has been no material impact to the Company’s employees as of this report date, if COVID-19 escalates further it could also potentially create business continuity issues. The Company does not currently anticipate significant challenges to its ability to maintain systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. While it is not possible to know the full extent of these impacts as of the date of this filing, detailed below are potentially material items of which we are aware.

Financial position and results of operations

The Company’s fee income will be reduced due to COVID-19. In keeping with the guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds, account maintenance, minimum balance, and ATM fees. These reductions in fees are thought to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact.

The Company’s interest income could be reduced due to COVID-19. In keeping with the guidance from the regulators, the Company is actively working with COVID-19 affected borrowers to defer payments, interest and fees. While interest and fees will accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. As a result, interest income in future periods could be negatively impacted.

Allowance for loan losses

The provision for loan losses could increase. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for credit losses. It also is possible that asset quality could worsen, expenses associated with collection efforts could increase and loan charge-offs could increase. The Company is actively participating in the Small Business Administration’s (“SBA’s”) Paycheck Protection Program (“PPP”), providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government, if that should change, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

Valuation

Valuation and fair value measurement challenges may occur. For example, COVID-19 could cause further and sustained decline in the Company’s stock price or the occurrence of what management would deem a valuation triggering event that could result in an impairment charge to earnings, such as our investment securities.

(4)	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The Company adopted ASU 2016-02 on January 1, 2019 and on that date the Company’s assets and liabilities increased by $3.8 million (see Note 14).

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale deb securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. On October 16, 2019, FASB approved a delay on the implementation until January 2023 for smaller reporting companies as defined by the SEC. The amendments in this update will be effective for the Company on January 1, 2023. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted the provision of ASU 2018-13 effective January 1, 2020 and the adoption did not have a material impact on the consolidated financial statements.

(5)	Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at March 31, 2020 and December 31, 2019:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
March 31, 2020
State and municipal securities	$10,793	$26	$145	$10,674
Asset-backed securities	5,233	131	-	5,364
Government mortgage-backed securities	22,450	619	26	23,043
Total debt securities available-for-sale	$38,476	$776	$171	$39,081

December 31, 2019
State and municipal securities	$10,808	$398	$-	$11,206
Asset-backed securities	5,433	71	4	5,500
Government mortgage-backed securities	24,954	197	67	25,084
Total debt securities available-for-sale	$41,195	$666	$71	$41,790

The scheduled maturities of debt securities were as follows at March 31, 2020. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$1,207	$1,214
Due after five years through ten years	912	916
Due after ten years	8,674	8,544
Government mortgage-backed securities	22,450	23,043
Asset-backed securities	5,233	5,364
	$38,476	$39,081

There were no realized gains or losses on sales and calls during the three months ended March 31, 2020. During the three months ended March 31, 2019, gross realized gains on sales and calls were $216,000, and gross realized losses were $103,000.

Securities with carrying amounts of  $28.4 million and $30.6 million were pledged to secure available borrowings with the Federal Reserve Bank and Federal Home Loan Bank at March 31, 2020 and December 31, 2019, respectively.

Other-than-temporary impairment assessment: Management assesses whether the decline in fair value of investment securities is other-than-temporary on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates impairments in value both qualitatively and quantitatively to assess whether they are other-than-temporary.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at March 31, 2020 and December 31, 2019:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2020
Temporarily impaired securities:
State and municipal securities	$5,682	$145	$-	$-	$5,682	$145
Government mortgage-backed securities	1,421	15	242	11	1,663	26
Total temporarily impaired debt securities	$7,103	$160	$242	$11	$7,345	$171

December 31, 2019
Temporarily impaired securities:
Asset-backed securities	$606	$4	$-	$-	$606	$4
Government mortgage-backed securities	5,207	8	5,418	59	10,625	67
Total temporarily impaired debt securities	$5,813	$12	$5,418	$59	$11,231	$71

Government mortgage-backed and state and municipal securities: The gross unrealized losses on government mortgage-backed and state and municipal securities were primarily attributable to relative changes in interest rates since the time of purchase. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2020.

(6)	Loans

A summary of loans is as follows:

	At	At
	March 31,	December 31,
	2020	2019
(Dollars in thousands)	Amount	Amount
Commercial real estate	$415,792	$418,356
Commercial	631,453	451,791
Residential real estate	42,561	45,695
Construction and land development	48,317	46,763
Consumer	10,538	12,737
	1,148,661	975,342
Allowance for loan losses	(16,674)	(13,844)
Deferred loan fees, net	(2,705)	(2,212)
Net loans	$1,129,282	$959,286

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three months ended Mach 31, 2020 and 2019:

	For the three months ended March 31,
				Construction
	Commercial		Residential	and Land
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2019	$6,104	$6,086	$254	$749	$650	$1	$13,844
Charge-offs	-	(97)	-	-	(229)	-	(326)
Recoveries	-	7	4	-	46	-	57
Provision (credit)	395	2,061	(45)	40	582	66	3,099
Balance at March 31, 2020	$6,499	$8,057	$213	$789	$1,049	$67	$16,674

Balance at December 31, 2018	$4,152	$5,742	$251	$738	$710	$87	$11,680
Charge-offs	-	(1,033)	-	-	(281)	-	(1,314)
Recoveries	-	10	-	-	19	-	29
Provision (credit)	95	1,027	(11)	(4)	364	(9)	1,462
Balance at March 31, 2019	$4,247	$5,746	$240	$734	$812	$78	$11,857

The following table sets forth information regarding the allowance for loan losses and related loan balances by portfolio segment at March 31, 2020 and December 31, 2019:

					Construction
	Commercial			Residential	and Land
(In thousands)	Real Estate		Commercial	Real Estate	Development	Consumer	Unallocated	Total
March 31, 2020
Allowance for loan losses:
Ending balance:
Individually evaluated
for impairment	$1,562		$354	$-	$-	$-	$-	$1,916
Ending balance:
Collectively evaluated
for impairment	4,937		7,703	213	789	1,049	67	14,758
Total allowance for loan
losses ending balance	$6,499		$8,057	$213	$789	$1,049	$67	$16,674

Loans:
Ending balance:
Individually evaluated
for impairment	$22,427		$3,105	$165	$165	$-		$25,862
Ending balance:
Collectively evaluated
for impairment	393,365	#	628,348	42,396	48,152	10,538		1,122,799
Total loans ending balance	$415,792		$631,453	$42,561	$48,317	$10,538		$1,148,661

December 31, 2019
Allowance for loan losses:
Ending balance:
Individually evaluated
for impairment	$1,508		$174	$-	$-	$-	$-	$1,682
Ending balance:
Collectively evaluated
for impairment	4,596		5,912	254	749	650	1	12,162
Total allowance for loan
losses ending balance	$6,104		$6,086	$254	$749	$650	$1	$13,844

Loans:
Ending balance:
Individually evaluated
for impairment	$20,990		$3,326	$182	$165	$-		$24,663
Ending balance:
Collectively evaluated
for impairment	397,366		448,465	45,513	46,598	12,737		950,679
Total loans ending balance	$418,356		$451,791	$45,695	$46,763	$12,737		$975,342

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at March 31, 2020 and December 31, 2019:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans
March 31, 2020
Commercial real estate	$1,713	$-	$1,070	$2,783	$413,009	$415,792	$-	$21,199
Commercial	51	-	384	435	631,018	631,453	-	2,754
Residential real estate	410	12	633	1,055	41,506	42,561	-	732
Construction and land development	-	-	165	165	48,152	48,317	-	165
Consumer	99	90	84	273	10,265	10,538	-	84
Total	$2,273	$102	$2,336	$4,711	$1,143,950	$1,148,661	$-	$24,934

December 31, 2019
Commercial real estate	$473	$18,256	$1,368	$20,097	$398,259	$418,356	$-	$1,701
Commercial	529	85	484	1,098	450,693	451,791	-	2,955
Residential real estate	715	154	832	1,701	43,994	45,695		969
Construction and land development	-	-	165	165	46,598	46,763	-	165
Consumer	111	58	38	207	12,530	12,737	-	37
Total	$1,828	$18,553	$2,887	$23,268	$952,074	$975,342	$-	$5,827

Information about the Company’s impaired loans by portfolio segment was as follows at and for the three months ended March 31, 2020 and at and for the year ended December 31, 2019:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
March 31, 2020
With no related allowance recorded:
Commercial real estate	$2,027	$2,027	$-	$2,041	$19
Commercial	673	957	-	694	6
Residential real estate	165	165	-	165	3
Construction and land development	165	165	-	165	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	3,030	3,314	-	3,065	28

With an allowance recorded:
Commercial real estate	20,400	20,402	1,562	20,403	211
Commercial	2,432	2,855	354	2,480	1
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	22,832	23,257	1,916	22,883	212

Total
Commercial real estate	22,427	22,429	1,562	22,444	230
Commercial	3,105	3,812	354	3,174	7
Residential real estate	165	165	-	165	3
Construction and land development	165	165	-	165	-
Consumer	-	-	-	-	-
Total impaired loans	$25,862	$26,571	$1,916	$25,948	$240

December 31, 2019
With no related allowance recorded:
Commercial real estate	$2,070	$2,082	$-	$2,144	$59
Commercial	1,348	1,745	-	2,323	26
Residential real estate	182	182	-	303	16
Construction and land development	165	165	-	273	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	3,765	4,174	-	5,043	101

With an allowance recorded:
Commercial real estate	18,920	18,921	1,508	18,921	-
Commercial	1,978	2,085	174	2,972	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	20,898	21,006	1,682	21,893	-

Total
Commercial real estate	20,990	21,003	1,508	21,065	59
Commercial	3,326	3,830	174	5,295	26
Residential real estate	182	182	-	303	16
Construction and land development	165	165	-	273	-
Consumer	-	-	-	-	-
Total impaired loans	$24,663	$25,180	$1,682	$26,936	$101

Troubled debt restructurings: Loans are considered to be troubled debt restructurings when the Company has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions may include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may be bifurcated with separate terms for each tranche of the restructured debt. Restructuring of a loan in lieu of aggressively enforcing the collection of the loan may benefit the Company by increasing the ultimate probability of collection.

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring. In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

The following summarizes troubled debt restructurings entered into during the three months ended March 31, 2020:

(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
March 31, 2020
Troubled debt restructurings:
Commercial	7	$18,646	$20,146
	7	$18,646	$20,146

In the three months ended March 31, 2020, the Company approved seven troubled debt restructurings for one commercial real estate loan relationship totaling $20.1 million. The Bank analyzed the relationship and modified the relationship as follows:

•	$16.5 million was placed on interest-only for three years at a reduced rate;

•	$2.1 million was restructured to amortize and payout over a ten-year term at a reduced rate; and

•	$1.5 million was advanced for necessary capital expenditures. The advance was placed on interest only payments for three years at a reduced rate.

This commercial relationship is currently on non-accrual until satisfactory demonstration of payments. An impairment analysis was performed and a specific reserve of $1.4 million was allocated to this relationship.

In the three months ended March 31, 2019, the Company approved one troubled debt restructuring totaling $2.0 million. This commercial loan was placed on an extended 12-month interest-only period with re-amortization to follow. An impairment analysis was performed and a specific reserve of $100,000 was allocated to this relationship.

For the three months ended March 31, 2020 and 2019 there were no payment defaults on troubled debt restructured loans modified within the previous 12 months.

As of March 31, 2020, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The recorded investment in troubled debt restructurings was $24.2 million and $4.2 million at March 31, 2020 and December 31, 2019, respectively.

The following tables present the Company’s loans by risk rating and portfolio segment at March 31, 2020 and December 31, 2019:

				Construction
	Commercial		Residential	and Land
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Total
March 31, 2020
Grade:
Pass	$385,695	$613,350	$-	$48,152	$-	$1,047,197
Special mention	8,444	17,359	-	-	-	25,803
Substandard	21,653	744	1,141	165	-	23,703
Not formally rated	-	-	41,420	-	10,538	51,958
Total	$415,792	$631,453	$42,561	$48,317	$10,538	$1,148,661

December 31, 2019
Grade:
Pass	$396,217	$433,076	$-	$46,598	$-	$875,891
Special mention	1,936	14,044	-	-	-	15,980
Substandard	20,203	4,671	1,379	165	-	26,418
Not formally rated	-	-	44,316	-	12,737	57,053
Total	$418,356	$451,791	$45,695	$46,763	$12,737	$975,342

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

For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and rates such loans as pass. Ongoing monitoring is based upon the borrower’s payment activity.

(7)	Deposits

A summary of deposit balances, by type is as follows:

	March 31,	December 31,
(In thousands)	2020	2019
NOW and demand	$365,372	$369,423
Regular savings	120,253	115,593
Money market deposits	254,619	270,471
Total non-certificate accounts	740,244	755,487

Certificate accounts of $250,000 or more	17,715	15,575
Certificate accounts less than $250,000	135,573	78,843
Total certificate accounts	153,288	94,418
Total deposits	$893,532	$849,905

(8)	Borrowings

Advances consist of funds borrowed the Federal Home Loan Bank (the “FHLB”) and the Federal Reserve Bank (the “FRB”) borrower-in-custody (“BIC”) program. Maturities of advances from the FHLB and FRB as of March 31, 2020 are summarized as follows:

(In thousands)
Fiscal Year-End	Dollar Amount
2020	$111,510
2021	5,000
2023	8,500
Total	$125,010

Borrowings from the FRB BIC program are secured by a Uniform Commercial Code (“UCC”) financing statement on qualified collateral, consisting of certain commercial loans and qualified mortgage-backed government securities. At March 31, 2020, FRB borrowings consisted of overnight borrowings totaling $100.0 million and had an interest rate of 0.25%.

Borrowings from the FHLB, which aggregated $25.0 million at March 31, 2020, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial loans and qualified mortgage-backed government securities. The interest rates on FHLB advances ranged from 1.53% to 3.01%, and the weighted average interest rate on FHLB advances was 2.45% at March 31, 2020. All of the FHLB borrowings at March 31, 2020 are long-term with an original maturity of more than one year.

(9)	Fair Value Measurements

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

The following summarizes financial instruments measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2020
State and municipal securities	$10,674	$-	$10,674	$-
Asset-backed securities	5,364	-	5,364	-
Mortgage-backed securities	23,043	-	23,043	-
Totals	$39,081	$-	$39,081	$-

December 31, 2019
State and municipal securities	$11,206	$-	$11,206	$-
Asset-backed securities	5,500	-	5,500	-
Mortgage-backed securities	25,084	-	25,084	-
Totals	$41,790	$-	$41,790	$-

Fair Values of Assets Measured on a Non-Recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties.

The following summarizes assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

March 31, 2020
Impaired loans
Commercial real estate	$131	$-	$-	$131
Commercial	2,078	-	-	2,078
Totals	$2,209	$-	$-	$2,209

December 31, 2019
Impaired loans
Commercial real estate	$215	$-	$-	$215
Commercial	1,805	-	-	1,805
Totals	$2,020	$-	$-	$2,020

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2020
Impaired loans
Commercial real estate	$131	Real estate appraisals	Discount for dated appraisals	6 - 10%
Commercial	2,078	Business valuation	Comparable company evaluations	-

December 31, 2019
Impaired loans
Commercial real estate	$215	Real estate appraisals	Discount for dated appraisals	6 - 10%
Commercial	1,805	Business valuation	Comparable company evaluations	-

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at March 31, 2020 and December 31, 2019:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

March 31, 2020
Financial assets:
Cash and cash equivalents	$34,422	$34,422	$-	$-	$34,422
Available-for-sale securities	39,081	-	39,081	-	39,081
Federal Home Loan Bank of Boston stock	2,736	N/A	N/A	N/A	N/A
Loans, net	1,129,282	-	-	1,146,895	1,146,895
Accrued interest receivable	3,236	-	3,236	-	3,236
Financial liabilities:
Deposits	893,532	-	894,695	-	894,695
Borrowings	125,010	-	125,736	-	125,736

December 31, 2019
Financial assets:
Cash and cash equivalents	$59,658	$59,658	$-	$-	$59,658
Available-for-sale securities	41,790	-	41,790	-	41,790
Federal Home Loan Bank of Boston stock	1,416	N/A	N/A	N/A	N/A
Loans, net	959,286	-	-	958,270	958,270
Accrued interest receivable	2,854	-	2,854	-	2,854
Financial liabilities:
Deposits	849,905	-	850,774	-	850,774
Borrowings	24,998	-	25,351	-	25,351

(10)	Regulatory Capital

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of March 31, 2020 and December 31, 2019, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At March 31, 2020, the Bank exceeded the regulatory requirement for the capital conservation buffer.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2020
Total Capital (to Risk Weighted Assets)	$185,020	15.35%	$96,399	>	8.0%	$120,498	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	169,938	14.10	$72,299	>	6.0	96,399	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	169,938	14.10	$54,224	>	4.5	78,324	>	6.5
Tier 1 Capital (to Average Assets)	169,938	14.31	$47,509	>	4.0	59,386	>	5.0
December 31, 2019
Total Capital (to Risk Weighted Assets)	$181,135	17.62%	$82,238	>	8.0%	$102,798	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	168,273	16.37	61,679	>	6.0	82,238	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	168,273	16.37	46,259	>	4.5	66,819	>	6.5
Tier 1 Capital (to Average Assets)	168,273	15.18	44,352	>	4.0	55,440	>	5.0

Community Bank Leverage Ratio:- Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”), which was enacted on May 24, 2018, directs the federal banking agencies to establish a community bank leverage ratio of tangible capital to average total consolidated assets of not less than 8% or more than 10%. In September 2019, the federal banking agencies adopted a final rule to implement Section 201 of the Growth Act, effective January 1, 2020, establishing a community bank leverage ratio framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. The CARES Act temporarily lowered the community bank leverage ratio to 8%. As of March 31, 2020, the Bank did not opt into the alternative framework.

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

Upon the completion of the Conversion, special “liquidation accounts” for the benefit of certain depositors of The Provident Bank in an amount equal to the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the 2019 prospectus plus the MHC’s net assets (excluding its ownership of the Company) were established by the Company and the Bank. The Company and The Provident Bank are not permitted to pay dividends on their capital stock if the shareholders’ equity of the Company, or the shareholder’s equity of The Provident Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.

(11)	Employee Stock Ownership Plan

Old Provident established an ESOP for its eligible employees effective January 1, 2015 to provide eligible employees the opportunity to own Old Provident stock. The plan is a tax-qualified plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 721,876 shares in Old Provident’s initial stock offering with the proceeds of a loan totaling $3.6 million. The loan was payable annually over 15 years at a rate per annum equal to the prime rate. In conjunction with the Conversion, the Company refinanced the original loan to the ESOP with an additional $8.2 million payable over 15 years at a rate per annum equal to the prime rate (4.75% as December 31, 2019) to acquire an additional 816,992 shares at $10.00 per share, representing 8% of the shares sold in the Company’s second-step offering. After the Conversion, the unallocated shares had an average price of $8.20 per share. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The number of shares committed to be released per year through 2033 is 89,757.

Shares held by the ESOP include the following:

	March 31, 2020	December 31, 2019
Allocated	282,256	192,499
Committed to be allocated	22,439	89,757
Unallocated	1,234,173	1,256,612
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $10.8 million at March 31, 2020.

Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2020 and 2019 was $250,000 and $136,000, respectively.

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2020	2019
Net Income attributable to common shareholders	$1,231	$2,218

Average number of common shares issued	19,476,248	19,529,200
Less:
average unallocated ESOP shares	(1,241,654)	(548,805)
average unvested restricted stock	(118,624)	(176,386)
average treasury stock acquired	-	(73,333)
Average number of common shares outstanding to calculate basic earnings per common share	18,115,970	18,730,676

Effect of dilutive unvested restricted stock and stock option awards	145,312	77,164
Average number of common shares outstanding to calculate diluted earnings per common share	18,261,282	18,807,840

Earnings per common share:
Basic	$0.07	$0.12
Diluted	$0.07	$0.12

Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).

(13)	Share-Based Compensation

Under the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the "Equity Plan"), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan, with the total shares reserved for options equaling 902,344. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the term of each option is generally ten years. The total number of shares reserved for restricted stock or restricted units is 360,935. Options and other awards vest ratably over three to five years.

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The fair value of options granted in 2020 is based on the following assumptions:

2020
Vesting period (years)	3
Expiration date (years)	10
Expected volatility	30.92%
Expected life (years)	7.5
Expected dividend yield	0.00%
Risk free interest rate	1.74%
Fair value per option	$4.60

A summary of the status of the Company’s stock option grants for the three months ended March 31, 2020, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	816,057	$8.93
Granted	7,293	12.35
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2020	823,350	$8.96	6.80	$7,521
Outstanding and expected to vest at March 31, 2020	823,350	$8.96	6.80	$7,521
Vested and Exercisable at March 31, 2020	465,994	$8.73	6.67	$4,512
Unrecognized compensation cost	$821,000
Weighted average remaining recognition period (years)	1.96

For the three months ended March 31, 2020 and 2019, total expense for the stock options was $111,000 and $97,000, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plan for three months ended March 31, 2020:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at January 1, 2020	140,019	$9.19
Granted	2,430	12.35
Forfeited	-	-
Vested	-	-
Unvested restricted stock awards at March 31, 2020	142,449	$9.24
Unrecognized compensation cost	$1,090,000
Weighted average remaining recognition period (years)	1.92

For the three months ended March 31, 2020 and 2019, total expense for the restricted stock awards was $150,000 and $168,000, respectively.

(14)	Leases

The Company recognized right-of-use assets totaling $4.4 million and $3.7 million and operating lease liabilities totaling $4.6 million and $3.9 million at March 31, 2020 and December 31, 2019, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Rent expense for the operating leases has been straight lined for the remaining lease term. For the three months ended March 31, 2020 and 2019, rent expense for the operating leases totaled $71,000 and $72,000, respectively. Variable lease components are expensed as incurred and are not included in the right-of-use assets and operating lease liabilities.

The following table presents information regarding the Company’s operating leases:

	March 31,	December 31,
	2020	2019
Weighted-average discount rate	3.53%	3.78%
Range of lease expiration dates	3 - 15.5 years	4.5 - 16 years
Range of lease renewal options	5 - 20 years	20 years
Weighted-average remaining lease term	28.1 years	31.9 years

The following table presents the undiscounted annual lease payments under the terms of the Company's operating leases at March 31, 2020, including a reconciliation to the present value of operating lease liabilities recognized in the unaudited Consolidated Balance Sheets:

(Dollars in thousands)
Fiscal Year-End	Dollar Amount
2020	$188
2021	258
2022	261
2023	264
2024	270
Thereafter	6,604
Total lease payments	7,845
Less imputed interest	(3,290)
Total lease liabilities	$4,555

The lease liabilities recognized include certain lease extensions as it is expected that the Company will use substantially all lease renewal options.

(15)	Asset Purchase

On January 17, 2020, the Company completed an asset purchase of a warehouse line of business, which comprised primarily of warehouse loans. This line of business was originally developed by United Bank in Connecticut. People’s United Bank, N.A. acquired United Bank in 2019 and made the business decision to no longer support the warehouse lending business developed by United Bank. On December 20, 2019, the Company entered into an agreement with People’s United Bank, N.A. to complete the asset purchase at par. The Company acquired the loan portfolio, plus aggregate accrued interest and fees, fixed assets, and prepaid expenses. The Company also assumed the employment contracts of the six employees in the department and agreed to pay all costs associated with the acquisition, which totaled $80,000 and were included in the Company’s income statement for the three months ended March 31, 2020.

The following table summarizes the consideration paid for the warehouse lending business and the amounts of assets purchased:

(In thousands)
Consideration:
Cash	$66,962

Recognized amounts of identifiable assets acquired:
Loans	66,672
Accrued interest and fees	250
Premises and equipment	24
Other assets	16
Total identifiable assets	$66,962

The Company paid par for the purchase. A valuation was performed and the fair value of the loans purchased approximates the purchase price.

(16)	Revenue Recognition

Revenue from contracts with customers in the scope of Accounting Standards Codification (“ASC”) ("Topic 606") is measured based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations.

The Company’s performance obligations are generally satisfied as services are rendered and can either be satisfied at a point in time or over time. Unsatisfied performance obligations at the report date are not material to our consolidated financial statements.

In certain cases, other parties are involved with providing services to our customers. If the Company is a principal in the transaction (providing services itself or through a third party on its behalf), revenues are reported based on the gross consideration received from the customer and any related expenses are reported gross in non-interest expense. If the Company is an agent in the transaction (referring to another party to provide services), the Company reports its net fee or commission retained as revenue.

The Company recognizes revenue that is transactional in nature and such revenue is earned at a point in time. Revenue that is recognized at a point in time includes card interchange fees (fee income related to debit card transactions), ATM fees, wire transfer fees, overdraft charge fees, and stop-payment and returned check fees. Additionally, revenue is collected from loan fees, such as letters of credit, line renewal fees and application fees. Such revenue is derived from transactional information and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 is intended to assist in understanding our financial condition and results of operations. Operating results for the three-month period ended March 31, 2020 may not be indicative of results for all of 2020 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend; our wealth management revenues may decline with continuing market turmoil; our cyber security risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experience additional resolution costs.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2020 or during the year ended December 31, 2019.

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

Balance Sheet Analysis

Assets. Total assets were $1.27 billion at March 31, 2020, representing an increase of $144.8 million, or 12.9%, from $1.12 billion at December 31, 2019. The increase resulted primarily from increases in net loans of $170.0 million, partially offset by decreases in cash and cash equivalents of $25.2 million and available-for-sale investment securities of $2.7 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $25.2 million, or 42.3%, to $34.4 million at March 31, 2020 from $59.7 million at December 31, 2019. The decrease in cash and cash equivalents resulted primarily from the $67.0 million in cash used to purchase the warehouse business line, offset by deposit growth and the increase in borrowings exceeding asset growth.

Loans. At March 31, 2020, net loans were $1.13 billion, or 89.2% of total assets, compared to $959.3 million, or 85.5% of total assets, at December 31, 2019. Increases in commercial loans of $179.7 million, or 39.8%, and in construction and land development loans of $1.6 million, or 3.3%, were partially offset by decreases in commercial real estate loans of $2.6 million, or 0.6%, residential real estate loans of $3.1 million, or 6.9%, and consumer loans of $2.2 million, or 17.3%. Our commercial loan growth was primarily due to the purchase and continued growth of the warehouse business line and a continued focus on our specialized enterprise value loans, partially offset by a decrease in renewable energy loan portfolio. On January 17, 2020, the Bank purchased the warehouse business line from People’s United Bank, N.A. The warehouse business line increased $54.8 million, or 82.2%, to $121.5 million at March 31, 2020 from $66.7 million at January 17, 2020. Enterprise value loans increased $22.4 million, or 12.6%, to $200.4 million at March 31, 2020 from $178.0 million at December 31, 2019. Renewable energy loans decreased $7.6 million, or 11.5%, to $58.5 million at March 31, 2020 from $66.1 million at December 31, 2019 due to early payoffs.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	March 31,		December 31,
(Dollars in thousands)	2020		2019
	Amount	Percent	Amount	Percent
Commercial real estate	$415,792	36.20%	$418,356	42.89%
Commercial	631,453	54.97%	451,791	46.32%
Residential real estate	42,561	3.70%	45,695	4.69%
Construction and land development	48,317	4.21%	46,763	4.79%
Consumer	10,538	0.92%	12,737	1.31%
	1,148,661	100.00%	975,342	100.00%
Allowance for loan losses	(16,674)		(13,844)
Deferred loan fees, net	(2,705)		(2,212)
Net loans	$1,129,282		$959,286

Securities. Investments in available-for-sale securities decreased $2.7 million, or 6.5%, to $39.1 million at March 31, 2020 from $41.8 million at December 31, 2019. The decrease was primarily due to principal paydowns on government mortgage-backed securities.

Deposits. Total deposits increased $43.6 million, or 5.1%, to $893.5 million at March 31, 2020 from $849.9 million at December 31, 2019. The primary reason for the increase in deposits was due to an increase of $58.9 million, or 62.4%, in time deposits and an increase of $4.7 million, or 4.0%, in savings accounts, partially offset by a decrease in money market accounts of $15.9 million, or 5.9%, and NOW and demand deposits of $4.1 million, or 1.1%. The increase in time deposits was primarily due to increases in brokered certificates of deposit of $55.8 million, or 114.9%, and an increase of $2.8 million, or 32.8%, from Qwickrate, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits. The increase in savings accounts was primarily due to municipal deposits. Money market deposits and NOW and demand deposits decreased due to the decrease in some of our high rate relationships within these categories.

Borrowings. Borrowings at March 31, 2020 consisted of FHLB advances and FRB borrowings from the borrower-in-custody program and at December 31, 2019 consisted of FHLB advances. Borrowings increased $100.0 million, or 400.1%, to $125.0 million at March 31, 2020 from $25.0 million at December 31, 2019. The increase was primarily due to funding loan growth.

Shareholders’ Equity. Total shareholders’ equity increased $1.7 million, or 0.7%, to $232.7 million at March 31, 2020, from $230.9 million at December 31, 2019. The increase was due to year-to-date net income of $1.2 million, stock-based compensation expense of $261,000, and employee stock option plan shares earned of $250,000. Book value per share increased to $11.95 at March 31, 2020 from $11.86 at December 31, 2019.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans:
Real estate:
Commercial	$21,199	$1,701
Residential	732	969
Construction and land development	165	165
Commercial	2,754	2,955
Consumer	84	37
Total non-accrual loans	24,934	5,827

Accruing loans past due 90 days or more	-	-
Other real estate owned	-	-
Total non-performing assets	$24,934	$5,827

Total loans (1)	$1,145,956	$973,130
Total assets	$1,266,555	$1,121,788
Total non-performing loans to total loans (1)	2.18%	0.60%
Total non-performing assets to total assets	1.97%	0.52%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs.

Non-accrual loans as of March 31, 2020 consist primarily of one commercial real estate relationship and one commercial relationship. The commercial real estate loan relationship with a total balance of $18.6 million became impaired in 2019 and in 2020, a troubled debt restructure was completed. The loan was placed on non-accrual status until the relationship can demonstrate the ability to pay the loan under the restructured terms. The loan relationship was evaluated and specific reserves of $1.4 million were allocated in 2019 and remain as of March 31, 2020.

The commercial relationship totaling $1.9 million was originated through the BancAlliance network. BancAlliance has a membership of approximately 200 community banks that together participate in middle market commercial and industrial loans as a way to diversify their commercial portfolio. The impaired loan relationship was evaluated and specific reserves of $131,000 were allocated as of March 31, 2020.

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

The Company is working with customers affected by COVID-19. As a result of the current economic crisis caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and challenges faced. The extent to which industries, or the tangential impact of those industries to other borrowers or industries are impacted, will likely be in direct proportion to the duration and depth of the COVID-19 pandemic. We had total balances in the following industry types considered to be “at-risk” of significant impact as of March 31, 2020:

	Number of Loans	Balance (in thousands)
Restaurant/fast food	116	$28,754
Hotel/motel/inn	19	28,182
Amusement and recreation centers	37	13,386
Personal care services	23	6,274
Gas stations	38	18,239
Non-essential retail	306	125,070
	539	$219,905

Non-essential retail includes, but is not limited to, administrative and support services, repair and maintenance, merchant wholesalers, and retail stores.

The Company has established a modification program in accordance with regulations to provide economic relief. In working with our borrowers, the Company has provided up to six month payment deferrals. Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for the COVID-19 modifications. Loans that were modified due to COVID-19 will not be classified as troubled debt restructurings. As of May 7, 2020, we have approved loan modifications for approximately 127 commercial real estate loans totaling $142.2 million and 154 commercial business loans totaling $135.9 million.

The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) program called the Paycheck Protection Program (“PPP”). An eligible business can apply for a PPP loan up to a greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP if employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

As of April 24, 2020, the Company received approximately 226 applications for up to $76.7 million of loans under the PPP.

Allowance for Loan Losses. The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business and economic conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Allowance at beginning of period	$13,844	$11,680
Provision for loan losses	3,099	1,462
Charge offs:
Real estate:
Commercial	-	-
Residential	-	-
Construction and land development	-	-
Commercial	97	1,033
Consumer	229	281
Total charge-offs	326	1,314

Recoveries:
Real estate:
Commercial	-	-
Residential	4	-
Construction and land development	-	-
Commercial	7	10
Consumer	46	19
Total recoveries	57	29

Net charge-offs	269	1,285

Allowance at end of period	$16,674	$11,857

Non-performing loans at end of period	$24,934	$8,375
Total loans outstanding at end of period (1)	1,145,956	871,126
Average loans outstanding during the period (1)	1,068,525	865,239

Allowance to non-performing loans	66.87%	141.58%
Allowance to total loans outstanding at end of period	1.46%	1.36%
Net charge-offs to average loans outstanding during the during the period (annualized)	0.10%	0.59%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

During the three months ended March 31, 2020, total net charge-offs were $269,000 compared to net charge-offs of $1.3 million for the same period in 2019. Charge-offs in 2020 primarily resulted from one BancAlliance relationship and purchased consumer loans. The Bank accepted a short-sale that resulted in a charge-off of $97,000 on a $490,000 loan relationship that was originated through the BancAlliance network. As of March 31, 2020, the Bank has five BancAlliance loan relationships remaining totaling $6.7 million. Out of the five relationships, three totaling $3.3 million are pass rated and two totaling $3.4 million are substandard. One of the substandard relationships totaling $1.9 million is on non-accrual and deemed impaired. We have allocated specific reserves totaling $131,000 for this relationship. Our last BancAlliance loan origination was in February 2017, and at this time we are not anticipating originating any new loans through this network.

During the three months ended March 31, 2020, the Bank charged-off $218,000 in unsecured consumer loans that were purchased through the BancAlliance Lending Club Program. This program encompasses loans risk graded by Lending Club as A through C with a 680 minimum credit score, out of a possible risk grade of A through G. The Lending Club retains the servicing of these loans. As of March 31, 2020, we had $10.1 million in outstanding consumer loans that were purchased through this program. Our last Lending Club investment purchase was in May 2018 and as of May 2019, we have stopped reinvesting any proceeds in new pools. At this time we are not anticipating purchasing any new loans through this network.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

General. Net income decreased $987,000, or 44.5%, to $1.2 million for the three months ended March 31, 2020 from $2.2 million for the three months ended March 31, 2019. The decrease was primarily related to an increase of $1.6 million in noninterest expense, and an increase in provision for loan losses of $1.6 million, partially offset by an increase in net interest and dividend income of $1.9 million.

Interest and Dividend Income. Interest and dividend income increased $2.0 million, or 16.2%, to $14.1 million for the three months ended March 31, 2020 from $12.1 million for the three months ended March 31, 2019. This increase was primarily attributable to an increase in interest and fees on loans, which increased $2.1 million, or 17.6%, to $13.8 million for the three months ended March 31, 2020 from $11.7 million for the three months ended March 31, 2019, partially offset by a decrease in interest and dividends on securities of $146,000, or 36.1%, to $258,000 for the three months ended March 31, 2020 from $404,000 for the three months ended March 31, 2019.

The increase in interest income on loans was due to an increase in the average balance of loans of $203.3 million, or 23.5%, to $1.1 billion for the three months ended March 31, 2020, from $865.2 million for the three months ended March 31, 2019. The increase was partially offset by a decrease in loan yields of 26 basis points to 5.15% as of March 31, 2020.

The decrease in interest and dividends on securities was to a decrease in the average balance of investment securities of $10.1 million, or 18.6%, to $44.2 million for the three months ended March 31, 2020 from $54.3 million for the three months ended March 31, 2019. In addition, interest and dividend income decreased due to the yield on securities decreasing 64 basis points.

Interest Expense. Interest expense increased $46,000, or 2.3%, and was $2.0 million for each of the three months ended March 31, 2020 and 2019. The increase was caused by an increase in interest expense on deposits, partially offset by a decrease in the interest expense on borrowings. Interest expense on deposits increased $209,000, or 14.5%, to $1.6 million for the three months ended March 31, 2020 from $1.4 million for the three months ended March 31, 2019. This was due primarily to an increase in the average balance of interest-bearing deposits of $65.5 million, or 11.5%, to $635.1 million for the three months ended March 31, 2020 from $569.6 million for the three months ended March 31, 2019. The increase resulted primarily from an increase in the average balance of certificates of deposit, which increased $30.0 million, or 28.8%, and money market accounts, which increased $24.1 million, or 10.4%.

Interest expense on borrowings decreased $163,000, or 30.5%, to $371,000 for the three months ended March 31, 2020 from $534,000 for the three months ended March 31, 2019. The interest expense on borrowings decreased mainly due to the yield on borrowings decreasing 77 basis points to 1.88% for the three months ended March 31, 2020 from 2.65% for the three months ended March 31, 2019.

Net Interest and Dividend Income. Net interest and dividend income increased by $1.9 million, or 18.8%, to $12.1 million for the three months ended March 31, 2020 from $10.2 million for the three months ended March 31, 2019. The growth in net interest and dividend income this quarter over the prior year’s first quarter was primarily the result of an increase in our average interest earning assets of $208.0 million, or 22.5%.

Provision for Loan Losses. The provision for loan losses was $3.1 million for the three months ended March 31, 2020 compared to $1.5 million for the three months ended March 31, 2019. The changes in the provision were based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. During the three months ended March 31, 2020, we had $269,000 in loan net charge-offs. The Company has reviewed certain qualitative factors in light of significant economic deterioration due to COVID-19. As businesses remain shut down, the Company continues to work with borrowers and offer relief in the form of short-term payment deferrals as well as originating PPP loans through the SBA. There remains significant uncertainty of the full impact of COVID-19 as there is no set timeline as to when our customers can return to operations. In reviewing the modifications performed as of March 31, 2020 and having an understanding as to the demand of modifications that are currently being considered, increased provisions of approximately $800,000 were recognized due to the probability of incurred losses that COVID-19 could have on our commercial customers.

The provision recorded resulted in an allowance for loan losses of $16.7 million, or 1.46% of total loans, at March 31, 2020, compared to $13.8 million, or 1.42% of total loans, at December 31, 2019, and $11.9 million, or 1.36% of total loans, at March 31, 2019. Non-accrual loans as of March 31, 2020 consisted primarily of one commercial relationship and one commercial real estate relationship. Impairment was evaluated and specific reserves of $1.9 million were allocated to impaired loans as of March 31, 2020.

Noninterest Income. Noninterest income decreased $36,000, or 3.4%, and was $1.0 million for each of the three months ended March 31, 2020 and 2019. The decrease was primarily due to a decrease in the gains on sales of securities of $113,000, or 100.0%, partially offset by an increase in other service charges and fees of $48,000, or 11.7%, and an increase of $23,000, or 7.0%, in customer service fees on deposit accounts.

Noninterest Expense. Noninterest expense increased $1.6 million, or 23.1%, to $8.3 million for the three months ended March 31, 2020 compared to $6.7 million for the three months ended March 31, 2019. The increase was primarily due to an increase in salaries and employee benefits expense, write-down of a notes receivable, and other expense, partially offset by a decrease in occupancy expense. The increase of $1.1 million, or 25.5%, for the three months ended March 31, 2020 in salary and employee benefits was primarily due to a higher number of sales and operations positions compared to the same period in 2019, the addition of staff from the warehouse business line purchase, and our ESOP expense. The warehouse business line purchase increased salary and employee benefits by $171,000. ESOP expense increased $114,000 due to the acquisition of additional shares from our stock offering in October 2019. A write-down of a notes receivable was completed after the Company evaluated the collectability and determined that $500,000 is uncollectible. Other expense increased $103,000, or 15.2%, due to increased telecommunication expenses and loan workout expenses. Occupancy expense decreased $203,000, or 31.5%, primarily due to the acceleration of our leasehold improvements amortization related to the closure of our Hampton, New Hampshire branch in 2019.

Income Tax Provision. We recorded a provision for income taxes of $446,000 for the three months ended March 31, 2020, reflecting an effective tax rate of 26.6%, compared to a provision of $778,000 for the three months ended March 31, 2019, reflecting an effective tax rate of 26.0%.

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

	For the Three Months Ended March 31,
	2020			2019
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$1,068,525	$13,760	5.15%	$865,239	$11,699	5.41%
Short-term investments	19,176	71	1.48%	4,356	26	2.39%
Investment securities	41,031	237	2.31%	50,780	373	2.94%
Federal Home Loan Bank stock	3,161	21	2.66%	3,533	31	3.51%
Total interest-earning assets	1,131,893	14,089	4.98%	923,908	12,129	5.25%
Non-interest earning assets	57,183			63,362

Total assets	$1,189,076			$987,270

Interest-bearing liabilities:
Savings accounts	$121,106	105	0.35%	$118,032	108	0.37%
Money market accounts	255,883	705	1.10%	231,766	699	1.21%
NOW accounts	124,286	155	0.50%	115,977	116	0.40%
Certificates of deposit	133,819	681	2.04%	103,862	514	1.98%
Total interest-bearing deposits	635,094	1,646	1.04%	569,637	1,437	1.01%
Borrowings	78,869	371	1.88%	80,483	534	2.65%
Total interest-bearing liabilities	713,963	2,017	1.13%	650,120	1,971	1.21%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	226,440			189,544
Other noninterest-bearing liabilities	15,731			16,256
Total liabilities	956,134			855,920
Total equity	232,942			131,350
Total liabilities and equity	$1,189,076			$987,270

Net interest income		$12,072			$10,158
Interest rate spread (1)			3.85%			4.04%
Net interest-earning assets (2)	$417,930			$273,788
Net interest margin (3)			4.27%			4.40%

Average interest-earning assets to interest-bearing liabilities	158.54%			142.11%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Three Months Ended March 31, 2020
	Compared to the Three Months Ended March 31, 2019
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(In thousands)
Interest-earning assets:
Loans	$(579)	$2,640	$2,061
Short-term investments	(13)	58	45
Investment securities	(72)	(64)	(136)
Federal Home Loan Bank stock	(7)	(3)	(10)

Total interest-earning assets	(671)	2,631	1,960

Interest-bearing liabilities:
Savings accounts	(6)	3	(3)
Money market accounts	(63)	69	6
NOW accounts	30	9	39
Certificates of deposit	15	152	167

Total interest-bearing deposits	(24)	233	209

Borrowings	(152)	(11)	(163)

Total interest-bearing liabilities	(176)	222	46

Change in net interest income	$(495)	$2,409	$1,914

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning March 31, 2020.

	At March 31,
(Dollars in thousands)	2020
Changes in Interest Rates (Basis Points)	Estimated Net Interest Income Over Next 12 Months	Change
200	$50,536	(0.80%)
0	50,963	-
-100	50,935	(0.10%)

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

The following table presents the estimated changes in EVE of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of March 31, 2020.

	At March 31,
(Dollars in thousands)	2020
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change
400	$160,467	2.80%
300	160,603	2.80%
200	160,147	2.50%
100	159,847	2.40%
0	156,169	-
-100	130,839	(16.20%)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2020, cash and cash equivalents totaled $34.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $39.1 million at March 31, 2020.

At March 31, 2020, we had the ability to borrow a total of $197.4 million from the Federal Home Loan Bank of Boston. On that date, we had $25.0 million in advances outstanding. At March 31, 2020, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $243.2 million, of which $100.0 million was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At March 31, 2020 and December 31, 2019, we had $38.4 million and $29.4 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at March 31, 2020 and December 31, 2019, we had $276.5 million and $201.9 million in unadvanced funds to borrowers, respectively. We also had $1.2 million and $1.5 million in outstanding letters of credit at March 31, 2020 and December 31, 2019, respectively.

Certificates of deposit due within one year of March 31, 2020 totaled $121.3 million, or 13.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended March 31, 2020, we originated $133.7 million of loans, all of which were intended to be held in our portfolio, and purchased United Bank’s legacy ResX Warehouse Lending portfolio from People’s United Bank, N.A totaling $66.7 million. We did not purchase or sell any securities. During the three months ended March 31, 2019, we originated $56.0 million of loans, all of which were intended to be held in our portfolio, and did not purchase any loans. We purchased $13.7 million and sold $13.5 million in securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $43.6 million and $7.2 million for the three months ended March 31, 2020 and 2019, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Borrowings increased $100.0 million and $11.9 million during the three months ended March 31, 2020 and 2019, respectively.

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the FDIC. At March 31, 2020, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

In October 2019, the Company successfully completed its second-step mutual-to-stock conversion that raised approximately $92 million in net capital. The Company down streamed 50% of the capital raised to the Bank. Based on the additional capital, the Company feels that it has sufficient capital to withstand an extended economic recession brought by the COVID-19. However, regulatory capital could be adversely impacted by further credit losses. With only 50% being down streamed to the Bank, the Company has adequate cash to cover dividend payments in the near term. The Company is prohibited from repurchasing its stock for a period of one year subsequent to the second-step conversion. The Company will not apply for early permission to buy back its stock and will re-evaluate after the one-year period.

The Company maintains access to multiple sources of liquidity. We have utilized wholesale funding markets and have remained open but with rates that have been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Provident Bancorp, Inc. (1)
3.2	Bylaws of Provident Bancorp, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: May 11, 2020	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: May 11, 2020	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer