Form 10-Q
period 2020-06-30
Provident Bancorp, Inc. /MD/
filed 2020-08-18
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were 19,472,310 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.Financial Information

Item 1.Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
	2020	2019
(Dollars in thousands)	(unaudited)
Assets
Cash and due from banks	$12,327	$11,990
Short-term investments	25,851	47,668
Cash and cash equivalents	38,178	59,658
Debt securities available-for-sale (at fair value)	36,992	41,790
Federal Home Loan Bank stock, at cost	1,050	1,416
Loans, net of allowance for loan losses of $17,158 and $13,844 as of
June 30, 2020 and December 31, 2019, respectively	1,265,091	959,286
Bank owned life insurance	36,225	26,925
Premises and equipment, net	14,771	14,728
Accrued interest receivable	4,756	2,854
Right-of-use assets	4,336	3,713
Other assets	13,413	11,418
Total assets	$1,414,812	$1,121,788

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$361,022	$222,088
Interest-bearing	759,463	627,817
Total deposits	1,120,485	849,905
Borrowings	42,021	24,998
Operating lease liabilities	4,534	3,877
Other liabilities	11,450	12,075
Total liabilities	1,178,490	890,855
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
19,472,310 and 19,473,818 shares issued and outstanding
at June 30, 2020 and December 31, 2019, respectively	195	195
Additional paid-in capital	146,778	146,174
Retained earnings	98,057	94,159
Accumulated other comprehensive income	1,002	458
Unearned compensation - ESOP	(9,710)	(10,053)
Total shareholders' equity	236,322	230,933
Total liabilities and shareholders' equity	$1,414,812	$1,121,788

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(Dollars in thousands, except per share data)	(unaudited)
Interest and dividend income:
Interest and fees on loans	$14,391	$12,270	$28,151	$23,969
Interest and dividends on securities	259	420	517	824
Interest on short-term investments	4	41	75	67
Total interest and dividend income	14,654	12,731	28,743	24,860
Interest expense:
Interest on deposits	1,443	1,531	3,089	2,968
Interest on borrowings	176	599	547	1,133
Total interest expense	1,619	2,130	3,636	4,101
Net interest and dividend income	13,035	10,601	25,107	20,759
Provision for loan losses	872	1,354	3,971	2,816
Net interest and dividend income after provision for loan losses	12,163	9,247	21,136	17,943
Noninterest income:
Customer service fees on deposit accounts	264	356	616	685
Service charges and fees - other	261	506	721	918
Gain on sale of securities, net	—	—	—	113
Bank owned life insurance income	171	173	350	350
Other income	8	21	27	36
Total noninterest income	704	1,056	1,714	2,102
Noninterest expense:
Salaries and employee benefits	5,799	4,274	11,201	8,568
Occupancy expense	429	550	870	1,194
Equipment expense	144	109	281	215
Data processing	195	150	396	354
Marketing expense	71	69	135	124
Professional fees	367	496	753	918
Directors' compensation	171	188	365	369
Software depreciation and implementation	238	182	438	345
Write down of note receivable	—	—	500	—
Other	947	865	1,728	1,542
Total noninterest expense	8,361	6,883	16,667	13,629
Income before income tax expense	4,506	3,420	6,183	6,416
Income tax expense	1,256	889	1,702	1,667
Net income	$3,250	$2,531	$4,481	$4,749

Earnings per share: (1)
Basic	$0.18	$0.13	$0.25	$0.25
Diluted	$0.18	$0.13	$0.25	$0.25
Weighted Average Shares: (1)
Basic	18,150,106	18,758,735	18,131,421	18,744,781
Diluted	18,179,858	18,895,918	18,197,646	18,856,903

(1) Amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In thousands)
Net income	$3,250	$2,531	$4,481	$4,749
Other comprehensive income:
Unrealized holding gains arising during the period on debt securities available-for-sale	721	760	731	975
Reclassification adjustment for realized gains in net income	—	—	—	(113)
Unrealized gain	721	760	731	862
Income tax effect	(160)	(190)	(187)	(223)
Total other comprehensive income	561	570	544	639
Comprehensive income	$3,811	$3,101	$5,025	$5,388

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended June 30, 2020 and 2019
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock (1)	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Total
Balance, March 31, 2020	19,476,248	$195	$146,500	$95,390	$441	$(9,868)	$—	$232,658
Net income	—	—	—	3,250	—	—	—	3,250
Dividends declared ($0.03 per share)	—	—	—	(583)	—	—	—	(583)
Other comprehensive income	—	—	—	—	561	—	—	561
Stock-based compensation expense, net of forfeitures	—	—	242	—	—	—	—	242
Restricted stock award forfeiture	(3,938)	—	—	—	—	—	—	—
ESOP shares earned	—	—	36	—	—	158	—	194
Balance, June 30, 2020	19,472,310	$195	$146,778	$98,057	$1,002	$(9,710)	$—	$236,322

Balance, March 31, 2019	19,447,627	$—	$46,236	$85,569	$(186)	$(2,559)	$(788)	$128,272
Net income	—	—	—	2,531	—	—	—	2,531
Other comprehensive income	—	—	—	—	570	—	—	570
Stock-based compensation expense	—	—	245	—	—	—	—	245
ESOP shares earned	—	—	86	—	—	59	—	145
Balance, June 30, 2019	19,447,627	$—	$46,567	$88,100	$384	$(2,500)	$(788)	$131,763

	For the six months ended June 30, 2020 and 2019
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock (1)	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Total
Balance, December 31, 2019	19,473,818	$195	$146,174	$94,159	$458	$(10,053)	$—	$230,933
Net income	—	—	—	4,481	—	—	—	4,481
Dividends declared ($0.03 per share)	—	—	—	(583)	—	—	—	(583)
Other comprehensive income	—	—	—	—	544	—	—	544
Stock-based compensation expense, net of forfeitures	—	—	503	—	—	—	—	503
Restricted stock award grants net of forfeitures	(1,508)	—	—	—	—	—	—	—
ESOP shares earned	—	—	101	—	—	343	—	444
Balance, June 30, 2020	19,472,310	$195	$146,778	$98,057	$1,002	$(9,710)	$—	$236,322

Balance, December 31, 2018	19,455,503	$—	$45,895	$83,351	$(255)	$(2,619)	$(788)	$125,584
Net income	—	—	—	4,749	—	—	—	4,749
Other comprehensive income	—	—	—	—	639	—	—	639
Stock-based compensation expense, net of forfeitures	—	—	510	—	—	—	—	510
Restricted stock award forfeiture	(7,876)	—	—	—	—	—	—	—
ESOP shares earned	—	—	162	—	—	119	—	281
Balance, June 30, 2019	19,447,627	$—	$46,567	$88,100	$384	$(2,500)	$(788)	$131,763

(1) Amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$4,481	$4,749
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	144	97
ESOP expense	444	281
Gain on sale of securities, net	—	(113)
Change in deferred loan fees, net	3,198	357
Provision for loan losses	3,971	2,816
Depreciation and amortization	538	768
Gain on disposals of premises and equipment	—	(9)
Increase in accrued interest receivable	(1,652)	(588)
Deferred tax benefit	(1,977)	(185)
Share-based compensation expense	503	510
Bank owned life insurance income	(350)	(350)
Principal repayments of operating lease obligations	(36)	(36)
Increase in other assets	(186)	(1,804)
Decrease in other liabilities	(625)	(2,129)
Net cash provided by operating activities	8,453	4,364

Cash flows from investing activities:
Purchases of debt securities available-for-sale	—	(13,729)
Proceeds from sales of debt securities available-for-sale	—	13,565
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	5,385	3,855
Redemption (purchase) of Federal Home Loan Bank stock	366	(1,186)
Loan originations and purchases, net of paydowns	(246,302)	(52,771)
Cash paid for warehouse asset purchase, net (1)	(66,962)	—
Additions to premises and equipment	(490)	(3,698)
Proceeds from the sale of equipment	—	85
Additions to other real estate owned	—	(64)
Purchase of bank owned life insurance	(8,950)	—
Net cash used in investing activities	(316,953)	(53,943)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Cash flows from financing activities:
Net increase in noninterest-bearing accounts	138,934	24,204
Net increase in interest-bearing accounts	131,646	11,102
Cash dividends paid on common stock	(583)	—
Net change in short-term borrowings	25,023	13,941
Payments made on Federal Home Loan Bank long-term advances	(8,000)	—
Net cash provided by financing activities	287,020	49,247

Net decrease in cash and cash equivalents	(21,480)	(332)
Cash and cash equivalents at beginning of period	59,658	28,613
Cash and cash equivalents at end of period	$38,178	$28,281

Supplemental disclosures:
Interest paid	$3,636	$4,126
Income taxes paid	3,380	2,391
Reclassification of premises and equipment to other assets	3	—
Recognition of right-of-use assets	693	3,836
Recognition of operating lease liabilities	693	3,938
Reclassification of accrued rent from other liabilities to premises and equipment	—	102

(1) See Note 15 for information regarding the warehouse asset purchase.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Maryland corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2019 have been reclassified to be consistent with the 2020 consolidated financial statement presentation, and had no effect on the net income reported in the consolidated statement of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, The Provident Bank, which also operates under the name BankProv (the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation and 5 Market Street Security Corporation. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account. All significant inter-company balances and transactions have been eliminated in consolidation.

(2)    Corporate Structure

The Company is a Maryland corporation that was incorporated in June 2019 to be the successor corporation to Provident Bancorp, Inc. (“Old Provident”), a Massachusetts corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Provident Bancorp (the “MHC”), the top tier mutual holding company of Old Provident. Old Provident was the former mid-tier holding company for the Bank. Prior to completion of the Conversion, approximately 52% of the shares of common stock of Old Provident were owned by the MHC. In conjunction with the Conversion, the MHC was merged into the Company (and ceased to exist) and the Company became its successor under the name Provident Bancorp, Inc. The Conversion was completed on October 16, 2019. The Company raised gross proceeds of $102.1 million by selling 10,212,397 shares of common stock at $10.00 per share in the second-step stock offering. The Company utilized $8.2 million of the proceeds to lend to its Employee Stock Ownership Plan (“ESOP”) for the acquisition of an additional 816,992 shares at $10.00 per share. Expenses incurred related to the offering were $2.4 million, and have been recorded against offering proceeds. The Company invested $45.8 million of the net proceeds it received from the sale into the Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Old Provident common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.0212 shares of Company common stock. A total of 19,484,343 shares of common stock were outstanding following the completion of the stock offering.

The Bank, headquartered in Amesbury, Massachusetts operates its business from seven banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Bedford, and Seabrook, New Hampshire. The Bank also has two loan production offices in Boston, Massachusetts and Ponte Vedra, Florida. The Bank provides a variety of financial services to small businesses and individuals. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are commercial mortgages and commercial loans.

(3)    COVID-19

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations. The World Health Organization declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities were to be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruption in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.

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

Federal banking agencies issued guidance encouraging financial institutions to work with borrowers that may be unable to meet contractual obligations due to the effects of COVID-19. In addition, section 4013 of the CARES Act states, “banks may elect not to categorize loan modifications as TDRs [troubled debt restructurings] if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.” The Company did not classify any modifications related to COVID-19 which met other CARES Act conditions as TDRs.

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

Allowance for loan losses

Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for credit losses, which could cause the provision for loan losses to increase. It also is possible that asset quality could worsen, expenses associated with collection efforts could increase and loan charge-offs could increase. The Company is actively participating in the Small Business Administration’s (“SBA’s”) Paycheck Protection Program (“PPP”), providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government; if that should change, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

In accordance with guidance issued by federal banking agencies, the Company is actively working with borrowers that may be unable to meet contractual obligations due to the effects of COVID-19. As of June 30, 2020, the Company modified 287 loans totaling $264.2 million or 20.6% of the total loan portfolio. In order to mitigate the risk associated with these modifications the Company has incorporated covenants that require borrowers to submit quarterly financial statements, prohibits them from distributing funds to any owner or stockholder (with the exception of payroll) and also prohibits them from making any payments on debt owed to subordinated debt holders for the duration of their modification. If borrowers are unable return to their normal payment plan following their modification period, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

Valuation

Valuation and fair value measurement challenges may occur. For example, COVID-19 could cause further and sustained decline in the financial markets or the occurrence of what management would deem a valuation triggering event that could result in an impairment charge to earnings, such as our investment securities.

(4)    Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace the current “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. On October 16, 2019, FASB approved a delay on the implementation until January 2023 for smaller reporting companies as defined by the SEC. The amendments in this update will be effective for the Company on January 1, 2023. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU simplifies the accounting for income taxes and is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective application through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption. The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), to ease the potential burden in accounting for recognizing the effects of reference rate reform on financial reporting. Such challenges include the accounting and operational implications for contract modifications and hedge accounting. The provisions in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to loan and lease agreements, contracts, hedging relationships, and other transactions affected by reference rate reform. These provisions apply to contract modifications that reference LIBOR or another reference rate expected to be discounted because of reference rate reform. Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification would be considered "minor" so that any existing unamortized deferred loan origination fees and costs would carry forward and continue to be amortized. Qualifying modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for hedge accounting.

ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company is currently evaluating the effect that this ASU will have on the Company’s consolidated financial statements.

(5)    Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at June 30, 2020 and December 31, 2019:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
June 30, 2020
State and municipal securities	$10,519	$582	$—	$11,101
Asset-backed securities	4,906	220	—	5,126
Government mortgage-backed securities	20,241	536	12	20,765
Total debt securities available-for-sale	$35,666	$1,338	$12	$36,992
December 31, 2019
State and municipal securities	$10,808	$398	$—	$11,206
Asset-backed securities	5,433	71	4	5,500
Government mortgage-backed securities	24,954	197	67	25,084
Total debt securities available-for-sale	$41,195	$666	$71	$41,790

The scheduled maturities of debt securities at June 30, 2020 are summarized in the table below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$1,204	$1,229
Due after five years through ten years	912	917
Due after ten years	8,403	8,955
Government mortgage-backed securities	20,241	20,765
Asset-backed securities	4,906	5,126
	$35,666	$36,992

There were no realized gains or losses on sales and calls during the six months ended June 30, 2020. During the six months ended June 30, 2019, gross realized gains on sales and calls were $216,000, and gross realized losses were $103,000.

Securities with carrying amounts of $25.9 million and $30.6 million were pledged to secure available borrowings with the Federal Reserve Bank and Federal Home Loan Bank at June 30, 2020 and December 31, 2019, respectively.

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

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at June 30, 2020 and December 31, 2019:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2020
Temporarily impaired securities:
Government mortgage-backed securities	$402	$3	$509	$9	$911	$12
Total temporarily impaired debt securities	$402	$3	$509	$9	$911	$12

December 31, 2019
Temporarily impaired securities:
Asset-backed securities	$606	$4	$—	$—	$606	$4
Government mortgage-backed securities	5,207	8	5,418	59	10,625	67
Total temporarily impaired debt securities	$5,813	$12	$5,418	$59	$11,231	$71

Government mortgage-backed securities: The gross unrealized losses on government mortgage-backed securities were primarily attributable to relative changes in interest rates since the time of purchase. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2020.

(6)    Loans

A summary of loans is as follows:

	At	At
	June 30,	December 31,
	2020	2019
(Dollars in thousands)	Amount	Amount
Commercial real estate	$421,836	$418,356
Commercial	760,828	451,791
Residential real estate	39,401	45,695
Construction and land development	57,087	46,763
Consumer	8,507	12,737
	1,287,659	975,342
Allowance for loan losses	(17,158)	(13,844)
Deferred loan fees, net	(5,410)	(2,212)
Net loans	$1,265,091	$959,286

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at March 31, 2020	$6,499	$8,057	$213	$789	$1,049	$67	$16,674
Charge-offs	—	(142)	—	—	(284)	—	(426)
Recoveries	—	—	—	—	38	—	38
Provision (credit)	259	472	(6)	166	48	(67)	872
Balance at June 30, 2020	$6,758	$8,387	$207	$955	$851	$—	$17,158

Balance at March 31, 2019	$4,247	$5,746	$240	$734	$812	$78	$11,857
Charge-offs	—	(1,190)	—	—	(266)	—	(1,456)
Recoveries	—	5	4	—	26	—	35
Provision (credit)	332	728	(13)	(85)	356	36	1,354
Balance at June 30, 2019	$4,579	$5,289	$231	$649	$928	$114	$11,790

	For the six months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2019	$6,104	$6,086	$254	$749	$650	$1	$13,844
Charge-offs	—	(239)	—	—	(513)	—	(752)
Recoveries	—	7	4	—	84	—	95
Provision (credit)	654	2,533	(51)	206	630	(1)	3,971
Balance at June 30, 2020	$6,758	$8,387	$207	$955	$851	$—	$17,158

Balance at December 31, 2018	$4,152	$5,742	$251	$738	$710	$87	$11,680
Charge-offs	—	(2,223)	—	—	(547)	—	(2,770)
Recoveries	—	15	4	—	45	—	64
Provision (credit)	427	1,755	(24)	(89)	720	27	2,816
Balance at June 30, 2019	$4,579	$5,289	$231	$649	$928	$114	$11,790

The following table sets forth information regarding the allowance for loan losses and related loan balances by portfolio segment at June 30, 2020 and December 31, 2019:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
June 30, 2020
Allowance for loan losses:
Ending balance:
Individually evaluated
for impairment	$1,480	$421	$—	$—	$—	$—	$1,901
Ending balance:
Collectively evaluated
for impairment	5,278	7,966	207	955	851	—	15,257
Total allowance for loan
losses ending balance	$6,758	$8,387	$207	$955	$851	$—	$17,158

Loans:
Ending balance:
Individually evaluated
for impairment	$22,269	$4,618	$163	$—	$—		$27,050
Ending balance:
Collectively evaluated
for impairment	399,567	756,210	39,238	57,087	8,507		1,260,609
Total loans ending balance	$421,836	$760,828	$39,401	$57,087	$8,507		$1,287,659

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
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

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at June 30, 2020 and December 31, 2019:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans
June 30, 2020
Commercial real estate	$—	$—	$786	$786	$421,050	$421,836	$—	$20,865
Commercial	—	50	301	351	760,477	760,828	—	4,309
Residential real estate	328	185	721	1,234	38,167	39,401	—	844
Construction and
land development	—	—	—	—	57,087	57,087	—	—
Consumer	38	18	21	77	8,430	8,507	—	21
Total	$366	$253	$1,829	$2,448	$1,285,211	$1,287,659	$—	$26,039

December 31, 2019
Commercial real estate	$473	$18,256	$1,368	$20,097	$398,259	$418,356	$—	$1,701
Commercial	529	85	484	1,098	450,693	451,791	—	2,955
Residential real estate	715	154	832	1,701	43,994	45,695	—	969
Construction and
land development	—	—	165	165	46,598	46,763	—	165
Consumer	111	58	38	207	12,530	12,737	—	37
Total	$1,828	$18,553	$2,887	$23,268	$952,074	$975,342	$—	$5,827

The following tables provide information with respect to the Company’s impaired loans:

	June 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$1,557	$1,557	$—	$2,070	$2,082	$—
Commercial	363	370	—	1,348	1,745	—
Residential real estate	163	163	—	182	182	—
Construction and land development	—	—	—	165	165	—
Consumer	—	—	—	—	—	—
Total impaired with no related allowance	2,083	2,090	—	3,765	4,174	—

With an allowance recorded:
Commercial real estate	20,712	20,792	1,480	18,920	18,921	1,508
Commercial	4,255	4,845	421	1,978	2,085	174
Residential real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total impaired with an allowance recorded	24,967	25,637	1,901	20,898	21,006	1,682

Total
Commercial real estate	22,269	22,349	1,480	20,990	21,003	1,508
Commercial	4,618	5,215	421	3,326	3,830	174
Residential real estate	163	163	—	182	182	—
Construction and land development	—	—	—	165	165	—
Consumer	—	—	—	—	—	—
Total impaired loans	$27,050	$27,727	$1,901	$24,663	$25,180	$1,682

	Three Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$1,565	$9	$1,831	$9
Commercial	371	4	1,053	7
Residential real estate	164	2	382	3
Construction and land development	83	—	—	—
Consumer	—	—	—	—
Total impaired with no related allowance	2,183	15	3,266	19
With an allowance recorded:
Commercial real estate	20,879	41	—	—
Commercial	4,484	—	4,701	—
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Total impaired with an allowance recorded	25,363	41	4,701	—
Total
Commercial real estate	22,444	50	1,831	9
Commercial	4,855	4	5,754	7
Residential real estate	164	2	382	3
Construction and land development	83	—	—	—
Consumer	—	—	—	—
Total impaired loans	$27,546	$56	$7,967	$19

	Six Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$1,573	$28	$1,838	$30
Commercial	383	10	1,120	13
Residential real estate	164	5	384	8
Construction and land development	110	—	—	—
Consumer	—	—	—	—
Total impaired with no related allowance	2,230	43	3,342	51
With an allowance recorded:
Commercial real estate	20,936	252	—	—
Commercial	4,596	1	4,994	—
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Total impaired with an allowance recorded	25,532	253	4,994	—
Total
Commercial real estate	22,509	280	1,838	30
Commercial	4,979	11	6,114	13
Residential real estate	164	5	384	8
Construction and land development	110	—	—	—
Consumer	—	—	—	—
Total impaired loans	$27,762	$296	$8,336	$51

Troubled debt restructurings: Loans are considered to be troubled debt restructurings (“TDRs”) when the Company has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions may include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may be bifurcated with separate terms for each tranche of the restructured debt. Restructuring of a loan in lieu of aggressively enforcing the collection of the loan may benefit the Company by increasing the ultimate probability of collection.

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

TDRs are reported as such for at least one year from the date of the restructuring. In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

The following tables summarize TDRs entered into during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial real estate	2	$165	$165	—	$—	$—
Commercial	1	81	81	—	—	—
	3	$246	$246	—	$—	$—

	Six Months Ended June 30,
	2020			2019
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial real estate	9	$18,811	$20,311	—	$—	$—
Commercial	1	81	81	1	1,963	1,963
	10	$18,892	$20,392	1	$1,963	$1,963

During the six months ended June 30, 2020, the Company approved 10 TDRs. Of the 10 troubled debt restructurings, seven were for one commercial real estate loan relationship totaling $20.1 million. The Bank analyzed the relationship and modified the relationship as follows:

•$16.5 million was placed on interest-only payments for three years at a reduced rate;

•$2.1 million was restructured to amortize and pay out over a 10-year term at a reduced rate; and

•$1.5 million was advanced for necessary capital expenditures. The advance was placed on interest-only payments for three years at a reduced rate.

This commercial relationship is currently on non-accrual until satisfactory demonstration of payments. An impairment analysis was performed and a specific reserve of $1.4 million was allocated to this relationship. As of June 30, 2020, the loan relationship has been paying as agreed upon in the modified terms.

The Bank approved two troubled debt restructurings for another commercial real estate relationship totaling $165,000. These loans have a reduced rate for a period of two years. An impairment analysis was performed and a specific reserve of $8,000 was allocated to this relationship. The Bank also approved one troubled debt restructuring of a commercial loan totaling $81,000. This commercial loan was placed on an extended six-month interest-only period with a new term and re-amortization to follow. An impairment analysis was performed and a specific reserve of $40,000 was allocated to this relationship.

In the six months ended June 30, 2019, the Company approved one troubled debt restructuring totaling $1.9 million. This commercial loan was placed on an extended 12-month interest-only period with re-amortization to follow. An impairment analysis was performed and a specific reserve of $136,000 was allocated to this relationship.

For the three and six months ended June 30, 2020 and 2019 there were no payment defaults on troubled debt restructured loans modified within the previous 12 months.

As of June 30, 2020, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The recorded investment in TDRs was $23.9 million and $4.2 million at June 30, 2020 and December 31, 2019, respectively.

The following tables present the Company’s loans by risk rating and portfolio segment at June 30, 2020 and December 31, 2019:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total
June 30, 2020
Grade:
Pass	$386,553	$738,468	$—	$57,087	$—	$1,182,108
Special mention	14,418	14,112	—	—	—	28,530
Substandard	20,865	8,248	1,132	—	—	30,245
Not formally rated	—	—	38,269	—	8,507	46,776
Total	$421,836	$760,828	$39,401	$57,087	$8,507	$1,287,659

December 31, 2019
Grade:
Pass	$396,217	$433,076	$—	$46,598	$—	$875,891
Special mention	1,936	14,044	—	—	—	15,980
Substandard	20,203	4,671	1,379	165	—	26,418
Not formally rated	—	—	44,316	—	12,737	57,053
Total	$418,356	$451,791	$45,695	$46,763	$12,737	$975,342

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

(7)    Deposits

A summary of deposit balances, by type is as follows:

	June 30,	December 31,
(In thousands)	2020	2019
NOW and demand	$502,772	$369,423
Regular savings	154,747	115,593
Money market deposits	291,872	270,471
Total non-certificate accounts	949,391	755,487

Certificate accounts of $250,000 or more	19,610	15,575
Certificate accounts less than $250,000	151,484	78,843
Total certificate accounts	171,094	94,418
Total deposits	$1,120,485	$849,905

(8)    Borrowings

Advances consist of funds borrowed the Federal Home Loan Bank (the “FHLB”) and the Federal Reserve Bank (the “FRB”) borrower-in-custody (“BIC”) program. Maturities of advances from the FHLB and FRB as of June 30, 2020 are summarized as follows:

(In thousands)
Fiscal Year-End	Dollar Amount
2020	$28,521
2021	5,000
2023	8,500
Total	$42,021

Borrowings from the FRB BIC program are secured by a Uniform Commercial Code (“UCC”) financing statement on qualified collateral, consisting of certain commercial loans and qualified mortgage-backed government securities. At June 30, 2020, FRB borrowings consisted of overnight borrowings totaling $25.0 million and had an interest rate of 0.25%.

Borrowings from the FHLB, which aggregated $17.0 million at June 30, 2020, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial loans and qualified mortgage-backed government securities. The interest rates on FHLB advances ranged from 1.96% to 3.01%, and the weighted average interest rate on FHLB advances was 2.54% at June 30, 2020. All of the FHLB borrowings at June 30, 2020 are long-term with an original maturity of more than one year.

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

Basis of Fair Value Measurements

•Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•Level 2 - Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

•Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

An asset’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Fair Values of Assets Measured on a Recurring Basis

The Company’s investments in state and municipal, asset-backed and government mortgage-backed debt securities available-for-sale are generally classified within Level 2 of the fair value hierarchy. For these investments, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

The following summarizes financial instruments measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2020
State and municipal securities	$11,101	$—	$11,101	$—
Asset-backed securities	5,126	—	5,126	—
Mortgage-backed securities	20,765	—	20,765	—
Totals	$36,992	$—	$36,992	$—

December 31, 2019
State and municipal securities	$11,206	$—	$11,206	$—
Asset-backed securities	5,500	—	5,500	—
Mortgage-backed securities	25,084	—	25,084	—
Totals	$41,790	$—	$41,790	$—

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

The following summarizes assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2020
Impaired loans
Commercial real estate	$553	$—	$—	$553
Commercial	3,834	—	—	3,834
Totals	$4,387	$—	$—	$4,387

December 31, 2019
Impaired loans
Commercial real estate	$215	$—	$—	$215
Commercial	1,805	—	—	1,805
Totals	$2,020	$—	$—	$2,020

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2020
Impaired loans
Commercial real estate	$553	Real estate appraisals	Discount for dated appraisals	6 - 10%
Commercial	3,834	Business valuation	Comparable company evaluations	—

December 31, 2019
Impaired loans
Commercial real estate	$215	Real estate appraisals	Discount for dated appraisals	6 - 10%
Commercial	1,805	Business valuation	Comparable company evaluations	—

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at June 30, 2020 and December 31, 2019:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2020
Financial assets:
Cash and cash equivalents	$38,178	$38,178	$—	$—	$38,178
Available-for-sale securities	36,992	—	36,992	—	36,992
Federal Home Loan Bank of Boston stock	1,050	N/A	N/A	N/A	N/A
Loans, net	1,265,091	—	—	1,278,953	1,278,953
Accrued interest receivable	4,756	—	4,756	—	4,756
Financial liabilities:
Deposits	1,120,485	—	1,121,459	—	1,121,459
Borrowings	42,021	—	42,710	—	42,710

December 31, 2019
Financial assets:
Cash and cash equivalents	$59,658	$59,658	$—	$—	$59,658
Available-for-sale securities	41,790	—	41,790	—	41,790
Federal Home Loan Bank of Boston stock	1,416	N/A	N/A	N/A	N/A
Loans, net	959,286	—	—	958,270	958,270
Accrued interest receivable	2,854	—	2,854	—	2,854
Financial liabilities:
Deposits	849,905	—	850,774	—	850,774
Borrowings	24,998	—	25,351	—	25,351

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of June 30, 2020 and December 31, 2019, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At June 30, 2020, the Bank exceeded the regulatory requirement for the capital conservation buffer.

In September 2019, the federal banking agencies adopted a final rule to implement Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, effective January 1, 2020, establishing a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. The CARES Act temporarily lowered the community bank leverage ratio to 8%. As of June 30, 2020, the Bank has not opted into the CBLR framework.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2020
Total Capital (to Risk Weighted Assets)	$189,668	14.72%	103,053	>	8.0%	$128,816	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	173,553	13.47	77,290	>	6.0	103,053	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	173,553	13.47	57,967	>	4.5	83,731	>	6.5
Tier 1 Capital (to Average Assets)	173,553	13.10	52,991	>	4.0	66,239	>	5.0
December 31, 2019
Total Capital (to Risk Weighted Assets)	$181,135	17.62%	$82,238	>	8.0%	$102,798	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	168,273	16.37	61,679	>	6.0	82,238	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	168,273	16.37	46,259	>	4.5	66,819	>	6.5
Tier 1 Capital (to Average Assets)	168,273	15.18	44,352	>	4.0	55,440	>	5.0

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

Upon the completion of the Conversion, special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the 2019 prospectus plus the MHC’s net assets (excluding its ownership of the Company) were established by the Company and the Bank. The Company and the Bank are not permitted to pay dividends on their capital stock if the shareholders’ equity of the Company, or the shareholder’s equity of the Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.

(11)    Employee Stock Ownership Plan

Old Provident established an ESOP for its eligible employees to provide eligible employees the opportunity to own Old Provident stock. The plan is a tax-qualified plan for the benefit of all Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 721,876 shares in Old Provident’s initial stock offering with the proceeds of a loan totaling $3.6 million. The loan was payable annually over 15 years at a rate per annum equal to the prime rate. In conjunction with the Conversion, the Company refinanced the original loan to the ESOP with an additional $8.2 million payable over 15 years at a rate per annum equal to the prime rate (4.75% as December 31, 2019) to acquire an additional 816,992 shares at $10.00 per share, representing 8% of the shares sold in the Company’s second-step offering. After the Conversion, the unallocated shares had an average price of $8.20 per share. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The number of shares committed to be released per year through 2033 is 89,757.

Shares held by the ESOP include the following:

	June 30, 2020	December 31, 2019
Allocated	282,256	192,499
Committed to be allocated	44,879	89,757
Unallocated	1,211,733	1,256,612
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $9.5 million at June 30, 2020.

Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).

Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2020 and 2019 was $194,000 and $145,000, respectively. Total compensation expense recognized for the six months ended June 30, 2020 and 2019 was $444,000 and $281,000 respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Net Income attributable to common shareholders	$3,250	$2,531	$4,481	$4,749

Average number of common shares issued	19,474,950	19,521,324	19,475,599	19,525,241
Less:
average unallocated ESOP shares	(1,219,215)	(528,896)	(1,230,434)	(538,797)
average unvested restricted stock	(105,629)	(160,360)	(113,744)	(168,330)
average treasury stock acquired	—	(73,333)	—	(73,333)
Average number of common shares outstanding
to calculate basic earnings per common share	18,150,106	18,758,735	18,131,421	18,744,781

Effect of dilutive unvested restricted stock and stock option awards	29,752	137,183	66,225	112,122
Average number of common shares outstanding
to calculate diluted earnings per common share	18,179,858	18,895,918	18,197,646	18,856,903

Earnings per common share:
Basic	$0.18	$0.13	$0.25	$0.25
Diluted	$0.18	$0.13	$0.25	$0.25

Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).

(13)    Share-Based Compensation

Under the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the "Equity Plan"), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan, with the total shares reserved for options equaling 902,344. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the term of each option is generally ten years. The total number of shares reserved for restricted stock or restricted units is 360,935. Options and other awards vest in equal annual installments on each anniversary of the date of the grant over the vesting period, which is typically three years to five years.

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The fair value of options granted in 2020 is based on the following assumptions:

2020
Vesting period (years)	3
Expiration date (years)	10
Expected volatility	30.92%
Expected life (years)	7.5
Expected dividend yield	—%
Risk free interest rate	1.74%
Fair value per option	$4.60

A summary of the status of the Company’s stock option grants for the six months ended June 30, 2020 is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	816,057	$8.93
Granted	7,293	12.35
Forfeited	(9,844)	8.61
Exercised	—	—
Outstanding at June 30, 2020	813,506	$8.96	6.45	$—
Outstanding and expected to vest at June 30, 2020	813,506	$8.96	6.45	$—
Vested and Exercisable at June 30, 2020	465,994	$8.73	6.25	$—
Unrecognized compensation cost	$693,000
Weighted average remaining recognition period (years)	1.74

For the three months ended June 30, 2020 and 2019, total expense for the stock options was $104,000 and $103,000, respectively. For the six months ended June 30, 2020 and 2019, total expense for the stock options was $214,000 and $201,000, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plan for six months ended June 30, 2020:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at January 1, 2020	140,019	$9.19
Granted	2,430	12.35
Forfeited	(3,938)	8.61
Vested	—	—
Unvested restricted stock awards at June 30, 2020	138,511	$9.26
Unrecognized compensation cost	$917,000
Weighted average remaining recognition period (years)	1.70

For the three months ended June 30, 2020 and 2019, total expense for the restricted stock awards was $138,000 and $142,000, respectively. For the six months ended June 30, 2020 and 2019, total expense for the restricted stock awards was $289,000 and $309,000, respectively.

(14)    Leases

The Company recognized right-of-use assets totaling $4.3 million and $3.7 million and operating lease liabilities totaling $4.5 million and $3.9 million at June 30, 2020 and December 31, 2019, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Rent expense for the operating leases has been amortized over a straight line basis for the remaining lease term. For the six months ended June 30, 2020 and 2019, rent expense for the operating leases totaled $150,000 and $144,000, respectively. Variable lease components are expensed as incurred and are not included in the right-of-use assets and operating lease liabilities.

The following table presents information regarding the Company’s operating leases:

	June 30,	December 31,
	2020	2019
Weighted-average discount rate	3.53%	3.78%
Range of lease expiration dates	3 - 15.5 years	4.5 - 16 years
Range of lease renewal options	5 - 20 years	20 years
Weighted-average remaining lease term	28.0 years	31.9 years

The following table presents the undiscounted annual lease payments under the terms of the Company's operating leases at June 30, 2020, including a reconciliation to the present value of operating lease liabilities recognized in the unaudited Consolidated Balance Sheets:

(Dollars in thousands)
Fiscal Year-End	Dollar Amount
2020	$126
2021	258
2022	261
2023	264
2024	270
Thereafter	6,604
Total lease payments	7,783
Less imputed interest	(3,249)
Total lease liabilities	$4,534

The lease liabilities recognized include certain lease extensions as it is expected that the Company will use substantially all lease renewal options.

(15)    Asset Purchase

On January 17, 2020, the Company completed an asset purchase of a warehouse line of business, which comprised primarily of warehouse loans. This line of business was originally developed by United Bank in Connecticut. People’s United Bank, N.A. acquired United Bank in 2019 and made the business decision to no longer support the warehouse lending business developed by United Bank. On December 20, 2019, the Company entered into an agreement with People’s United Bank, N.A. to complete the asset purchase at par. The Company acquired the loan portfolio, plus aggregate accrued interest and fees, fixed assets, and prepaid expenses. The Company also assumed the employment contracts of the six employees in the department and agreed to pay all costs associated with the acquisition, which totaled $80,000 and were reflected in the Company’s income statement for the six months ended June 30, 2020.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 is intended to assist in understanding our financial condition and results of operations. Operating results for the three and six-month period ended June 30, 2020 may not be indicative of results for all of 2020 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2020 or during the year ended December 31, 2019.

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

COVID-19 Response

During the second quarter of 2020, the Company has focused on meeting the needs of its customer base during the pandemic. The impact of our response during the second quarter is as follows:

•Decreased customer service fees on deposit accounts of $92,000, or 25.8%, and decreased other service charges and fees of $245,000, or 48.4%, when comparing the three months ended June 30, 2020 to the three months ended June 30, 2019 primarily due to fees waived for customers;

•Recognized additional reserves of $581,000 to address economic uncertainties and increased unemployment;

•Originated loans as part of the SBA’s 7(a) Paycheck Protection Program totaling $78.0 million, which resulted in the collection of $2.8 million in fees from the SBA (which will be accreted as interest income over the shorter of the repayment period or the contractual life of these loans); and

•Modified loans under the CARES Act totaling $264.2 million, or 20.6% of total loans.

Balance Sheet Analysis

Assets. Total assets were $1.41 billion at June 30, 2020, representing an increase of $293.0 million, or 26.1%, from $1.12 billion at December 31, 2019. The increase resulted primarily from increases in net loans of $305.8 million, bank owned life insurance of $9.3 million and accrued interest receivable of $1.9 million, partially offset by decreases in cash and cash equivalents of $21.5 million and available-for-sale investment securities of $4.8 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $21.5 million, or 36.0%, to $38.2 million at June 30, 2020 from $59.7 million at December 31, 2019. The decrease in cash and cash equivalents resulted primarily from the $67.0 million in cash used to purchase the warehouse business line, offset by deposit growth and the increase in borrowings.

Loans. At June 30, 2020, net loans were $1.27 billion, or 89.4% of total assets, compared to $959.3 million, or 85.5% of total assets, at December 31, 2019. Increases in commercial loans of $309.0 million, or 68.4%, construction and land development loans of $10.3 million, or 22.1%, and in commercial real estate loans of $3.5 million, or 0.8%, were partially offset by decreases in residential real estate loans of $6.3 million, or 13.8%, and consumer loans of $4.2 million, or 33.2%. Our commercial loan growth was primarily due to the purchase and continued growth of the warehouse business line, the origination of SBA PPP loans and a continued focus on our specialized enterprise value loans, partially offset by a decrease in our renewable energy loan portfolio. On January 17, 2020, the Company completed an asset purchase of a warehouse line of business from People’s United Bank, N.A. The warehouse business line increased $118.2 million, or 177.2%, to $184.8 million at June 30, 2020 from $66.7 million at January 17, 2020 due to the addition of customers to the portfolio. As of June 30, 2020, the Company originated $78.0 million in SBA PPP loans. Enterprise value loans increased $40.7 million, or 22.9%, to $233.6 million at June 30, 2020 from $178.0 million at December 31, 2019. Renewable energy loans decreased $7.3 million, or 11.1%, to $58.8 million at June 30, 2020 from $66.1 million at December 31, 2019 due to early payoffs.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	June 30,		December 31,
	2020		2019
	Amount	Percent	Amount	Percent
Commercial real estate	$421,836	32.76%	$418,356	42.89%
Commercial	760,828	59.09%	451,791	46.32%
Residential real estate	39,401	3.06%	45,695	4.69%
Construction and land development	57,087	4.43%	46,763	4.79%
Consumer	8,507	0.66%	12,737	1.31%
	1,287,659	100.00%	975,342	100.00%
Allowance for loan losses	(17,158)		(13,844)
Deferred loan fees, net	(5,410)		(2,212)
Net loans	$1,265,091		$959,286

Securities. Investments in available-for-sale securities decreased $4.8 million, or 11.5%, to $37.0 million at June 30, 2020 from $41.8 million at December 31, 2019. The decrease was primarily due to principal paydowns on government mortgage-backed securities.

Bank Owned Life Insurance. Bank owned life insurance increased $9.3 million, or 34.5%, to $36.2 million at June 30, 2020 from $26.9 million at December 31, 2019. The increase was primarily due to the purchase of new insurance policies.

Accrued Interest Receivable. Accrued interest receivable increased $1.9 million, or 66.6%, to $4.8 million at June 30, 2020 from $2.9 million at December 31, 2019. The increase was primarily due to deferred interest on loan modifications as part of the CARES Act. As of June 30, 2020, we have modified 287 loans totaling $264.2 million, or 20.6%, of total loans. The deferred interest on the modifications will be due at the maturity of the loans which ranges from 2020 to 2049.

Deposits. Total deposits increased $270.6 million, or 31.8%, to $1.12 billion at June 30, 2020 from $849.9 million at December 31, 2019. The primary reason for the increase in deposits was due to an increase of $133.3 million, or 36.1%, in NOW and demand deposits, an increase of $76.7 million, or 81.2%, in time deposits, an increase of $39.2 million, or 33.9%, in savings accounts, and an increase of $21.4 million, or 25.7% in money market accounts. Money market deposits and NOW and demand deposits increased due to funds from the origination of PPP loans and our strategic deposit growth strategy. The increase in time deposits was primarily due to increases in brokered certificates of deposit of $65.6 million, or 135.0%, and an increase of $12.9 million, or 148.8%, from QwickRate, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits. The increase in savings accounts was primarily due to municipal deposits and growth from our online deposit products.

Borrowings. Borrowings at June 30, 2020 consisted of FHLB advances and FRB borrowings from the borrower-in-custody program and at December 31, 2019 consisted of FHLB advances. Borrowings increased $17.0 million, or 68.1%, to $42.0 million at June 30, 2020 from $25.0 million at December 31, 2019. The increase was primarily to funding loan growth.

Shareholders’ Equity. Total shareholders’ equity increased $5.4 million, or 2.3%, to $236.3 million at June 30, 2020, from $230.9 million at December 31, 2019. The increase was due to year-to-date net income of $4.5 million, stock-based compensation expense of $503,000, other comprehensive income of $544,000 and ESOP shares earned of $444,000, partially offset by a decrease of $583,000 from dividends declared. Book value per share increased to $12.14 at June 30, 2020 from $11.86 at December 31, 2019.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	June 30,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans:
Real estate:
Commercial	$20,865	$1,701
Residential	844	969
Construction and land development	—	165
Commercial	4,309	2,955
Consumer	21	37
Total non-accrual loans	26,039	5,827

Accruing loans past due 90 days or more	—	—
Other real estate owned	—	—
Total non-performing assets	$26,039	$5,827

Total loans (1)	$1,282,249	$973,130
Total assets	$1,414,812	$1,121,788
Total non-performing loans to total loans (1)	2.03%	0.60%
Total non-performing assets to total assets	1.84%	0.52%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs.

Non-accrual loans as of June 30, 2020 consisted primarily of one commercial real estate relationship and two commercial relationships. The commercial real estate loan relationship with a total balance of $20.1 million became impaired in 2019 and in 2020, a troubled debt restructure was completed. The loan was placed on non-accrual status until the relationship can demonstrate the ability to pay the loan under the restructured terms. The loan relationship was evaluated and specific reserves of $1.4 million were allocated in 2019 and remain as of June 30, 2020.

Of the two commercial relationships, the larger relationship totals $2.0 million. The impaired relationship was evaluated and specific reserves of $149,000 were allocated as of June 30, 2020. The other commercial relationship totaling $1.8 million was originated through the BancAlliance network. BancAlliance has a membership of approximately 200 community banks that together participate in middle market commercial and industrial loans as a way to diversify their commercial portfolio. The impaired loan relationship was evaluated and specific reserves of $126,000 were allocated as of June 30, 2020.

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

The Company is working with customers affected by COVID-19. As a result of the current economic crisis caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and challenges faced. The extent to which industries, or the tangential impact of those industries to other borrowers or industries are impacted, will likely be in direct proportion to the duration and depth of the COVID-19 pandemic. As COVID-19 has made working-from-home more commonplace the demand for office space has decreased, therefore we identified the office space sector as an additional “at-risk” industry in the second quarter of 2020. We had total balances in the following industry types considered to be “at-risk” of significant impact as of June 30, 2020:

	Commercial Real Estate		Commercial		Total
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Restaurant/fast food	$17,256	4.1%	$10,967	1.4%	$28,223	2.4%
Office	51,277	12.2	—	—	51,277	4.3
Hotel/motel/inn	28,147	6.7	120	—	28,267	2.4
Amusement and recreation centers	—	—	14,648	1.9	14,648	1.2
Gas stations	17,689	4.2	1,014	0.1	18,703	1.6
Non-essential retail	33,252	7.9	81,642	10.7	114,894	9.7
	$147,621	35.1%	$108,391	14.1%	$256,012	21.6%

We identified 35.1% of total commercial real estate loans and 14.1% of the commercial loans as being at-risk.

The non-essential retail commercial real estate loans are secured by a mix of retail spaces, including strip centers, convenience stores, and apparel and hobby shops. Non-essential retail commercial loans include the following sectors:

(In thousands)	Commercial
Apparel	$314
Automotive	1,999
Beverage	1,601
Commercial print	2,181
Furniture	4,215
General	855
Home & garden	8,028
Personal services	6,250
Professional services	19,058
Repairs and maintenance	10,427
Sporting goods & hobbies	5,834
Transit services	4,794
Wholesale	16,086
$81,642

The Company has established a modification program in accordance with applicable regulations to provide economic relief. In working with our borrowers, the Company has provided up to six month payment deferrals. Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for the COVID-19 modifications and therefore will not be classified as troubled debt restructurings.

The following table summarizes the modifications by deferment period and modification type.

	June 30, 2020
	Payment Deferred		Interest Only		Total Modified
(Dollars in thousands)	Balance	Number of loans	Balance	Number of loans	Balance	Number of loans
3-month	$43,350	51	$18,081	25	$61,431	76
5-month	4,824	3	—	—	4,824	3
6-month	94,430	116	103,553	92	197,983	208
	$142,604	170	$121,634	117	$264,238	287

As of June 30, 2020, the Company modified 287 loans totaling $264.2 million or 20.6% of the total loan portfolio. Included in those modifications were 132 modified commercial real estate loans totaling $139.0 million, or 33.0% of the commercial real estate loan portfolio, 146 modified commercial loans totaling $113.3 million, or 14.9% of the commercial loan portfolio, two modified construction and land development loans totaling $11.2 million, or 19.7% of the construction and land development loan portfolio and seven residential loans totaling $718,000, or 1.8% of the residential loan portfolio. As of June 30, 2020, total deferred interest for all modified loans was $2.2 million. In order to mitigate the risk associated with these modifications the Company has incorporated covenants that require borrowers to submit quarterly financial statements, prohibits them from distributing funds to any owner or stockholder (with the exception of payroll) and also prohibits them from making any payments on debt owed to subordinated debt holders for the duration of their modification. Under the CARES Act, these modifications are not classified as TDRs and are not considered delinquent.

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) program called the Paycheck Protection Program (“PPP”). An eligible business can apply for a PPP loan up to a greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven under the PPP if employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 4% of the loan proceeds used for other qualifying expenses.

As of June 30, 2020, the Company originated 341 loans totaling $78.0 million under the PPP and received $2.8 million in fee income from the SBA for the origination. The fee income was deferred and is being accreted over the shorter of the repayment period or the contractual life of these loans. The Company recognized $255,000 of this fee income into interest income in the second quarter of 2020.

Allowance for Loan Losses. The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including loan growth, portfolio composition, delinquent and non-accrual loans, national and local business and economic conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019
Allowance at beginning of period	$13,844	$11,680
Provision for loan losses	3,971	2,816
Charge offs:
Real estate:
Commercial	—	—
Residential	—	—
Construction and land development	—	—
Commercial	239	2,223
Consumer	513	547
Total charge-offs	752	2,770

Recoveries:
Real estate:
Commercial	—	—
Residential	4	4
Construction and land development	—	—
Commercial	7	15
Consumer	84	45
Total recoveries	95	64

Net charge-offs	657	2,706

Allowance at end of period	$17,158	$11,790

Non-performing loans at end of period	$26,039	$5,418
Total loans outstanding at end of period (1)	1,282,249	896,916
Average loans outstanding during the period (1)	1,138,223	872,912

Allowance to non-performing loans	65.89%	217.61%
Allowance to total loans outstanding at end of period	1.34%	1.31%
Net charge-offs to average loans outstanding during the period (annualized)	0.12%	0.62%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

During the six months ended June 30, 2020, total net charge-offs were $657,000 compared to net charge-offs of $2.7 million for the same period in 2019. Charge-offs in 2020 primarily resulted from one BancAlliance relationship and purchased consumer loans. The Bank accepted a short-sale that resulted in a charge-off of $97,000 on a $490,000 commercial loan relationship that was originated through the BancAlliance network. As of June 30, 2020, we had $6.4 million in loans originated through BancAlliance network outstanding. Our last BancAlliance loan origination was in 2017, and at this time we are not anticipating originating any new loans through this network.

During the six months ended June 30, 2020, the Bank had net charge-offs of $418,000 in unsecured consumer loans that were purchased through the BancAlliance Lending Club Program. This program encompasses loans risk graded by Lending Club as A through C with a 680 minimum credit score, out of a possible risk grade of A through G. The Lending Club retains the servicing of these loans. As of June 30, 2020, we had $8.2 million in outstanding consumer loans that were purchased through this program. Our last Lending Club investment purchase was in May 2018 and as of May 2019, we have stopped reinvesting any proceeds in new pools. At this time we are not anticipating purchasing any new loans through this network.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

General. Net income increased $719,000, or 28.4%, to $3.3 million for the three months ended June 30, 2020 from $2.5 million for the three months ended June 30, 2019. The increase was primarily related to an increase of $2.4 million in net interest and dividend income, and a decrease in the provision for loan losses of $482,000, partially offset by a decrease in noninterest income of $352,000 and an increase in noninterest expense of $1.5 million and in increase in income tax expense of $367,000.

Interest and Dividend Income. Interest and dividend income increased $1.9 million, or 15.1%, to $14.6 million for the three months ended June 30, 2020 from $12.7 million for the three months ended June 30, 2019. This increase was attributable to an increase in interest and fees on loans, which increased $2.1 million, or 17.3%, to $14.4 million for the three months ended June 30, 2020 from $12.3 million for the three months ended June 30, 2019, partially offset by a decrease in interest and dividends on securities of $161,000, or 38.3%, to $259,000 for the three months ended June 30, 2020 from $420,000 for the three months ended June 30, 2019.

The increase in interest income on loans was due to an increase in the average balance of loans of $327.4 million, or 37.2%, to $1.21 billion for the three months ended June 30, 2020, from $880.5 million for the three months ended June 30, 2019. The increase was partially offset by a decrease in loan yields of 80 basis points to 4.77% for the three months ended June 30, 2020 due to a decrease in market interest rates.

The decrease in interest and dividends on securities was due to a decrease in the average balance of investment securities of $13.3 million, or 25.1%, to $39.8 million for the three months ended June 30, 2020 from $53.1 million for the three months ended June 30, 2019. In addition, interest and dividend income on securities decreased due to the yield on securities decreasing 56 basis points due to a decrease in market interest rates.

Interest Expense. Interest expense decreased $511,000, or 24.0%, to $1.6 million for the three months ended June 30, 2020 from $2.1 million for the three months ended June 30, 2019. The decrease was caused by a decrease in interest expense on deposits and a decrease in the interest expense on borrowings. Interest expense on borrowings decreased $423,000, or 70.6%, to $176,000 for the three months ended June 30, 2020 from $599,000 for the three months ended June 30, 2019 due to the decrease in market interest rates. The interest expense on borrowings decreased due to a decrease in the average balance of borrowings of $37.3 million, or 41.1%, to $53.4 million for the three months ended June 30, 2020 from $90.7 million for the three months ended June 30, 2019. Interest expense also decreased due to the yield on borrowings decreasing 132 basis points to 1.32% for the three months ended June 30, 2020 from 2.64% for the three months ended June 30, 2019.

Interest expense on deposits decreased $88,000, or 5.7%, to $1.4 million for the three months ended June 30, 2020 from $1.5 million for the three months ended June 30, 2019. This was due primarily to the yield on interest-bearing deposits decreasing 26 basis points to 0.83% for the three months ended June 30, 2020 from 1.09% for the three months ended June 30, 2019. The decrease in yield was partially offset by an increase in the average balance of interest-bearing deposits of $133.3 million, or 23.6%, to $697.5 million for the three months ended June 30, 2020 from $564.2 million for the three months ended June 30, 2019. The increase resulted primarily from an increase in the average balance of certificates of deposit, which increased $37.4 million, or 30.4%, and money market accounts, which increased $58.1 million, or 26.0%.

Net Interest and Dividend Income. Net interest and dividend income increased by $2.4 million, or 23.0%, to $13.0 million for the three months ended June 30, 2020 from $10.6 million for the three months ended June 30, 2019. The growth in net interest and dividend income this quarter over the prior year’s second quarter was primarily the result of an increase in our average interest earning assets of $324.1 million, or 34.4%, partially offset by the decrease in net interest margin of 38 basis points.

Provision for Loan Losses. The provision for loan losses was $872,000 for the three months ended June 30, 2020 compared to $1.4 million for the three months ended June 30, 2019. The changes in the provision were based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. The decrease of $482,000, or 35.6%, was primarily due to net charge-offs of $1.4 million incurred in the second quarter of 2019 as compared to $388,000 of net charge-offs during the second quarter of 2020.

The Company has reviewed certain qualitative factors in light of significant economic deterioration due to COVID-19. As some businesses remain shut down and others operate at reduced capacities, the Company continues to work with borrowers and offer relief in the form of short-term payment deferrals as well as originating PPP loans through the SBA. There remains significant uncertainty of the full impact of COVID-19 as there is no set timeline as to when our customers can return to normal operations. As a result of the economic impact of COVID-19, increased provisions of $581,000 were recognized and 287 loans were modified totaling $264.2 million as of June 30, 2020.

The provision recorded resulted in an allowance for loan losses of $17.2 million, or 1.34% of total loans, at June 30, 2020, compared to $13.8 million, or 1.42% of total loans, at December 31, 2019, and $11.8 million, or 1.31% of total loans, at June 30, 2019. Included in total loans at June 30, 2020 was $78.0 million in PPP loans originated as part of the CARES Act where we have not provided for losses due to the SBA guarantee, which has lowered the allowance as a percentage of total loans. Excluding PPP loans, the allowance to total loans as of June 30, 2020 was 1.42%. As of June 30, 2020 the warehouse business line had $184.8 million in outstanding loans. These loans are assessed at a lower credit risk and do not carry the same allocation as a traditional commercial loan. As of June 30, 2020, $462,000 in reserves were allocated to the warehouse business line loans. Non-accrual loans as of June 30, 2020 consisted primarily of two commercial relationships and one commercial real estate relationship. Impairment was evaluated and specific reserves of $1.9 million were allocated to impaired loans as of June 30, 2020.

Noninterest Income. Noninterest income decreased $352,000, or 33.3%, to $704,000 for the three months ended June 30, 2020 compared to $1.1 million for the three months ended June 30, 2019. The decrease was primarily due to a decrease in other service charges and fees of $245,000, or 48.4%, and a decrease in customer service fees on deposit accounts of $92,000, or 25.8%. The decreases in other service charges and fees and customer service fees on deposit accounts were primarily due to waiving fees for customers impacted by COVID-19.

Noninterest Expense. Noninterest expense increased $1.5 million, or 21.5%, to $8.4 million for the three months ended June 30, 2020 compared to $6.9 million for the three months ended June 30, 2019. The increase was primarily due to an increase in salaries and employee benefits expense and other expense, partially offset by a decrease in occupancy expense and professional fees. The increase of $1.5 million, or 35.7%, for the three months ended June 30, 2020 in salary and employee benefits was primarily due to a higher number of sales and operations positions compared to the same period in 2019, the addition of staff from the warehouse business line purchase, and our ESOP expense which increased due to the acquisition of additional shares from our second-step conversion and related stock offering in October 2019. Other expense increased due to increased loan workout expenses. Occupancy expense decreased primarily due to the acceleration of our leasehold improvements amortization related to the closure of our Hampton, New Hampshire branch in 2019. Professional fees decreased primarily due to one-time consulting services incurred in 2019 to aid in implementing a continuous improvement culture and our development of deposit products and services.

Income Tax Provision. We recorded a provision for income taxes of $1.3 million for the three months ended June 30, 2020, reflecting an effective tax rate of 27.9%, compared to a provision of $889,000 for the three months ended June 30, 2019, reflecting an effective tax rate of 26.0%.

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

	For the Three Months Ended June 30,
	2020			2019
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$1,207,921	$14,391	4.77%	$880,501	$12,270	5.57%
Short-term investments	18,915	4	0.08%	8,859	41	1.85%
Investment securities	38,503	219	2.28%	49,188	366	2.98%
Federal Home Loan Bank stock	1,323	40	12.09%	3,986	54	5.42%
Total interest-earning assets	1,266,662	14,654	4.63%	942,534	12,731	5.40%
Non-interest earning assets	59,271			60,743
Total assets	$1,325,933			$1,003,277
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$129,753	$77	0.24%	$109,052	$78	0.29%
Money market accounts	281,457	516	0.73%	223,318	667	1.19%
NOW accounts	126,023	113	0.36%	108,963	113	0.41%
Certificates of deposit	160,295	737	1.84%	122,896	673	2.19%
Total interest-bearing deposits	697,528	1,443	0.83%	564,229	1,531	1.09%
Borrowings	53,438	176	1.32%	90,710	599	2.64%
Total interest-bearing liabilities	750,966	1,619	0.86%	654,939	2,130	1.30%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	324,296			203,706
Other noninterest-bearing liabilities	15,659			14,361
Total liabilities	1,090,921			873,006
Total equity	235,012			130,271
Total liabilities and
equity	$1,325,933			$1,003,277
Net interest income		$13,035			$10,601
Interest rate spread (1)			3.77%			4.10%
Net interest-earning assets (2)	$515,696			$287,595
Net interest margin (3)			4.12%			4.50%
Average interest-earning assets to
interest-bearing liabilities	168.67%			143.91%

(1)Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.

(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended June 30, 2020
	Compared to the Three Months Ended June 30, 2019
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(In thousands)
Interest-earning assets:
Loans	$(1,966)	$4,087	$2,121
Short-term investments	(59)	22	(37)
Investment securities	(76)	(72)	(148)
Federal Home Loan Bank stock	38	(51)	(13)
Total interest-earning assets	(2,063)	3,986	1,923
Interest-bearing liabilities:
Savings accounts	(14)	13	(1)
Money market accounts	(298)	147	(151)
NOW accounts	(16)	17	1
Certificates of deposit	(119)	182	63
Total interest-bearing deposits	(447)	359	(88)
Borrowings	(232)	(191)	(423)
Total interest-bearing liabilities	(679)	168	(511)
Change in net interest income	$(1,384)	$3,818	$2,434

Results of Operations for the Six Months Ended June 30, 2020 and 2019

General. Net income decreased $268,000, or 5.64%, to $4.4 million for the six months ended June 30, 2020 from $4.7 million for the six months ended June 30, 2019. The decrease was primarily related to an increase of $3.0 million in noninterest expense, an increase in provision for loan losses of $1.2 million, and a decrease in noninterest income of $388,000, partially offset by an increase in net interest and dividend income of $4.3 million.

Interest and Dividend Income. Interest and dividend income increased $3.9 million, or 15.7%, to $28.7 million for the six months ended June 30, 2020 from $24.9 million for the six months ended June 30, 2019. This increase was primarily attributable to an increase in interest and fees on loans, which increased $4.2 million, or 17.4%, to $28.2 million for the six months ended June 30, 2020 from $24.0 million for the six months ended June 30, 2019, partially offset by a decrease in interest and dividends on securities of $307,000, or 37.3%, to $517,000 for the six months ended June 30, 2020 from $824,000 for the six months ended June 30, 2019.

The increase in interest income on loans was due to an increase in the average balance of loans of $265.3 million, or 30.4%, to $1.14 billion for the six months ended June 30, 2020, from $872.9 million for the six months ended June 30, 2019. The increase was partially offset by a decrease in loan yields of 54 basis points to 4.95% for the six months ended June 30, 2020 due to a decrease in market interest rates.

The decrease in interest and dividends on securities was due to a decrease in the average balance of investment securities of $11.7 million, or 21.8%, to $42.0 million for the six months ended June 30, 2020 from $53.7 million for the six months ended June 30, 2019. In addition, interest and dividend income decreased due to the yield on securities decreasing 61 basis points due to a decrease in market interest rates.

Interest Expense. Interest expense decreased $465,000, or 11.3%, to $3.6 million for the six months ended June 30, 2020 from $4.1 million for the six months ended June 30, 2019. The decrease was caused by a decrease in interest expense on borrowings, partially offset by an increase in interest expense on deposits. Interest expense on borrowings decreased $586,000, or 51.7%, to $547,000 for the six months ended June 30, 2020 from $1.1 million for the six months ended June 30, 2019. The interest expense on borrowings decreased due to a decrease in the average balance of borrowings of $19.5 million, or 22.7%, to $66.2 million for the three months ended June 30, 2020 from $85.6 million for the three months ended June 30, 2019. Interest expense on borrowings also decreased due to the yield on borrowings decreasing 100 basis points to 1.65% for the six months ended June 30, 2020 from 2.65% for the six months ended June 30, 2019 due to a decrease in market interest rates.

Interest expense on deposits increased $121,000, or 4.1%, to $3.1 million for the six months ended June 30, 2020 from $3.0 million for the three months ended June 30, 2019. This was due primarily to an increase in the average balance of interest-bearing deposits of $99.4 million, or 17.5%, to $666.3 million for the six months ended June 30, 2020 from $566.9 million for the six months ended June 30, 2019. The increase resulted primarily from an increase in the average balance of certificates of deposit, which increased $33.6 million, or 29.6%, and money market accounts, which increased $41.2 million, or 18.1%. The increase was partially offset by a decrease in the yield on interest-bearing deposits of 12 basis points to 0.93% for the six months ended June 30, 2020 from 1.05% for the six months ended June 30, 2019.

Net Interest and Dividend Income. Net interest and dividend income increased by $4.3 million, or 20.9%, to $25.1 million for the six months ended June 30, 2020 from $20.8 million for the six months ended June 30, 2019. The growth in net interest and dividend income was primarily the result of an increase in our average interest earning assets of $266.0 million, or 28.5%, partially offset by the decrease in net interest margin of 26 basis points.

Provision for Loan Losses. The provision for loan losses was $4.0 million for the six months ended June 30, 2020 compared to $2.8 million for the six months ended June 30, 2019. The changes in the provision were based on management’s assessment of economic conditions, including the impact of the COVID-19 pandemic, loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. During the six months ended June 30, 2020, we had $657,000 in loan net charge-offs compared to $2.7 million for the six months ended June 30, 2019.

The Company has reviewed certain qualitative factors in light of significant economic deterioration due to COVID-19. As some businesses remain shut down and others operate at reduced capacities, the Company continues to work with borrowers and offer relief in the form of short-term payment deferrals as well as originating PPP loans through the SBA. There remains significant uncertainty of the full impact of COVID-19 as there is no set timeline as to when our customers can return to normal operations. As a result of the economic impact of COVID-19, increased provisions of $1.3 million were recognized and 287 loans were modified totaling $264.2 million as of June 30, 2020.

The provision recorded resulted in an allowance for loan losses of $17.2 million, or 1.34% of total loans, at June 30, 2020, compared to $13.8 million, or 1.42% of total loans, at December 31, 2019, and $11.8 million, or 1.31% of total loans, at June 30, 2019. Included in total loans at June 30, 2020 was $78.0 million in PPP loans originated as part of the CARES Act where we have not provided for losses due to the SBA guarantee, which has lowered the allowance as a percentage of total loans. Excluding PPP loans, the allowance to total loans as of June 30, 2020 was 1.42%. As of June 30, 2020 the warehouse business line had $184.8 million in outstanding loans. These loans are assessed at a lower credit risk and do not carry the same allocation as a traditional commercial loan. As of June 30, 2020, $462,000 in reserves were allocated to the warehouse business line loans. Non-accrual loans as of June 30, 2020 consisted primarily of two commercial relationships and one commercial real estate relationship. Impairment was evaluated and specific reserves of $1.9 million were allocated to impaired loans as of June 30, 2020.

Noninterest Income. Noninterest income decreased $388,000, or 18.5%, to $1.7 million for the six months ended June 30, 2020 compared to $2.1 million for the six months ended June 30, 2019. The decrease is primarily due to a decrease in the gains on sales of securities of $113,000, or 100.0%. We repositioned some of our securities in 2019 by selling some municipal and mortgage backed securities that were close to maturity and reinvested into longer-term mortgage-backed securities. Other service charges and fees decreased $197,000, or 21.5%, and customer service fees on deposit accounts decreased $69,000, or 10.1%. The decreases in other service charges and fees and customer service fees on deposit accounts was primarily due to waiving fees for customers impacted by COVID-19.

Noninterest Expense. Noninterest expense increased $3.0 million, or 22.3%, to $16.6 million for the six months ended June 30, 2020 compared to $13.6 million for the six months ended June 30, 2019. The increase was primarily due to an increase in salaries and employee benefits expense, write-down of a note receivable, and other expense, partially offset by a decrease in occupancy expense and professional fees. The increase of $2.6 million, or 30.7%, for the six months ended June 30, 2020 in salary and employee benefits was primarily due to a higher number of sales and operations positions compared to the same period in 2019, the addition of staff from the warehouse business line purchase, and our ESOP expense which increased due to the acquisition of additional shares from our second-step conversion and related stock offering in October 2019. A write-down of a note receivable was completed after the Company evaluated the collectability and determined that $500,000 is uncollectible. Other expense increased due to increased loan workout expenses. Occupancy expense decreased primarily due to the acceleration of our leasehold improvements amortization related to the closure of our Hampton, New Hampshire branch in 2019. Professional fees decreased primarily due to one-time consulting services incurred in 2019 to aid in implementing a continuous improvement culture and our development of deposit products and services.

Income Tax Provision. We recorded a provision for income taxes of $1.7 million for the six months ended June 30, 2020 and 2019, reflecting an effective tax rate of 27.5% and 26.0% for the six months ended June 30, 2020 and 2019, respectively.

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

	For the Six Months Ended June 30,
	2020			2019
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$1,138,223	$28,151	4.95%	$872,912	$23,969	5.49%
Short-term investments	19,045	75	0.79%	6,620	67	2.02%
Investment securities	39,767	457	2.30%	49,980	738	2.95%
Federal Home Loan Bank stock	2,242	60	5.35%	3,761	86	4.57%
Total interest-earning assets	1,199,277	28,743	4.79%	933,273	24,860	5.33%
Non-interest earning assets	58,227			62,044
Total assets	$1,257,504			$995,317
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$125,430	$182	0.29%	$113,518	$186	0.33%
Money market accounts	268,669	1,221	0.91%	227,518	1,366	1.20%
NOW accounts	125,155	268	0.43%	112,451	229	0.41%
Certificates of deposit	147,057	1,418	1.93%	113,431	1,187	2.09%
Total interest-bearing deposits	666,311	3,089	0.93%	566,918	2,968	1.05%
Borrowings	66,154	547	1.65%	85,625	1,133	2.65%
Total interest-bearing liabilities	732,465	3,636	0.99%	652,543	4,101	1.26%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	275,368			196,664
Other noninterest-bearing liabilities	15,694			15,303
Total liabilities	1,023,527			864,510
Total equity	233,977			130,807
Total liabilities and
equity	$1,257,504			$995,317
Net interest income		$25,107			$20,759
Interest rate spread (1)			3.80%			4.07%
Net interest-earning assets (2)	$466,812			$280,730
Net interest margin (3)			4.19%			4.45%
Average interest-earning assets to
interest-bearing liabilities	163.73%			143.02%

(1)Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.

(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Six Months Ended June 30, 2020
	Compared to the Six Months Ended June 30, 2019
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(in thousands)
Interest-earning assets:
Loans	$(2,558)	$6,740	$4,182
Short-term investments	(60)	68	8
Investment securities	(147)	(134)	(281)
Federal Home Loan Bank stock	13	(39)	(26)
Total interest-earning assets	(2,752)	6,635	3,883
Interest-bearing liabilities:
Savings accounts	(22)	19	(3)
Money Market accounts	(366)	221	(145)
NOW accounts	12	27	39
Certificates of deposit	(99)	329	230
Total interest-bearing deposits	(475)	596	121
Borrowings	(365)	(221)	(586)
Total interest-bearing liabilities	(840)	375	(465)
Change in net interest income	$(1,912)	$6,260	$4,348

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning June 30, 2020.

	At
	June 30,
	2020
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
200	$55,547	0.80%
0	55,095	—
-100	55,171	0.10%

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

The following table presents the estimated changes in EVE of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of June 30, 2020.

	At
	June 30,
	2020
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
400	$167,051	23.50%
300	161,027	19.00%
200	153,810	13.70%
100	146,429	8.20%
0	135,294	—
-100	100,579	(25.70)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2020, cash and cash equivalents totaled $38.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $37.0 million at June 30, 2020.

At June 30, 2020, we had the ability to borrow $179.2 million from the Federal Home Loan Bank of Boston. On that date, we had $17.0 million in advances outstanding. At June 30, 2020, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $219.2 million, of which $25.0 million was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At June 30, 2020 and December 31, 2019, we had $36.7 million and $29.4 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at June 30, 2020 and December 31, 2019, we had $203.9 million and $201.9 million in unadvanced funds to borrowers, respectively. We also had $1.2 million and $1.5 million in outstanding letters of credit at June 30, 2020 and December 31, 2019, respectively.

A significant decrease in deposits could result in the Company having to seek other sources of funds, including brokered certificates of deposit, QwickRate deposits, and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay. We believe, however, based on past experience that a significant portion of our deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended June 30, 2020, excluding PPP loans of $78.0 million and warehouse business line growth of $118.2 million, we originated $179.0 million of loans, all of which were intended to be held in our portfolio, and purchased United Bank’s legacy ResX Warehouse Lending portfolio from People’s United Bank, N.A totaling $66.7 million. We did not purchase or sell any securities. During the six months ended June 30, 2019, we originated $123.6 million of loans, all of which were intended to be held in our portfolio, and did not purchase any loans. We purchased $13.7 million and sold $13.6 million in securities.

Financing activities consist primarily of activity in deposit accounts, and Federal Home Loan Bank and Federal Reserve Bank borrowings. We experienced a net increase in total deposits of $270.6 million and $35.3 million for the six months ended June 30, 2020 and 2019, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Borrowings increased $17.0 million and $13.9 million during the six months ended June 30, 2020 and 2019, respectively.

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the FDIC. At June 30, 2020, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

In October 2019, the Company successfully completed its second-step mutual-to-stock conversion that raised approximately $92 million in capital. The Company down-streamed 50% of the capital raised to the Bank. Based on the additional capital, the Company feels that it has sufficient capital to withstand an extended economic recession brought by the COVID-19. However, regulatory capital could be adversely impacted by further credit losses. With only 50% being down streamed to the Bank, the Company has adequate cash to cover dividend payments in the near term. The Company is prohibited from repurchasing its stock for a period of one year subsequent to the second-step conversion. The Company will not apply for early permission to repurchase its stock and will re-evaluate after the one-year period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)None.

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date: August 7, 2020	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: August 7, 2020	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer