Form 10-Q
period 2020-09-30
Provident Bancorp, Inc. /MD/
filed 2020-11-05
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, there were 19,425,141 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.Financial Information

Item 1.Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	September 30,	December 31,
	2020	2019
(Dollars in thousands)	(unaudited)
Assets
Cash and due from banks	$13,486	$11,990
Short-term investments	33,958	47,668
Cash and cash equivalents	47,444	59,658
Debt securities available-for-sale (at fair value)	34,421	41,790
Federal Home Loan Bank stock, at cost	895	1,416
Loans, net of allowance for loan losses of $17,788 and $13,844 as of
September 30, 2020 and December 31, 2019, respectively	1,341,341	959,286
Bank owned life insurance	36,459	26,925
Premises and equipment, net	14,700	14,728
Accrued interest receivable	6,118	2,854
Right-of-use assets	4,297	3,713
Other assets	12,307	11,418
Total assets	$1,497,982	$1,121,788

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$361,091	$222,088
Interest-bearing	807,143	627,817
Total deposits	1,168,234	849,905
Borrowings	73,500	24,998
Operating lease liabilities	4,512	3,877
Other liabilities	12,305	12,075
Total liabilities	1,258,551	890,855
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
19,472,310 and 19,473,818 shares issued and outstanding
at September 30, 2020 and December 31, 2019, respectively	195	195
Additional paid-in capital	147,032	146,174
Retained earnings	100,675	94,159
Accumulated other comprehensive income	1,059	458
Unearned compensation - ESOP	(9,530)	(10,053)
Total shareholders' equity	239,431	230,933
Total liabilities and shareholders' equity	$1,497,982	$1,121,788

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(Dollars in thousands, except per share data)	(unaudited)
Interest and dividend income:
Interest and fees on loans	$14,972	$12,841	$43,123	$36,810
Interest and dividends on securities	200	406	717	1,230
Interest on short-term investments	6	69	81	136
Total interest and dividend income	15,178	13,316	43,921	38,176
Interest expense:
Interest on deposits	1,075	1,691	4,164	4,659
Interest on borrowings	108	568	655	1,701
Total interest expense	1,183	2,259	4,819	6,360
Net interest and dividend income	13,995	11,057	39,102	31,816
Provision for loan losses	760	833	4,731	3,649
Net interest and dividend income after provision for loan losses	13,235	10,224	34,371	28,167
Noninterest income:
Customer service fees on deposit accounts	382	404	998	1,089
Service charges and fees - other	252	450	973	1,368
Gain on sale of securities, net	—	—	—	113
Bank owned life insurance income	234	175	584	526
Other income	43	11	70	46
Total noninterest income	911	1,040	2,625	3,142
Noninterest expense:
Salaries and employee benefits	5,929	4,478	17,130	13,046
Occupancy expense	384	373	1,254	1,567
Equipment expense	151	105	432	320
Data processing	227	188	623	542
Marketing expense	46	115	181	239
Professional fees	464	120	1,217	1,038
Directors' compensation	177	188	542	557
Software depreciation and implementation	256	173	694	518
Write down of asset receivables	1,307	—	1,807	—
Other	745	720	2,473	2,262
Total noninterest expense	9,686	6,460	26,353	20,089
Income before income tax expense	4,460	4,804	10,643	11,220
Income tax expense	1,258	1,295	2,960	2,962
Net income	$3,202	$3,509	$7,683	$8,258

Earnings per share: (1)
Basic	$0.18	$0.19	$0.42	$0.44
Diluted	$0.18	$0.19	$0.42	$0.44
Weighted Average Shares: (1)
Basic	18,185,995	18,786,692	18,149,745	18,758,905
Diluted	18,222,766	18,965,924	18,184,550	18,874,800

(1) Amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(In thousands)
Net income	$3,202	$3,509	$7,683	$8,258
Other comprehensive income:
Unrealized holding gains arising during the period on debt securities available-for-sale	79	227	810	1,203
Reclassification adjustment for realized gains in net income	—	—	—	(113)
Unrealized gain	79	227	810	1,090
Income tax effect	(22)	(52)	(209)	(276)
Total other comprehensive income	57	175	601	814
Comprehensive income	$3,259	$3,684	$8,284	$9,072

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended September 30, 2020 and 2019
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock (1)	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Total
Balance, June 30, 2020	19,472,310	$195	$146,778	$98,057	$1,002	$(9,710)	$—	$236,322
Net income	—	—	—	3,202	—	—	—	3,202
Dividends declared ($0.03 per share)	—	—	—	(584)	—	—	—	(584)
Other comprehensive income	—	—	—	—	57	—	—	57
Stock-based compensation expense, net of forfeitures	—	—	257	—	—	—	—	257
ESOP shares earned	—	—	(3)	—	—	180	—	177
Balance, September 30, 2020	19,472,310	$195	$147,032	$100,675	$1,059	$(9,530)	$—	$239,431

Balance, June 30, 2019	19,447,627	$—	$46,567	$88,100	$384	$(2,500)	$(788)	$131,763
Net income	—	—	—	3,509	—	—	—	3,509
Other comprehensive income	—	—	—	—	175	—	—	175
Stock-based compensation expense	—	—	245	—	—	—	—	245
ESOP shares earned	—	—	99	—	—	60	—	159
Balance, September 30, 2019	19,447,627	$—	$46,911	$91,609	$559	$(2,440)	$(788)	$135,851

	For the nine months ended September 30, 2020 and 2019
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock (1)	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Total
Balance, December 31, 2019	19,473,818	$195	$146,174	$94,159	$458	$(10,053)	$—	$230,933
Net income	—	—	—	7,683	—	—	—	7,683
Dividends declared ($0.03 per share)	—	—	—	(1,167)	—	—	—	(1,167)
Other comprehensive income	—	—	—	—	601	—	—	601
Stock-based compensation expense, net of forfeitures	—	—	760	—	—	—	—	760
Restricted stock award grants net of forfeitures	(1,508)	—	—	—	—	—	—	—
ESOP shares earned	—	—	98	—	—	523	—	621
Balance, September 30, 2020	19,472,310	$195	$147,032	$100,675	$1,059	$(9,530)	$—	$239,431

Balance, December 31, 2018	19,455,503	$—	$45,895	$83,351	$(255)	$(2,619)	$(788)	$125,584
Net income	—	—	—	8,258	—	—	—	8,258
Other comprehensive income	—	—	—	—	814	—	—	814
Stock-based compensation expense, net of forfeitures	—	—	755	—	—	—	—	755
Restricted stock award forfeiture	(7,876)	—	—	—	—	—	—	—
ESOP shares earned	—	—	261	—	—	179	—	440
Balance, September 30, 2019	19,447,627	$—	$46,911	$91,609	$559	$(2,440)	$(788)	$135,851

(1) Amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$7,683	$8,258
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	211	129
ESOP expense	621	440
Gain on sale of securities, net	—	(113)
Change in deferred loan fees, net	3,081	761
Provision for loan losses	4,731	3,649
Depreciation and amortization	814	960
Gain on disposals of premises and equipment	—	(9)
(Increase) decrease in accrued interest receivable	(3,014)	71
Deferred tax benefit	(2,007)	(185)
Share-based compensation expense	760	755
Bank owned life insurance income	(584)	(526)
Principal repayments of operating lease obligations	(59)	(57)
Decrease (increase) in other assets	928	(1,868)
Increase (decrease) in other liabilities	230	(905)
Net cash provided by operating activities	13,395	11,360

Cash flows from investing activities:
Purchases of debt securities available-for-sale	—	(13,729)
Proceeds from sales of debt securities available-for-sale	—	13,565
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	7,969	7,313
Redemption of Federal Home Loan Bank stock	521	1,014
Loan originations and purchases, net of paydowns	(323,195)	(95,163)
Cash paid for mortgage warehouse asset purchase, net (1)	(66,962)	—
Additions to premises and equipment	(656)	(5,172)
Proceeds from the sale of equipment	—	85
Additions to other real estate owned	—	(64)
Purchase of bank owned life insurance	(8,950)	—
Net cash used in investing activities	(391,273)	(92,151)

(1) See Note 15 for information regarding the mortgage warehouse asset purchase.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Cash flows from financing activities:
Net increase in noninterest-bearing accounts	139,003	39,789
Net increase in interest-bearing accounts	179,326	89,395
Cash dividends paid on common stock	(1,167)	—
Net change in short-term borrowings	60,027	(38,039)
Payments made on Federal Home Loan Bank long-term advances	(11,525)	—
Net cash provided by financing activities	365,664	91,145

Net (decrease) increase in cash and cash equivalents	(12,214)	10,354
Cash and cash equivalents at beginning of period	59,658	28,613
Cash and cash equivalents at end of period	$47,444	$38,967

Supplemental disclosures:
Interest paid	$4,819	$6,359
Income taxes paid	4,330	3,369
Reclassification of premises and equipment to other assets	3	—
Recognition of right-of-use assets	693	3,836
Recognition of operating lease liabilities	693	3,938
Reclassification of accrued rent from other liabilities to premises and equipment	—	102

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Maryland corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2019 have been reclassified to be consistent with the 2020 consolidated financial statement presentation, and had no effect on the net income reported in the consolidated statements of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020.

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

The Bank, headquartered in Amesbury, Massachusetts, operates its business from seven banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Bedford, and Seabrook, New Hampshire. The Bank also has two loan production offices in Boston, Massachusetts and Ponte Vedra, Florida. The Bank provides a variety of financial services to small businesses and individuals. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are commercial mortgages and commercial loans.

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

The U.S. government and regulatory agencies have taken several actions to provide support to the U.S. economy. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also includes extensive emergency funding for hospitals and providers. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act, as well as other recent legislative and regulatory relief efforts, are expected to have a material impact on the Company’s operations. Also, the actions of the Board of Governors of the Federal Reserve System (the “FRB”) to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect the Company’s net interest income, margins, and profitability.

Federal banking agencies issued guidance encouraging financial institutions to work with borrowers that may be unable to meet contractual obligations due to the effects of COVID-19. In addition, section 4013 of the CARES Act states, “banks may elect not to categorize loan modifications as TDRs [troubled debt restructurings] if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.” The Company did not classify any modifications related to COVID-19 which met either the agency guidance or the CARES Act conditions as TDRs.

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

Financial position and results of operations

The Company’s fee income will be reduced due to COVID-19. In keeping with the guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds, account maintenance, minimum balance, and ATM fees. These reductions in fees are thought to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. Management continues to monitor and measure the impact on its assets and operations.

The Company’s interest income could be reduced due to COVID-19. In keeping with the guidance from the regulators, the Company is actively working with COVID-19 affected borrowers to defer payments, interest and fees. While interest and fees will accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. Management continues to monitor and measure the impact and potential future impact on operations.

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

In accordance with guidance issued by federal banking agencies, the Company is actively working with borrowers that may be unable to meet contractual obligations due to the effects of COVID-19. As of September 30, 2020, the Company had 156 modified loans totaling $175.4 million, or 12.9%, remaining in the total loan portfolio compared to 287 modified loans totaling $264.2 million, or 20.6% of the total loan portfolio as of June 30, 2020. In October 2020, the Company had 107 modified loans totaling $86.8 million set to resume normal repayment. Of those, 86 loans totaling $72.2 million resumed repayment and 15 loans totaling $12.3 million received deferral extensions. There are six loans totaling $2.3 million for which the Company is working with the borrowers to determine their ability to resume normal repayments or their need for a deferral extension. We are currently working with borrowers to determine their ability to resume the scheduled repayments or their need for a deferral extension. In order to mitigate the risk associated with these modifications the Company has incorporated covenants that require borrowers to submit quarterly financial statements, prohibits them from distributing funds to any owner or stockholder (with the exception of payroll) and also prohibits them from making any payments on debt owed to subordinated debt holders for the duration of their modification. If borrowers are unable to return to their normal payment plan following their modification period, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

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

In October 2020, the FASB issued ASU No. 2020-08, Receivables (Topic 310) – Nonrefundable Fees and Other Costs (“ASU 2020-08”), to provide further clarification and update the previously issued guidance in ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 shortened the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. The Company early adopted the provisions of ASU 2017-08, effective January 1, 2017. ASU 2017-08 requires that at each reporting period, to the extent that the amortized cost of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess premium shall be amortized to the next call date. ASU 2020-08 is effective for fiscal years ending after December 15, 2020 and early adoption is not permitted. The provisions under ASU 2020-08 are required to be applied prospectively. The adoption of ASU 2020-08 is not expected to have a material impact on the Company’s consolidated financial statements.

(5)    Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at September 30, 2020 and December 31, 2019:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
September 30, 2020
State and municipal securities	$10,225	$605	$—	$10,830
Asset-backed securities	4,704	321	—	5,025
Government mortgage-backed securities	18,086	491	11	18,566
Total debt securities available-for-sale	$33,015	$1,417	$11	$34,421
December 31, 2019
State and municipal securities	$10,808	$398	$—	$11,206
Asset-backed securities	5,433	71	4	5,500
Government mortgage-backed securities	24,954	197	67	25,084
Total debt securities available-for-sale	$41,195	$666	$71	$41,790

The scheduled maturities of debt securities at September 30, 2020 are summarized in the table below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$921	$947
Due after five years through ten years	912	918
Due after ten years	8,392	8,965
Government mortgage-backed securities	18,086	18,566
Asset-backed securities	4,704	5,025
	$33,015	$34,421

There were no realized gains or losses on sales and calls during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, gross realized gains on sales and calls were $216,000, and gross realized losses were $103,000.

Securities with carrying amounts of $23.6 million and $30.6 million were pledged to secure available borrowings with the Federal Reserve Bank and Federal Home Loan Bank at September 30, 2020 and December 31, 2019, respectively.

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

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at September 30, 2020 and December 31, 2019:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2020
Temporarily impaired securities:
Government mortgage-backed securities	$—	$—	$867	$11	$867	$11
Total temporarily impaired debt securities	$—	$—	$867	$11	$867	$11

December 31, 2019
Temporarily impaired securities:
Asset-backed securities	$606	$4	$—	$—	$606	$4
Government mortgage-backed securities	5,207	8	5,418	59	10,625	67
Total temporarily impaired debt securities	$5,813	$12	$5,418	$59	$11,231	$71

Government mortgage-backed securities: The gross unrealized losses on government mortgage-backed securities were primarily attributable to relative changes in interest rates since the time of purchase. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2020.

(6)    Loans

A summary of loans is as follows:

	At	At
	September 30,	December 31,
(In thousands)	2020	2019
Commercial real estate	$426,184	$418,356
Commercial (1)	582,763	451,791
Residential real estate	36,920	45,695
Construction and land development	35,768	46,763
Consumer	7,024	12,737
Mortgage warehouse	275,763	—
	1,364,422	975,342
Allowance for loan losses	(17,788)	(13,844)
Deferred loan fees, net	(5,293)	(2,212)
Net loans	$1,341,341	$959,286

(1) Includes $78.0 million in PPP loans at September 30, 2020. There were no PPP loans at December 31, 2019.

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Unallocated	Total
Allowance for loan losses:

Balance at June 30, 2020	$6,758	$7,925	$207	$955	$851	$462	$—	$17,158
Charge-offs	—	(78)	—	—	(96)	—	—	(174)
Recoveries	—	—	—	—	44	—	—	44
Provision (credit)	106	869	(11)	(376)	(55)	227	—	760
Balance at September 30, 2020	$6,864	$8,716	$196	$579	$744	$689	$—	$17,788

Balance at June 30, 2019	$4,579	$5,289	$231	$649	$928	$—	$114	$11,790
Charge-offs	—	—	—	—	(240)	—	—	(240)
Recoveries	—	20	3	—	31	—	—	54
Provision (credit)	366	339	(6)	15	63	—	56	833
Balance at September 30, 2019	$4,945	$5,648	$228	$664	$782	$—	$170	$12,437

	For the nine months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2019	$6,104	$6,086	$254	$749	$650	$—	$1	$13,844
Charge-offs	(118)	(175)	—	(24)	(609)	—	—	(926)
Recoveries	—	7	4	—	128	—	—	139
Provision (credit)	878	2,798	(62)	(146)	575	689	(1)	4,731
Balance at September 30, 2020	$6,864	$8,716	$196	$579	$744	$689	$—	$17,788

Balance at December 31, 2018	$4,152	$5,742	$251	$738	$710	$—	$87	$11,680
Charge-offs	—	(2,223)	—	—	(787)	—	—	(3,010)
Recoveries	—	35	7	—	76	—	—	118
Provision (credit)	793	2,094	(30)	(74)	783	—	83	3,649
Balance at September 30, 2019	$4,945	$5,648	$228	$664	$782	$—	$170	$12,437

The following table sets forth information regarding the allowance for loan losses and related loan balances by portfolio segment at September 30, 2020 and December 31, 2019:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Unallocated	Total
September 30, 2020
Allowance for loan losses:
Ending balance:
Individually evaluated
for impairment	$1,160	$351	$—	$—	$—	$—	$—	$1,511
Ending balance:
Collectively evaluated
for impairment	5,704	8,365	196	579	744	689	—	16,277
Total allowance for loan
losses ending balance	$6,864	$8,716	$196	$579	$744	$689	$—	$17,788

Loans:
Ending balance:
Individually evaluated
for impairment	$21,205	$4,447	$163	$—	$—	$—		$25,815
Ending balance:
Collectively evaluated
for impairment	404,979	578,316	36,757	35,768	7,024	275,763		1,338,607
Total loans ending balance	$426,184	$582,763	$36,920	$35,768	$7,024	$275,763		$1,364,422

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Ending balance:
Individually evaluated
for impairment	$1,508	$174	$—	$—	$—	$—	$—	$1,682
Ending balance:
Collectively evaluated
for impairment	4,596	5,912	254	749	650	—	1	12,162
Total allowance for loan
losses ending balance	$6,104	$6,086	$254	$749	$650	$—	$1	$13,844

Loans:
Ending balance:
Individually evaluated
for impairment	$20,990	$3,326	$182	$165	$—	$—		$24,663
Ending balance:
Collectively evaluated
for impairment	397,366	448,465	45,513	46,598	12,737	—		950,679
Total loans ending balance	$418,356	$451,791	$45,695	$46,763	$12,737	$—		$975,342

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at September 30, 2020 and December 31, 2019:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans
September 30, 2020
Commercial real estate	$—	$205	$—	$205	$425,979	$426,184	$—	$19,834
Commercial	172	—	291	463	582,300	582,763	—	4,155
Residential real estate	327	176	1,033	1,536	35,384	36,920	—	1,166
Construction and
land development	—	—	—	—	35,768	35,768	—	—
Consumer	77	44	51	172	6,852	7,024	—	51
Mortgage warehouse	—	—	—	—	275,763	275,763	—	—
Total	$576	$425	$1,375	$2,376	$1,362,046	$1,364,422	$—	$25,206

December 31, 2019
Commercial real estate	$473	$18,256	$1,368	$20,097	$398,259	$418,356	$—	$1,701
Commercial	529	85	484	1,098	450,693	451,791	—	2,955
Residential real estate	715	154	832	1,701	43,994	45,695	—	969
Construction and
land development	—	—	165	165	46,598	46,763	—	165
Consumer	111	58	38	207	12,530	12,737	—	37
Mortgage warehouse	—	—	—	—	—	—	—	—
Total	$1,828	$18,553	$2,887	$23,268	$952,074	$975,342	$—	$5,827

The following tables provide information with respect to the Company’s impaired loans:

	September 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$1,209	$1,209	$—	$2,070	$2,082	$—
Commercial	345	353	—	1,348	1,745	—
Residential real estate	163	163	—	182	182	—
Construction and land development	—	—	—	165	165	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired with no related allowance	1,717	1,725	—	3,765	4,174	—

With an allowance recorded:
Commercial real estate	19,996	20,190	1,160	18,920	18,921	1,508
Commercial	4,102	4,644	351	1,978	2,085	174
Residential real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired with an allowance recorded	24,098	24,834	1,511	20,898	21,006	1,682

Total
Commercial real estate	21,205	21,399	1,160	20,990	21,003	1,508
Commercial	4,447	4,997	351	3,326	3,830	174
Residential real estate	163	163	—	182	182	—
Construction and land development	—	—	—	165	165	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired loans	$25,815	$26,559	$1,511	$24,663	$25,180	$1,682

	Three Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$1,383	$28	$2,420	$15
Commercial	354	4	2,119	7
Residential real estate	163	1	282	7
Construction and land development	—	—	216	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with no related allowance	1,900	33	5,037	29
With an allowance recorded:
Commercial real estate	20,354	1	—	—
Commercial	4,178	—	1,927	—
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with an allowance recorded	24,532	1	1,927	—
Total
Commercial real estate	21,737	29	2,420	15
Commercial	4,532	4	4,046	7
Residential real estate	163	1	282	7
Construction and land development	—	—	216	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired loans	$26,432	$34	$6,964	$29

	Nine Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$1,455	$56	$2,442	$45
Commercial	373	14	2,397	20
Residential real estate	164	6	334	15
Construction and land development	83	—	216	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with no related allowance	2,075	76	5,389	80
With an allowance recorded:
Commercial real estate	20,695	253	—	—
Commercial	4,454	1	3,133	—
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with an allowance recorded	25,149	254	3,133	—
Total
Commercial real estate	22,150	309	2,442	45
Commercial	4,827	15	5,530	20
Residential real estate	164	6	334	15
Construction and land development	83	—	216	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired loans	$27,224	$330	$8,522	$80

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

TDRs are reported as such for at least one year from the date of the restructuring. In years after the restructuring, TDRs are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

The following tables summarize TDRs entered into during the three and nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
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

There were no new TDRs approved during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company approved 10 TDRs. Of the 10 TDRs, seven were for one commercial real estate loan relationship totaling $20.1 million. The Bank analyzed the relationship and modified the relationship as follows:

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

The Bank approved two TDRs for another commercial real estate relationship totaling $165,000. These loans have a reduced rate for a period of two years. An impairment analysis was performed and a specific reserve of $4,000 was allocated to this relationship. The Bank also approved one TDR for a commercial loan totaling $81,000. This commercial loan was placed on an extended six-month interest-only period with a new term and re-amortization to follow.

There were no TDRs approved during the three months ended September 30, 2019. In the nine months ended September 30, 2019, the Company approved one TDR totaling $1.9 million. This commercial loan was placed on an extended 12-month interest-only period with re-amortization to follow.

As of September 30, 2020, these loan relationships are paying as agreed upon in the modified terms. An impairment analysis was performed and a specific reserves of $1.3 million were allocated to these relationships.

The total recorded investment in TDRs was $23.6 million and $4.2 million at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following tables present the Company’s loans by risk rating and portfolio segment at September 30, 2020 and December 31, 2019:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
September 30, 2020
Grade:
Pass	$393,589	$555,693	$—	$35,768	$—	$275,763	$1,260,813
Special mention	12,761	19,064	—	—	—	—	31,825
Substandard	19,834	8,006	1,462	—	—	—	29,302
Not formally rated	—	—	35,458	—	7,024	—	42,482
Total	$426,184	$582,763	$36,920	$35,768	$7,024	$275,763	$1,364,422

December 31, 2019
Grade:
Pass	$396,217	$433,076	$—	$46,598	$—	$—	$875,891
Special mention	1,936	14,044	—	—	—	—	15,980
Substandard	20,203	4,671	1,379	165	—	—	26,418
Not formally rated	—	—	44,316	—	12,737	—	57,053
Total	$418,356	$451,791	$45,695	$46,763	$12,737	$—	$975,342

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

(7)    Deposits

A summary of deposit balances, by type is as follows:

	September 30,	December 31,
(In thousands)	2020	2019
NOW and demand	$509,417	$369,423
Regular savings	149,797	115,593
Money market deposits	325,971	270,471
Total non-certificate accounts	985,185	755,487

Certificate accounts of $250,000 or more	15,159	15,575
Certificate accounts less than $250,000	167,890	78,843
Total certificate accounts	183,049	94,418
Total deposits	$1,168,234	$849,905

(8)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”) and the Federal Reserve Bank (the “FRB”) borrower-in-custody (“BIC”) program. Maturities of advances from the FHLB and FRB as of September 30, 2020 are summarized as follows:

(In thousands)
Fiscal Year-End
2020	$60,000
2023	8,500
Thereafter	5,000
Total	$73,500

Borrowings from the FRB BIC program are secured by a Uniform Commercial Code (“UCC”) financing statement on qualified collateral, consisting of certain commercial loans and qualified mortgage-backed government securities. At September 30, 2020, FRB borrowings consisted of overnight borrowings totaling $60.0 million and had an interest rate of 0.25%.

Borrowings from the FHLB, which aggregated $13.5 million at September 30, 2020, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial loans and qualified mortgage-backed government securities. The interest rates on FHLB advances ranged from 1.21% to 3.01%, and the weighted average interest rate on FHLB advances was 2.12% at September 30, 2020. All of the FHLB borrowings at September 30, 2020 are long-term with an original maturity of more than one year.

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

The following summarizes financial instruments measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2020
State and municipal securities	$10,830	$—	$10,830	$—
Asset-backed securities	5,025	—	5,025	—
Mortgage-backed securities	18,566	—	18,566	—
Totals	$34,421	$—	$34,421	$—

December 31, 2019
State and municipal securities	$11,206	$—	$11,206	$—
Asset-backed securities	5,500	—	5,500	—
Mortgage-backed securities	25,084	—	25,084	—
Totals	$41,790	$—	$41,790	$—

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

The following summarizes assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2020
Impaired loans
Commercial real estate	$158	$—	$—	$158
Commercial	3,751	—	—	3,751
Totals	$3,909	$—	$—	$3,909

December 31, 2019
Impaired loans
Commercial real estate	$215	$—	$—	$215
Commercial	1,805	—	—	1,805
Totals	$2,020	$—	$—	$2,020

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2020
Impaired loans
Commercial real estate	$158	Real estate appraisals	Discount for dated appraisals	6 - 10%
Commercial	3,751	Business valuation	Comparable company evaluations	—

December 31, 2019
Impaired loans
Commercial real estate	$215	Real estate appraisals	Discount for dated appraisals	6 - 10%
Commercial	1,805	Business valuation	Comparable company evaluations	—

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at September 30, 2020 and December 31, 2019:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
September 30, 2020
Financial assets:
Cash and cash equivalents	$47,444	$47,444	$—	$—	$47,444
Available-for-sale debt securities	34,421	—	34,421	—	34,421
Federal Home Loan Bank of Boston stock	895	N/A	N/A	N/A	N/A
Loans, net	1,341,341	—	—	1,352,938	1,352,938
Accrued interest receivable	6,118	—	6,118	—	6,118
Financial liabilities:
Deposits	1,168,234	—	1,168,962	—	1,168,962
Borrowings	73,500	—	74,132	—	74,132

December 31, 2019
Financial assets:
Cash and cash equivalents	$59,658	$59,658	$—	$—	$59,658
Available-for-sale debt securities	41,790	—	41,790	—	41,790
Federal Home Loan Bank of Boston stock	1,416	N/A	N/A	N/A	N/A
Loans, net	959,286	—	—	958,270	958,270
Accrued interest receivable	2,854	—	2,854	—	2,854
Financial liabilities:
Deposits	849,905	—	850,774	—	850,774
Borrowings	24,998	—	25,351	—	25,351

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of September 30, 2020 and December 31, 2019, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At September 30, 2020, the Bank exceeded the regulatory requirement for the capital conservation buffer.

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

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2020
Total Capital (to Risk Weighted Assets)	$194,114	14.29%	$108,677	>	8.0%	$135,847	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	177,124	13.04	81,508	>	6.0	108,677	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	177,124	13.04	61,131	>	4.5	88,300	>	6.5
Tier 1 Capital (to Average Assets)	177,124	12.61	56,187	>	4.0	70,234	>	5.0
December 31, 2019
Total Capital (to Risk Weighted Assets)	$181,135	17.62%	$82,238	>	8.0%	$102,798	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	168,273	16.37	61,679	>	6.0	82,238	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	168,273	16.37	46,259	>	4.5	66,819	>	6.5
Tier 1 Capital (to Average Assets)	168,273	15.18	44,352	>	4.0	55,440	>	5.0

Liquidation Accounts

Upon the completion of Old Provident’s stock offering in 2015, a “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to the percentage ownership interest in the equity of Old Provident held by persons other than the MHC as of the date of the latest balance sheet contained in the prospectus utilized in connection with the offering. The Company is not permitted to pay dividends on its capital stock if the Company’s shareholders’ equity would be reduced below the amount of the liquidation account. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.

Upon the completion of the Conversion, “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the 2019 prospectus plus the MHC’s net assets (excluding its ownership of the Company) were established by the Company and the Bank. The Company and the Bank are not permitted to pay dividends on their capital stock if the shareholders’ equity of the Company, or the shareholder’s equity of the Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.

(11)    Employee Stock Ownership Plan

Old Provident established an ESOP to provide eligible employees the opportunity to own Old Provident stock. The plan is a tax-qualified plan for the benefit of all Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 721,876 shares in Old Provident’s initial stock offering with the proceeds of a loan totaling $3.6 million. The loan was payable annually over 15 years at a rate per annum equal to the prime rate. In conjunction with the Conversion, the Company refinanced the original loan to the ESOP with an additional $8.2 million payable over 15 years at a rate per annum equal to the prime rate (4.75% as December 31, 2019) to acquire an additional 816,992 shares at $10.00 per share, representing 8% of the shares sold in the Company’s second-step offering. After the Conversion, the unallocated shares had an average price of $8.20 per share. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The number of shares committed to be released per year through 2033 is 89,757.

Shares held by the ESOP include the following:

	September 30, 2020	December 31, 2019
Allocated	282,256	192,499
Committed to be allocated	67,318	89,757
Unallocated	1,189,294	1,256,612
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $9.4 million at September 30, 2020.

Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2020 and 2019 was $177,000 and $159,000, respectively. Total compensation expense recognized for the nine months ended September 30, 2020 and 2019 was $621,000 and $440,000 respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Net Income attributable to common shareholders	$3,202	$3,509	$7,683	$8,258

Average number of common shares issued	19,472,310	19,521,324	19,474,495	19,523,921
Less:
average unallocated ESOP shares	(1,196,856)	(516,906)	(1,219,160)	(531,420)
average unvested restricted stock	(89,459)	(144,393)	(105,590)	(160,263)
average treasury stock acquired	—	(73,333)	—	(73,333)
Average number of common shares outstanding
to calculate basic earnings per common share	18,185,995	18,786,692	18,149,745	18,758,905

Effect of dilutive unvested restricted stock and stock option awards	36,771	179,232	34,805	115,895
Average number of common shares outstanding
to calculate diluted earnings per common share	18,222,766	18,965,924	18,184,550	18,874,800

Earnings per common share:
Basic	$0.18	$0.19	$0.42	$0.44
Diluted	$0.18	$0.19	$0.42	$0.44

Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).

For the three months ended September 30, 2020 and 2019, 195,689 and 8,853 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. For the nine months ended September 30, 2020 and 2019, 65,942 and 14,003 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The fair value of options granted in 2020 is based on the following assumptions:

2020
Vesting period (years)	3
Expiration date (years)	10
Expected volatility	30.92%
Expected life (years)	7.5
Expected dividend yield	—%
Risk free interest rate	1.74%
Fair value per option	$4.60

A summary of the status of the Company’s stock option grants for the nine months ended September 30, 2020 is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	816,057	$8.93
Granted	7,293	12.35
Forfeited	(9,844)	8.61
Exercised	—	—
Outstanding at September 30, 2020	813,506	$8.96	6.20	$—
Outstanding and expected to vest at September 30, 2020	813,506	$8.96	6.20	$—
Vested and Exercisable at September 30, 2020	470,914	$8.77	6.02	$—
Unrecognized compensation cost	$584,000
Weighted average remaining recognition period (years)	1.52

For the three months ended September 30, 2020 and 2019, total expense for the stock options was $110,000 and $103,000, respectively. For the nine months ended September 30, 2020 and 2019, total expense for the stock options was $324,000 and $304,000, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plan for the nine months ended September 30, 2020:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at January 1, 2020	140,019	$9.19
Granted	2,430	12.35
Forfeited	(3,938)	8.61
Vested	(1,965)	13.46
Unvested restricted stock awards at September 30, 2020	136,546	$9.20
Unrecognized compensation cost	$769,000
Weighted average remaining recognition period (years)	1.48

For the three months ended September 30, 2020 and 2019, total expense for the restricted stock awards was $147,000 and $142,000, respectively. For the nine months ended September 30, 2020 and 2019, total expense for the restricted stock awards was $436,000 and $451,000, respectively.

(14)    Leases

The Company recognized right-of-use assets totaling $4.3 million and $3.7 million and operating lease liabilities totaling $4.5 million and $3.9 million at September 30, 2020 and December 31, 2019, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Rent expense for the operating leases has been amortized over a straight line basis for the remaining lease term. For the nine months ended September 30, 2020 and 2019, rent expense for the operating leases totaled $228,000 and $215,000, respectively. Variable lease components are expensed as incurred and are not included in the right-of-use assets and operating lease liabilities.

The following table presents information regarding the Company’s operating leases:

	September 30,	December 31,
	2020	2019
Weighted-average discount rate	3.54%	3.78%
Range of lease expiration dates	3 - 15.5 years	4.5 - 16 years
Range of lease renewal options	5 - 20 years	20 years
Weighted-average remaining lease term	27.8	31.9 years

The following table presents the undiscounted annual lease payments under the terms of the Company's operating leases at September 30, 2020, including a reconciliation to the present value of operating lease liabilities recognized in the unaudited Consolidated Balance Sheets:

(In thousands)
Fiscal Year-End
2020	$64
2021	258
2022	261
2023	264
2024	270
Thereafter	6,604
Total lease payments	7,721
Less imputed interest	(3,209)
Total lease liabilities	$4,512

The lease liabilities recognized include certain lease extensions as it is expected that the Company will use substantially all lease renewal options.

(15)    Asset Purchase

On January 17, 2020, the Company completed an asset purchase of a mortgage warehouse line of business, which comprised primarily of mortgage warehouse loans. This line of business was originally developed by United Bank in Connecticut. People’s United Bank, N.A. acquired United Bank in 2019 and made the business decision to no longer support the mortgage warehouse line of business developed by United Bank. The Company acquired the mortgage warehouse loan portfolio, plus aggregate accrued interest and fees, fixed assets, and prepaid expenses. The Company also assumed the employment contracts of the six employees in the department and agreed to pay all costs associated with the acquisition, which totaled $80,000 and were reflected in the Company’s income statement for the nine months ended September 30, 2020.

The following table summarizes the consideration paid for the mortgage warehouse line of business and the amounts of assets purchased:

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 is intended to assist in understanding our financial condition and results of operations. Operating results for the three and nine-month period ended September 30, 2020 may not be indicative of results for all of 2020 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believes,” “will,” “intends,” “may,” “will be,” “would” or similar expressions. Readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. These factors include general economic conditions, including trends and levels of interest rates; the effects of any pandemic; the ability of our borrowers to repay their loans; the ability of the Company or the Bank to effectively manage its growth; real estate values in the market area; loan demand; competition; changes in accounting policies; changes in laws and regulations; our success in introducing new products or entering new markets; our ability to retain key employees; failures or breaches of our IT systems; and results of regulatory examinations, among other factors.

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the gradual reopening of business will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend; our cyber security risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2020 or during the year ended December 31, 2019.

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

Mortgage warehouse: Loans in this segment are primarily facility lines to non-bank mortgage origination companies. The underlying collateral of these loans are residential real estate loans. Loans are originated by the mortgage companies for sale into secondary markets, which is typically within 15 days of the loan closure. The primary source of repayment is the cash flow upon the sale of the loans. The credit risk associated with this type of lending is the risk that the mortgage companies are unable to sell the loans.

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

Balance Sheet Analysis

Assets. Total assets were $1.50 billion at September 30, 2020, representing an increase of $376.2 million, or 33.5%, from $1.12 billion at December 31, 2019. The increase resulted primarily from increases in net loans of $382.1 million, bank owned life insurance of $9.5 million, and accrued interest receivable of $3.3 million, partially offset by decreases in cash and cash equivalents of $12.2 million and investments in debt securities available-for-sale of $7.4 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $12.2 million, or 20.5%, to $47.4 million at September 30, 2020 from $59.7 million at December 31, 2019. The decrease in cash and cash equivalents resulted primarily from the $67.0 million in cash used to purchase the mortgage warehouse assets, offset by deposit growth and the increase in borrowings.

Securities. Investments in debt securities available-for-sale decreased $7.4 million, or 17.6%, to $34.4 million at September 30, 2020 from $41.8 million at December 31, 2019. The decrease was primarily due to principal paydowns on government mortgage-backed securities.

Loans. At September 30, 2020, net loans were $1.34 billion, or 89.5% of total assets, compared to $959.3 million, or 85.5% of total assets, at December 31, 2019. Increases in commercial loans of $131.0 million, or 29.0%, the acquisition and growth of mortgage warehouse loans to $275.8 million, and an increase in commercial real estate loans of $7.8 million, or 1.9%, were partially offset by decreases in construction and land development loans of $11.0 million, or 23.5%, residential real estate loans of $8.8 million, or 19.2%, and consumer loans of $5.7 million, or 44.9%. Our commercial loan growth was primarily due to the origination of SBA PPP loans and a continued focus on our specialized enterprise value loans, partially offset by a decrease in our renewable energy loan portfolio. As of September 30, 2020, the Company originated $78.0 million in SBA PPP loans. Enterprise value loans increased $79.3 million, or 44.5%, to $257.3 million at September 30, 2020 from $178.0 million at December 31, 2019. Renewable energy loans decreased $21.1 million, or 32.0%, to $45.0 million at September 30, 2020 from $66.1 million at December 31, 2019 due to early payoffs. On January 17, 2020, the Company completed an asset purchase of mortgage warehouse loans from People’s United Bank, N.A. These loans increased $209.1 million, or 313.6%, to $275.8 million at September 30, 2020 from $66.7 million at January 17, 2020 due to increased usage of the facilities and the addition of customers to the portfolio.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	September 30,		December 31,
	2020		2019
	Amount	Percent	Amount	Percent
Commercial real estate	$426,184	31.24%	$418,356	42.89%
Commercial	582,763	42.71%	451,791	46.32%
Residential real estate	36,920	2.71%	45,695	4.69%
Construction and land development	35,768	2.62%	46,763	4.79%
Consumer	7,024	0.51%	12,737	1.31%
Mortgage warehouse	275,763	20.21%	—	—%
	1,364,422	100.00%	975,342	100.00%
Allowance for loan losses	(17,788)		(13,844)
Deferred loan fees, net	(5,293)		(2,212)
Net loans	$1,341,341		$959,286

Bank Owned Life Insurance. Bank owned life insurance increased $9.5 million, or 34.5%, to $36.4 million at September 30, 2020 from $26.9 million at December 31, 2019. The increase was primarily due to the purchase of new insurance policies.

Accrued Interest Receivable. Accrued interest receivable increased $3.2 million, or 114.4%, to $6.1 million at September 30, 2020 from $2.9 million at December 31, 2019. The increase was primarily due to deferred interest on loan modifications as part of the CARES Act. As of September 30, 2020, we have modified 294 loans totaling $277.7 million, or 20.4% of total loans. Of these modifications 138 loans totaling $102.3 million, or 36.8% of total modified loans, have resumed normal repayment. The deferred interest on the modifications will be due at the maturity of the loans, which ranges from 2020 to 2049.

Deposits. Total deposits increased $318.3 million, or 37.5%, to $1.17 billion at September 30, 2020 from $849.9 million at December 31, 2019. The primary reason for the increase in deposits was due to an increase of $140.0 million, or 37.9%, in NOW and demand deposits, an increase of $88.6 million, or 93.9%, in time deposits, an increase of $34.2 million, or 29.6%, in savings accounts, and an increase of $55.5 million, or 20.5%, in money market accounts. Money market deposits and NOW and demand deposits increased due to funds from the origination of PPP loans and our strategic deposit growth strategy. The increase in time deposits was primarily due to increases in brokered certificates of deposit of $66.6 million, or 137.0%, and an increase of $34.5 million, or 399.0%, from QwickRate deposits, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits. The increase in savings accounts was primarily due to municipal deposits and growth from our online deposit products.

Borrowings. Borrowings at September 30, 2020 consisted of FHLB advances and FRB borrowings from the borrower-in-custody program and at December 31, 2019 consisted of FHLB advances. Borrowings increased $48.5 million, or 194.0%, to $73.5 million at September 30, 2020 from $25.0 million at December 31, 2019. The increase was primarily to fund loan growth.

Shareholders’ Equity. Total shareholders’ equity increased $8.5 million, or 3.7%, to $239.4 million at September 30, 2020, from $230.9 million at December 31, 2019. The increase was due to year-to-date net income of $7.7 million, stock-based compensation expense of $760,000, other comprehensive income of $601,000 and ESOP shares earned of $621,000, partially offset by a decrease of $1.2 million from dividends declared. Book value per share increased to $12.30 at September 30, 2020 from $11.86 at December 31, 2019.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	September 30,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans:
Real estate:
Commercial	$19,834	$1,701
Residential	1,166	969
Construction and land development	—	165
Commercial	4,155	2,955
Consumer	51	37
Mortgage warehouse	—	—
Total non-accrual loans	25,206	5,827

Accruing loans past due 90 days or more	—	—
Other real estate owned	—	—
Total non-performing assets	$25,206	$5,827

Total loans (1)	$1,359,129	$973,130
Total assets	$1,497,982	$1,121,788
Total non-performing loans to total loans (1)	1.85%	0.60%
Total non-performing assets to total assets	1.68%	0.52%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs.

Non-accrual loans as of September 30, 2020 consisted primarily of one commercial real estate relationship and two commercial relationships. The commercial real estate loan relationship with a total balance at September 30, 2020 of $19.8 million became impaired in 2019 and, in 2020, a troubled debt restructure was completed. The loan was placed on non-accrual status until the relationship can demonstrate the ability to pay the loan under the restructured terms. The loan relationship was evaluated and specific reserves of $1.2 million were allocated as of September 30, 2020.

Of the two commercial relationships, the larger relationship totaled $1.9 million at September 30, 2020. The impaired relationship was evaluated and specific reserves of $76,000 were allocated as of September 30, 2020. The other commercial relationship totaling $1.7 million was originated through the BancAlliance network. BancAlliance has a membership of approximately 200 community banks that together participate in middle market commercial and industrial loans as a way to diversify their commercial portfolio. The impaired loan relationship was evaluated and specific reserves of $121,000 were allocated as of September 30, 2020.

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

The Company is working with customers affected by COVID-19. As a result of the current economic crisis caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and challenges faced. The extent to which industries, or the tangential impact of those industries to other borrowers or industries are impacted, will likely be in direct proportion to the duration and depth of the COVID-19 pandemic. In determining “at-risk” industries we have used a threshold of 25% when comparing the value of COVID-19 modified loans to total loans within the industry. As of September 30, 2020 total balances within the at-risk industries are as follows:

	Commercial Real Estate		Commercial		Total
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Restaurant/fast food	$17,011	4.0%	$10,051	1.7%	$27,062	2.7%
Hotel/motel/inn	27,837	6.5	95	—	27,932	2.8
Amusement and recreation centers	12,799	3.0	13,799	2.4	26,598	2.6
Software publication services	—	—	11,921	2.0	11,921	1.2
Technical services	—	—	61,722	10.6	61,722	6.1
Non-essential retail	32,584	7.6	42,456	7.3	75,040	7.4
	$90,231	21.1%	$140,044	24.0%	$230,275	22.8%

We identified 21.1% of total commercial real estate loans and 24.0% of the commercial loans as being at-risk.

The non-essential retail commercial real estate loans are secured by a mix of retail spaces, including strip centers, convenience stores, and apparel and hobby shops. Non-essential retail commercial loans include the following sectors:

(In thousands)	Commercial
Beverage	$1,556
Commercial print	2,138
Personal services	6,005
Professional services	18,256
Repairs and maintenance	10,055
Transit services	4,446
$42,456

The Company has established a modification program in accordance with applicable regulations to provide economic relief. In working with our borrowers, the Company has provided up to six month payment deferrals. At the completion of the payment deferral, the Company has allowed for deferral extensions on an as-needed and case-by-case basis. Under agency guidance and Section 4013 of the CARES Act, these modifications will not be classified as troubled debt restructurings and are not considered delinquent.

The following table summarizes the modification activity for the three months ended September 30, 2020.

(Dollars in thousands)	Balance	Number of loans
Modified loans at June 30, 2020	$264,238	287
New modifications	17,635	12
Loans that have resumed repayment	(106,510)	(143)
Modified loans at September 30, 2020	$175,363	156

In addition to the new modifications, the Company also approved 12 extensions of existing modification for loans totaling $8.2 million. These were modified under agency guidance and Section 4013 of the CARES Act and are therefore not considered TDRs or delinquent. In October 2020, the Company had 107 modified loans totaling $86.8 million set to resume normal repayment. Of those, 86 loans totaling $72.2 million resumed repayment and 15 loans totaling $12.3 million received deferral extensions. There are six loans totaling

$2.3 million for which the Company is working with the borrowers to determine their ability to resume normal repayments or their need for a deferral extension. We are currently working with borrowers to determine their ability to resume the scheduled repayments or their need for a deferral extension.

The following table summarizes the modifications by modification type and loan type.

	September 30, 2020
	Payment Deferred		Interest Only		Total Modified
		Percent		Percent		Percent
		of		of		of
(Dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Commercial real estate	$36,423	8.5%	$32,552	7.6%	$68,975	16.1%
Commercial	21,712	3.7%	76,467	13.1%	98,179	16.8%
Residential	170	0.5%	—	—%	170	0.5%
Construction and land development	8,038	2.4%	—	—%	8,038	2.4%
	$66,343		$109,019		$175,362

As of September 30, 2020, total deferred interest for all modified loans was $3.0 million. In order to mitigate the risk associated with these modifications, the Company has incorporated covenants that require borrowers to submit quarterly financial statements, prohibits them from distributing funds to any owner or stockholder (with the exception of payroll) and also prohibits them from making any payments on debt owed to subordinated debt holders for the duration of their modification. Under agency guidance and Section 4013 of the CARES Act, these modifications are not classified as TDRs and are not considered delinquent.

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

As of September 30, 2020, the Company originated 341 loans totaling $78.0 million under the PPP, as of that date applications for 55 of the loans totaling $21.6 million had been submitted to the SBA for forgiveness. As of September 30, 2020 we have received $2.8 million in fee income from the SBA for the origination of these loans. The fee income was deferred and is being accreted over the shorter of the repayment period or the contractual life of these loans. The Company recognized $355,000 and $610,000 of this fee income into interest income in the three and nine months ended September 30, 2020, respectively.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019
Allowance at beginning of period	$13,844	$11,680
Provision for loan losses	4,731	3,649
Charge offs:
Real estate:
Commercial	—	—
Residential	—	—
Construction and land development	—	—
Commercial	317	2,223
Consumer	609	787
Total charge-offs	926	3,010

Recoveries:
Real estate:
Commercial	—	—
Residential	4	7
Construction and land development	—	—
Commercial	7	35
Consumer	128	76
Total recoveries	139	118

Net charge-offs	787	2,892

Allowance at end of period	$17,788	$12,437

Non-performing loans at end of period	$25,206	$5,987
Total loans outstanding at end of period (1)	1,359,129	938,718
Average loans outstanding during the period (1)	1,182,459	892,189

Allowance to non-performing loans	70.57%	207.73%
Allowance to total loans outstanding at end of period	1.31%	1.32%
Net charge-offs to average loans outstanding during the period (annualized)	0.09%	0.43%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

During the nine months ended September 30, 2020, total net charge-offs were $787,000 compared to net charge-offs of $2.9 million for the same period in 2019. Charge-offs in 2020 primarily resulted from one BancAlliance relationship and purchased consumer loans. The Bank accepted a short-sale that resulted in a charge-off of $97,000 on a $490,000 commercial loan relationship that was originated through the BancAlliance network. As of September 30, 2020, we had $6.3 million in loans originated through BancAlliance network outstanding. Our last BancAlliance loan origination was in 2017, and at this time we are not anticipating originating any new loans through this network.

During the nine months ended September 30, 2020, the Bank had net charge-offs of $467,000 in unsecured consumer loans that were purchased through the BancAlliance Lending Club Program. This program encompasses loans risk graded by Lending Club as A through C with a 680 minimum credit score, out of a possible risk grade of A through G. The Lending Club retains the servicing of these loans. As of September 30, 2020, we had $6.7 million in outstanding consumer loans that were purchased through this program. Our last Lending Club investment purchase was in May 2018 and as of May 2019, we have stopped reinvesting any proceeds in new pools. At this time we are not anticipating purchasing any new loans through this network.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

General. Net income decreased $307,000, or 8.7%, to $3.2 million for the three months ended September 30, 2020 from $3.5 million for the three months ended September 30, 2019. The decrease was primarily related to an increase in noninterest expense of $3.2 million and a decrease in noninterest income of $129,000, partially offset by an increase of $2.9 million in net interest and dividend income, a decrease in the provision for loan losses of $73,000, and a decrease in income tax expense of $37,000.

Interest and Dividend Income. Interest and dividend income increased $1.9 million, or 14.0%, to $15.2 million for the three months ended September 30, 2020 from $13.3 million for the three months ended September 30, 2019. This increase was attributable to an increase in interest and fees on loans, which increased $2.1 million, or 16.6%, to $15.0 million for the three months ended September 30, 2020 from $12.8 million for the three months ended September 30, 2019, partially offset by a decrease in interest and dividends on securities of $206,000, or 50.7%, to $200,000 for the three months ended September 30, 2020 from $406,000 for the three months ended September 30, 2019.

The increase in interest income on loans was due to an increase in the average balance of loans of $339.9 million, or 36.5%, to $1.27 billion for the three months ended September 30, 2020, from $930.1 million for the three months ended September 30, 2019. The increase was partially offset by a decrease in loan yields of 80 basis points to 4.72% for the three months ended September 30, 2020 due to a decrease in market interest rates and the origination of PPP loans, which have a 1.0% interest rate.

The decrease in interest and dividends on securities was due to a decrease in the average balance of investment securities of $14.2 million, or 27.6%, to $37.2 million for the three months ended September 30, 2020 from $51.4 million for the three months ended September 30, 2019. In addition, interest and dividend income on securities decreased due to the yield on securities decreasing 91 basis points due to a decrease in market interest rates.

Interest Expense. Interest expense decreased $1.1 million, or 47.6%, to $1.2 million for the three months ended September 30, 2020 from $2.3 million for the three months ended September 30, 2019. The decrease was caused by a decrease in interest expense on deposits and a decrease in the interest expense on borrowings. Interest expense on borrowings decreased $460,000, or 81.0%, to $108,000 for the three months ended September 30, 2020 from $568,000 for the three months ended September 30, 2019 due to a decrease in the average balance of borrowings of $63.3 million, or 69.3%, to $28.0 million for the three months ended September 30, 2020 from $91.4 million for the three months ended September 30, 2019. Interest expense also decreased due to the yield on borrowings decreasing 95 basis points to 1.54% for the three months ended September 30, 2020 from 2.49% for the three months ended September 30, 2019 due to a decrease in market interest rates.

Interest expense on deposits decreased $616,000, or 36.4%, to $1.1 million for the three months ended September 30, 2020 from $1.7 million for the three months ended September 30, 2019. This was due primarily to the yield on interest-bearing deposits decreasing 57 basis points to 0.56% for the three months ended September 30, 2020 from 1.13% for the three months ended September 30, 2019. The decrease in yield was partially offset by an increase in the average balance of interest-bearing deposits of $168.9 million, or 28.2%, to $768.1 million for the three months ended September 30, 2020 from $599.2 million for the three months ended September 30, 2019. The increase resulted primarily from an increase in the average balance of certificates of deposit, which increased $37.0 million, or 27.9%, NOW accounts, which increased 39.1 million, or 40.2%, and money market accounts, which increased $74.0 million, or 31.9%.

Net Interest and Dividend Income. Net interest and dividend income increased by $2.9 million, or 26.6%, to $14.0 million for the three months ended September 30, 2020 from $11.1 million for the three months ended September 30, 2019. The growth in net interest and dividend income this quarter over the prior year’s third quarter was primarily the result of an increase in our average interest earning assets of $341.9 million, or 34.3%, offset by an increase in average interest-bearing liabilities of $105.6 million, or 15.3% and a decrease in net interest margin of 26 basis points to 4.18%.

Provision for Loan Losses. The provision for loan losses was $760,000 for the three months ended September 30, 2020 compared to $833,000 for the three months ended September 30, 2019, which was a decrease of $73,000, or 8.8%. The changes in the provision were based on management’s assessment of economic conditions, including the impact of the COVID-19 pandemic, loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. Due to the continued uncertainty caused by COVID-19, including concerns of a second wave of the pandemic and potential challenges caused by the colder winter months, an increased provision of $925,000 was recognized. The increased provision was offset by reductions caused by decreasing loan balances during the third quarter of 2020 as well in decreases in loan specific reserves resulting primarily from paydowns. In addition, there was a decrease in net charge-offs which totaled $130,000 during the third quarter of 2020 compared $186,000 during the third quarter of 2019, which also served to reduce the increased provision for the third quarter of 2020.

The provision recorded resulted in an allowance for loan losses of $17.8 million, or 1.31% of total loans, at September 30, 2020, compared to $13.8 million, or 1.42% of total loans, at December 31, 2019, and $12.4 million, or 1.32% of total loans, at September 30, 2019. Included in total loans at September 30, 2020 was $78.0 million in PPP loans originated as part of the CARES Act that we believe have no credit risk due to a government guarantee; therefore, we have not provided an allowance for losses for these loans. Excluding PPP loans, the allowance to total loans as of September 30, 2020 was 1.39%. As of September 30, 2020 the mortgage warehouse loans had $275.8 million in outstanding loans. These loans are assessed at a lower credit risk and do not carry the same allocation as a traditional commercial loan. As of September 30, 2020, $689,000 in reserves were allocated to the mortgage warehouse loans. Non-accrual loans as of September 30, 2020 consisted primarily of two commercial relationships and one commercial real estate relationship. Impairment was evaluated and specific reserves of $1.5 million were allocated to impaired loans as of September 30, 2020.

Noninterest Income. Noninterest income decreased $129,000, or 12.4%, to $911,000 for the three months ended September 30, 2020 compared to $1.0 million for the three months ended September 30, 2019. The decrease was primarily due to a decrease in other service charges and fees of $198,000, or 44.0%, and a decrease in customer service fees on deposit accounts of $22,000, or 5.4%, partially offset by an increase in bank owned life insurance of $59,000, or 33.7%, and an increase in other income of $32,000, or 290.9%. The decreases in other service charges and fees and customer service fees on deposit accounts were primarily due to decreased consumer spending, which resulted in decreased overdraft fees and service charges. Bank owned life insurance income increased due to the purchase of additional insurance. Other income increased primarily due to fee income for SBA PPP loan referrals.

Noninterest Expense. Noninterest expense increased $3.2 million, or 49.9%, to $9.7 million for the three months ended September 30, 2020 compared to $6.5 million for the three months ended September 30, 2019. The increase was primarily due to an increase in salaries and employee benefits expense, professional fees, and write-downs of assets receivable. The increase of $1.5 million, or 32.4%, for the three months ended September 30, 2020 in salary and employee benefits was primarily due to a higher number of sales and operations positions compared to the same period in 2019 and the addition of staff from the mortgage warehouse lending purchase. A write-down of an SBA receivable balance was completed after the Company evaluated the collectability and determined that $1.3 million is likely uncollectible, although collection efforts are still being made. Professional fees increased $344,000, or 286.7%, primarily due to decreased legal expenses in 2019 relating to an insurance settlement that was received in the third quarter.

Income Tax Provision. We recorded a provision for income taxes of $1.3 million for the three months ended September 30, 2020, reflecting an effective tax rate of 28.2%, compared to a provision of $1.3 million for the three months ended September 30, 2019, reflecting an effective tax rate of 27.0%.

Average Balance Sheet and Related Yields and Rates

The following table sets forth the average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the amount of tax free interest-earning assets is immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended September 30,
	2020			2019
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate (4)	Balance	Paid	Rate (4)
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$1,269,970	$14,972	4.72%	$930,115	$12,841	5.52%
Short-term investments	30,720	6	0.08%	14,459	69	1.91%
Investment securities	36,251	186	2.05%	47,302	346	2.93%
Federal Home Loan Bank stock	962	14	5.82%	4,101	60	5.85%
Total interest-earning assets	1,337,903	15,178	4.54%	995,977	13,316	5.35%
Non-interest earning assets	68,244			64,622
Total assets	$1,406,147			$1,060,599
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$155,865	$74	0.19%	$137,121	$138	0.40%
Money market accounts	306,196	460	0.60%	232,149	717	1.24%
NOW accounts	136,466	100	0.29%	97,323	76	0.31%
Certificates of deposit	169,583	441	1.04%	132,593	760	2.29%
Total interest-bearing deposits	768,110	1,075	0.56%	599,186	1,691	1.13%
Borrowings	28,024	108	1.54%	91,356	568	2.49%
Total interest-bearing liabilities	796,134	1,183	0.59%	690,542	2,259	1.31%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	354,820			221,409
Other noninterest-bearing liabilities	16,483			14,553
Total liabilities	1,167,437			926,504
Total equity	238,710			134,095
Total liabilities and
equity	$1,406,147			$1,060,599
Net interest income		$13,995			$11,057
Interest rate spread (1)			3.95%			4.04%
Net interest-earning assets (2)	$541,769			$305,435
Net interest margin (3)			4.18%			4.44%
Average interest-earning assets to
interest-bearing liabilities	168.05%			144.23%

(1) Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average of interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets
(4) Annualized.

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

	For the Three Months Ended September 30, 2020
	Compared to the Three Months Ended September 30, 2019
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(In thousands)
Interest-earning assets:
Loans	$(2,072)	$4,203	$2,131
Short-term investments	(100)	37	(63)
Investment securities	(90)	(70)	(160)
Federal Home Loan Bank stock	—	(46)	(46)
Total interest-earning assets	(2,262)	4,124	1,862
Interest-bearing liabilities:
Savings accounts	(81)	17	(64)
Money market accounts	(440)	184	(256)
NOW accounts	(5)	29	24
Certificates of deposit	(492)	172	(320)
Total interest-bearing deposits	(1,018)	402	(616)
Borrowings	(163)	(297)	(460)
Total interest-bearing liabilities	(1,181)	105	(1,076)
Change in net interest income	$(1,081)	$4,019	$2,938

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

General. Net income decreased $575,000, or 7.0%, to $7.7 million for the nine months ended September 30, 2020 from $8.3 million for the nine months ended September 30, 2019. The decrease was primarily related to an increase of $6.3 million in noninterest expense, an increase in provision for loan losses of $1.1 million, and a decrease in noninterest income of $517,000, partially offset by an increase in net interest and dividend income of $7.3 million.

Interest and Dividend Income. Interest and dividend income increased $5.7 million, or 15.0%, to $43.9 million for the nine months ended September 30, 2020 from $38.2 million for the nine months ended September 30, 2019. This increase was primarily attributable to an increase in interest and fees on loans, which increased $6.3 million, or 17.2%, to $43.1 million for the nine months ended September 30, 2020 from $36.8 million for the nine months ended September 30, 2019, partially offset by a decrease in interest and dividends on securities of $513,000, or 41.7%, to $717,000 for the nine months ended September 30, 2020 from $1.2 for the nine months ended September 30, 2019.

The increase in interest income on loans was due to an increase in the average balance of loans of $290.3 million, or 32.5%, to $1.18 billion for the nine months ended September 30, 2020, from $892.2 million for the nine months ended September 30, 2019. The increase was partially offset by a decrease in loan yields of 64 basis points to 4.86% for the nine months ended September 30, 2020 due to a decrease in market interest rates and the origination of PPP loans, which have a 1.0% interest rate.

The decrease in interest and dividends on securities was due to a decrease in the average balance of investment securities of $12.6 million, or 23.7%, to $40.4 million for the nine months ended September 30, 2020 from $53.0 million for the nine months ended September 30, 2019. In addition, interest and dividend income decreased due to the yield on securities decreasing 30 basis points due to a decrease in market interest rates.

Interest Expense. Interest expense decreased $1.5 million, or 24.2%, to $4.8 million for the nine months ended September 30, 2020 from $6.4 million for the nine months ended September 30, 2019. The decrease was caused by a decreases in interest expense on borrowings and deposits. Interest expense on borrowings decreased $1.0 million, or 61.5%, to $655,000 for the nine months ended September 30, 2020 from $1.7 million for the nine months ended September 30, 2019. Interest expense on borrowings decreased due to a decrease in the average balance of borrowings of $34.2 million, or 39.1%, to $53.4 million for the three months ended September 30, 2020 from $87.6 million for the three months ended September 30, 2019. Interest expense on borrowings also decreased due to the yield on borrowings decreasing 95 basis points to 1.64% for the nine months ended September 30, 2020 from 2.59% for the nine months ended September 30, 2019 due to a decrease in market interest rates.

Interest expense on deposits decreased $495,000, or 10.6%, to $4.2 million for the nine months ended September 30, 2020 from $4.7 million for the nine months ended September 30, 2019. This was due primarily to a decrease in the yield on interest-bearing deposits of 29 basis points to 0.79% for the nine months ended September 30, 2020 from 1.08% for the nine months ended September 30, 2019. This decrease was partially offset by an increase in the average balance of interest-bearing deposits of $122.7 million, or 21.2%, to $700.5 million for the nine months ended September 30, 2020 from $577.8 million for the nine months ended September 30, 2019. The increase resulted primarily from an increase in the average balance of certificates of deposit, which increased $34.7 million, or 29.0%, and money market accounts, which increased $52.2 million, or 22.8%.

Net Interest and Dividend Income. Net interest and dividend income increased by $7.3 million, or 22.9%, to $39.1 million for the nine months ended September 30, 2020 from $31.8 million for the nine months ended September 30, 2019. The growth in net interest and dividend income was primarily the result of an increase in our average interest-earning assets of $291.4 million, or 30.5%, offset by an increase in average interest-bearing liabilities of $88.5 million, or 13.3% and a decrease in net interest margin of 26 basis points to 4.18%.

Provision for Loan Losses. The provision for loan losses was $4.7 million for the nine months ended September 30, 2020 compared to $3.7 million for the nine months ended September 30, 2019, which is an increase of $1.0 million, or 29.7%. The changes in the provision were based on management’s assessment of economic conditions, including the impact of the COVID-19 pandemic, loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. Due to the continued uncertainty caused by COVID-19, including concerns of a second wave of the pandemic and potential challenges caused by the colder winter months, an increased provision of $2.1 million was recognized. The increased provision was offset by reductions caused by a decrease in net charge offs, which were $787,000 during the nine months ended September 30, 2020 compared to $2.9 million for the nine months ended September 30, 2019.

The provision recorded resulted in an allowance for loan losses of $17.8 million, or 1.31% of total loans, at September 30, 2020, compared to $13.8 million, or 1.42% of total loans, at December 31, 2019, and $12.4 million, or 1.32% of total loans, at September 30, 2019. Included in total loans at September 30, 2020 was $78.0 million in PPP loans originated as part of the CARES Act that we believe have no credit risk due to a government guarantee. Therefore, we have not provided for losses for these loans. Excluding PPP loans, the allowance to total loans as of September 30, 2020 was 1.39%. As of September 30, 2020 there was $275.8 million in outstanding mortgage warehouse loans. These loans are assessed at a lower credit risk and do not carry the same allocation as a traditional commercial loan. As of September 30, 2020, $689,000 in reserves were allocated to the mortgage warehouse loans. Non-accrual loans as of September 30, 2020 consisted primarily of two commercial relationships and one commercial real estate relationship. Impairment was evaluated and specific reserves of $1.5 million were allocated to impaired loans as of September 30, 2020.

Noninterest Income. Noninterest income decreased $517,000, or 16.5%, to $2.6 million for the nine months ended September 30, 2020 compared to $3.1 million for the nine months ended September 30, 2019. The decrease was primarily due to a decrease in the gains on sales of securities of $113,000, or 100.0%. We repositioned our securities portfolio in 2019 by selling some municipal and mortgage-backed securities that were close to maturity and reinvested into longer-term mortgage-backed securities. Other service charges and fees decreased $395,000, or 28.9%, and customer service fees on deposit accounts decreased $91,000, or 8.4%. The decreases in other service charges and fees and customer service fees on deposit accounts were primarily due to decreased consumer spending, which resulted in decreased overdraft fees and service charges as well as waived fees for customers impacted by COVID-19 during the second quarter of 2020.

Noninterest Expense. Noninterest expense increased $6.3 million, or 31.2%, to $26.4 million for the nine months ended September 30, 2020 compared to $20.1 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in salaries and employee benefits expense, other expense and professional fees and write-downs on receivables, partially offset by a decrease in occupancy expense. The increase of $4.1 million, or 31.3%, for the nine months ended September 30, 2020 in salary and employee benefits was primarily due to a higher number of sales and operations positions compared to the same period in 2019, the addition of staff from the purchase of the mortgage warehouse assets and ESOP expense, which increased due to the acquisition of additional shares from our second-step conversion and related stock offering in October 2019. In addition to the $1.3 million write-down of an SBA receivable, a write-down of a notes receivable balance of $500,000 was completed in the first quarter after the Company evaluated the collectability and determined that it was uncollectible. Other expense increased $211,000, or 9.3%, due to increased loan workout expenses and professional fees increased $179,000, or 17.2%, primarily due to decreased legal expenses in 2019 relating to an insurance settlement that was received in the third quarter as well as increased audit and compliance costs. Occupancy expense decreased $313,000, or 20.0%, primarily due to the acceleration of our leasehold improvements amortization related to the closure of our Hampton, New Hampshire branch in 2019.

Income Tax Provision. We recorded a provision for income taxes of $3.0 million for each of the nine months ended September 30, 2020 and 2019, reflecting an effective tax rate of 27.8% and 26.4% for the nine months ended September 30, 2020 and 2019, respectively.

Average Balance Sheet and Related Yields and Rates

The following table sets forth the average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the amount of tax-free interest-earning assets is immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Nine Months Ended September 30,
	2020			2019
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate (4)	Balance	Paid	Rate (4)
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$1,182,459	$43,123	4.86%	$892,189	$36,810	5.50%
Short-term investments	22,965	81	0.47%	9,262	136	1.96%
Investment securities	38,586	643	2.22%	49,078	1,084	2.94%
Federal Home Loan Bank stock	1,813	74	5.44%	3,875	146	5.02%
Total interest-earning assets	1,245,823	43,921	4.70%	954,404	38,176	5.33%
Non-interest earning assets	61,590			62,913
Total assets	$1,307,413			$1,017,317
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$135,649	$256	0.25%	$121,471	$324	0.36%
Money market accounts	281,270	1,681	0.80%	229,079	2,083	1.21%
NOW accounts	128,952	368	0.38%	107,353	305	0.38%
Certificates of deposit	154,621	1,859	1.60%	119,889	1,947	2.17%
Total interest-bearing deposits	700,492	4,164	0.79%	577,792	4,659	1.08%
Borrowings	53,351	655	1.64%	87,556	1,701	2.59%
Total interest-bearing liabilities	753,843	4,819	0.85%	665,348	6,360	1.27%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	302,045			205,004
Other noninterest-bearing liabilities	15,959			15,050
Total liabilities	1,071,847			885,402
Total equity	235,566			131,915
Total liabilities and
equity	$1,307,413			$1,017,317
Net interest income		$39,102			$31,816
Interest rate spread (1)			3.85%			4.06%
Net interest-earning assets (2)	$491,980			$289,056
Net interest margin (3)			4.18%			4.44%
Average interest-earning assets to
interest-bearing liabilities	165.26%			143.44%

(1) Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets
(4) Annualized.

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

	For the Nine Months Ended September 30, 2020
	Compared to the Nine Months Ended September 30, 2019
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(In thousands)
Interest-earning assets:
Loans	$(4,639)	$10,952	$6,313
Short-term investments	(155)	100	(55)
Investment securities	(236)	(205)	(441)
Federal Home Loan Bank stock	11	(83)	(72)
Total interest-earning assets	(5,019)	10,764	5,745
Interest-bearing liabilities:
Savings accounts	(103)	35	(68)
Money market accounts	(812)	410	(402)
NOW accounts	1	62	63
Certificates of deposit	(575)	487	(88)
Total interest-bearing deposits	(1,489)	994	(495)
Borrowings	(507)	(539)	(1,046)
Total interest-bearing liabilities	(1,996)	455	(1,541)
Change in net interest income	$(3,023)	$10,309	$7,286

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning September 30, 2020.

	At
	September 30,
	2020
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
200	$56,782	1.40%
0	56,001	—
-100	56,200	0.40%

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

The following table presents the estimated changes in EVE of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of September 30, 2020.

	At
	September 30,
	2020
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
400	$181,372	28.70%
300	173,583	23.10%
200	164,452	16.70%
100	154,638	9.70%
0	140,964	—
-100	107,422	(23.80)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2020, cash and cash equivalents totaled $47.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $34.4 million at September 30, 2020.

At September 30, 2020, we had the ability to borrow $166.6 million from the Federal Home Loan Bank of Boston. On that date, we had $13.5 million in advances outstanding. At September 30, 2020, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $223.1 million, of which $60.0 million was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At September 30, 2020 and December 31, 2019, we had $15.4 million and $29.4 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at September 30, 2020 and December 31, 2019, we had $203.7 million and $201.9 million in unadvanced funds to borrowers, respectively. We also had $1.2 million and $1.5 million in outstanding letters of credit at September 30, 2020 and December 31, 2019, respectively.

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

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended September 30, 2020, we originated PPP loans of $78.0 million, had mortgage warehouse loan growth of $209.1 million, originated $258.1 million of additional loans, that were intended to be held in our portfolio, and purchased United Bank’s legacy ResX Warehouse Lending portfolio from People’s United Bank, N.A totaling $66.7 million. We did not purchase or sell any securities. During the nine months ended September 30, 2019, we originated $212.7 million of loans, all of which were intended to be held in our portfolio, and did not purchase any loans. We purchased $13.7 million and sold $13.6 million in securities.

Financing activities consist primarily of activity in deposit accounts, and Federal Home Loan Bank and Federal Reserve Bank borrowings. We experienced a net increase in total deposits of $318.3 million and $129.2 million for the nine months ended September 30, 2020 and 2019, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Borrowings increased $48.5 million during the nine months ended September 30, 2020 and decreased $38.0 million during the nine months ended September 30, 2019.

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the FDIC. At September 30, 2020, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

In October 2019, the Company successfully completed its second-step mutual-to-stock conversion that raised approximately $92 million in net proceeds. The Company down-streamed 50% of the net proceeds raised to the Bank. Based on the additional capital, the Company feels that it has sufficient capital to withstand an extended economic recession brought by the COVID-19. However, regulatory capital could be adversely impacted by further credit losses. With only 50% being down-streamed to the Bank, the Company has adequate cash to cover dividend payments in the near term.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)On October 19, 2020, the Company announced that its Board of Directors had adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 1,000,000 shares of its common stock, or approximately 5.2% of the current outstanding shares. The repurchase program has no expiration date.

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in exhibit 101).

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

PROVIDENT BANCORP, INC.

Date: November 5, 2020	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: November 5, 2020	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer