Form 10-K
period 2020-12-31
Provident Bancorp, Inc. /MD/
filed 2021-03-26
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to______________

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of June 30, 2020, as reported by the Nasdaq Capital Market, was approximately $134.4 million.

The number of shares outstanding of the registrant’s common stock as of March 18, 2021 was 19,014,660.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s proxy statement for the 2021 Annual Meeting of Stockholders (Part III).

i

PART I

ITEM 1.BUSINESS

Forward-Looking Statements

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•statements of our goals, intentions and expectations;

•statements regarding our business plans, prospects, growth and operating strategies;

•statements regarding the quality of our loan and investment portfolios; and

•estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•general economic conditions, either nationally or in our market areas, that are worse than expected, including as a result of the ongoing COVID-19 pandemic;

•changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•our ability to access cost-effective funding;

•fluctuations in real estate values and both residential and commercial real estate market conditions;

•demand for loans and deposits in our market area;

•changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems, or those of third parties upon which we rely, to obtain unauthorized access to confidential information and destroy data or disable our systems;

•technological changes that may be more difficult or expensive than expected;

•the ability of third-party providers to perform their obligations to us;

•the ability of the U.S. Government to manage federal debt limits;

•our ability to continue to implement or change our business strategies;

•competition among depository and other financial institutions;

•inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•adverse changes in the securities markets;

•changes in and impacts of laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, tax policy and rates, and capital requirements;

•our ability to manage market risk, credit risk and operational risk;

•our ability to enter new markets successfully and capitalize on growth opportunities;

•our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•changes in consumer spending, borrowing and savings habits;

•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

• our ability to retain key employees;

•effects of natural disasters, terrorism and global pandemics;

•the effects of any U.S. government shutdown;

•our compensation expense associated with equity allocated or awarded to our employees; and

•changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Provident Bancorp, Inc.

Provident Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in June 2019 to be the successor corporation to Provident Bancorp, Inc. (“Old Provident”), a Massachusetts corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Provident Bancorp (the “MHC”), the top tier mutual holding company of Old Provident. Old Provident was the former mid-tier holding company for The Provident Bank (“BankProv” or the “Bank”). Prior to completion of the Conversion, approximately 52% of the shares of common stock of Old Provident were owned by the MHC. In conjunction with the Conversion, the MHC was merged into the Company (and ceased to exist) and the Company became its successor under the name Provident Bancorp, Inc. At December 31, 2020, Provident Bancorp, Inc. had total assets of $1.51 billion, deposits of $1.24 billion and shareholders’ equity of $235.9 million on a consolidated basis.

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

BankProv

BankProv, legally operating as The Provident Bank, is a future-ready commercial bank for corporate clients specializing in offering adaptive and technology-first banking solutions to niche markets including renewable energy, fin-tech and search fund lending.

BankProv is a Massachusetts-chartered stock savings bank that operates from its main office and two branch offices in the Northeastern Massachusetts area, three branch offices in Southeastern New Hampshire and one branch located in Bedford, New Hampshire. We also have loan production offices in Boston, Massachusetts and Ponte Vedra, Florida. Our primary lending area encompasses Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham

Counties, New Hampshire. However, we offer our enterprise value and mortgage warehouse loans nationwide. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, Rockingham County, New Hampshire, and Hillsborough County, New Hampshire, although we also receive deposits from our business customers who are located nationwide. We attract deposits from the general public and use those funds to originate primarily commercial real estate and commercial business loans, and to invest in securities. In recent years, we have been successful in growing both deposits and loans. From December 31, 2016 to December 31, 2020, deposits have increased $609.5 million, or 97.0%, and net loans have increased $690.4 million, or 110.6%.

BankProv is subject to regulation and examination by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation.

Our website address is www.bankprov.com. Information on this website is not and should not be considered a part of this annual report.

Available Information

The Company is a public company and files interim, quarterly and annual reports with the Securities and Exchange Commission. These reports are on file and a matter of public record with the Securities and Exchange Commission. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). The Company’s reports can also be obtained for free on our website, www.bankprov.com.

Market Area

Our primary lending area encompasses a broad market that includes Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire, which are part of, and bedroom communities to, the technology corridor between Boston, Massachusetts and Concord, New Hampshire.  Our enterprise value loan product is offered nationally, and as of December 31, 2020 we had relationships spanning 26 states. In 2020, the Bank purchased a warehouse lending business which is located in Ponte Vedra, Florida and targets national credit worthy, small to mid-cap non-bank mortgage origination companies for facility lines. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, and Rockingham County and Hillsborough County, New Hampshire, although we also receive deposits from our business customers who are located nationwide.

The greater Boston metropolitan area is the 11th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale and retail trade, to finance, technology and medical care. However, as of December 31, 2020, the largest employment sectors in Massachusetts were education, healthcare and social services (accounting for 28.1% of jobs) and services (accounting for 26.9% of jobs). Based on data from the U.S. Department of Labor, the unemployment rate for Massachusetts was 7.1% in December 2020 compared to 2.4% in December 2019, and 6.5% for the United States as a whole for December 2020. The population in Massachusetts grew 4.9% from 2013 to 2020, while the national population and the population in Essex County, Massachusetts grew 4.9% and 5.7%, respectively, over the same time period. Median household income in Massachusetts was $85,145 for 2020, compared to $66,010 and $80,867 for the nation and Essex County, respectively.

New Hampshire also provides a highly diversified economic base, with major employment sectors ranging from services (24%), manufacturing (15.2%) and finance/insurance/real estate (12%), but the largest employment sector is education, healthcare and social services (24.7%). Based on data from the U.S. Department of Labor, the unemployment rate for New Hampshire was 3.8% in December 2020 compared to 2.3% in December 2019. The population in New Hampshire grew 3.4% from 2013 to 2020, while the population in Hillsborough and Rockingham Counties, New Hampshire grew 3.6% and 4.9%, respectively, over the same time period. Median household income in New Hampshire was $81,669 for 2020, compared to $88,792 and $99,103 for Hillsborough and Rockingham Counties, respectively.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area. Several large holding companies operate banks in our market area. Many of these institutions, such as TD Bank, Bank of America and Citizens Bank, are significantly larger than us and, therefore, have greater resources. Additionally, some of our competitors offer products and services that we do not offer, such as insurance services, trust services, and wealth management. We also face competition for investors’ funds from other financial service companies such as brokerage firms, fintech companies, money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation as of June 30, 2020 (the latest date for which information is available), BankProv had 2.29% of the deposit market share within Essex County, Massachusetts, giving us the 12th largest market share out of 35 financial institutions with offices in that county as of that date and had 3.26% of the deposit market share within Rockingham County, New Hampshire, giving us the 9th largest market share out of 26 financial institutions with offices in that county as of that date. This data excludes deposits held by credit unions.

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

Lending Activities

Commercial Business Loans. We make commercial business loans primarily in our market area to a variety of small- and medium- sized businesses, including professional and nonprofit organizations, and, to a lesser extent, sole proprietorships. We also originate our enterprise value loans nationwide, and we originate our renewable energy loans primarily in New England and New York. Our commercial business loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2020, commercial business loans were $566.0 million, or 42.3% of our total loan portfolio, and we intend to increase the amount of commercial business loans that we originate. As part of our relationship driven focus, we encourage our commercial business borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.

As of December 31, 2020, enterprise value loans, which we also refer to as search fund lending, merger and acquisition, re-capitalization, and shareholder/partner buyout loans, totaled $286.1 million, with relationships spanning 26 states. We originate these loans to small- and medium-size businesses in a senior secured position; relying largely on the enterprise value of the business and ongoing cash flow to support operational and debt service requirements. These are fully amortizing term loans (up to seven years) with material levels of equity and/or combination of seller financing behind our senior secured lending. In underwriting these loans, we generally require minimum fixed charge coverage ratios of 1.20x to 1.50x. The maximum senior loan-to-enterprise value is generally 65% or lower, although we generally limit these loans to a loan-to-value limitation of 50%, as verified by a third-party business valuation. Further, we generally limit senior debt to less than or equal to three times EBITDA (earnings before interest, tax, depreciation and amortization), as verified by a third-party quality of earnings report typically completed by a certified public accounting firm. At December 31, 2020, the largest loan was $15.8 million and is secured by all business assets. At December 31, 2020, the loan was performing in accordance with its original repayment terms.

Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates and rates on Small Business Administration (“SBA”) loans (with the exception of SBA Payment Protection Program (“PPP”) loans, discussed below) are based on the prime rate as published in The Wall Street Journal, plus a margin. Initial rates on non-SBA fixed-rate business loans are generally based on a corresponding Federal Home Loan Bank rate, plus a margin. Commercial business loans typically have shorter maturity terms and higher interest rates than commercial real estate loans, but may involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on originating such loans to experienced, growing small- to medium-sized, privately-held companies with local or regional businesses and non-profit entities that operate in our market area.

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

The following table provides information with respect to our enterprise value loans by type at December 31, 2020.

Type of Industry	Balance
(In thousands)
Advertising	$26,741
Consulting services	41,480
Industrial/manufacturing/warehouse	59,868
Information technology and software	31,870
Landscaping	12,647
Non-essential retail	52,979
Real estate services	5,502
Other	55,017
Total	$286,104

The non-essential retail loans include the following sectors:

Type of Industry	Balance
(In thousands)
Professional services	$24,231
Repairs and maintenance	17,641
Sporting goods and hobbies	4,106
Wholesale	7,001
Total	$52,979

In 2015, we started originating loans to developers of commercial-scale renewable energy facilities, primarily in New England and New York, and at December 31, 2020, we had a total of $37.2 million in renewable energy loans. Our renewable energy loans primarily include loans secured by solar arrays. The average term and amortization for these loans can extend to 15 years or more, given the asset life, and are generally underwritten to a maximum term of two years less than the associated power purchase agreement (“PPA”) supporting the repayment of each loan. The term of the loan is also shorter than the life expectancy of the related equipment. Generally, the underwriting criteria includes: a report supporting the power generation capacity and ultimately the ability to generate sufficient cash flows, assignment of the associated PPA, analysis on the quality of the power off-taker, an overall business valuation, and appropriate loan covenants, which may include maximum loan-to-value and minimum debt service coverage requirements. At December 31, 2020, $33.8 million, or 91.0%, of our renewable energy loans was secured by solar arrays. The largest loan was $12.3 million and is secured by all business assets of the company, including the solar array and an assignment of the PPA. At December 31, 2020, the loan was performing in accordance with its original repayment terms.

A portion of our commercial business loans are guaranteed by the SBA through the SBA 7(a) loan program. The SBA 7(a) loan program supports, through a U.S. Government guarantee, some portion of the traditional commercial loan underwriting that might not be fully covered absent the guarantee. A typical example would be a business acquiring another business, where the value purchased is an enterprise value (as opposed to tangible assets), which results in a collateral shortfall under traditional loan underwriting requirements. In addition, SBA 7(a) loans, through term loans, can provide a good source of permanent working capital for growing companies. BankProv is a Preferred Lender under the SBA’s PLP Program, which allows expedited underwriting and approval of SBA 7(a) loans.

During 2020, as a result of the COVID-19 global health crisis, the U.S. government and regulatory agencies took several actions to provide support to the U.S. economy. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 as part of a $2 trillion legislative package. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) program called the PPP. Eligible businesses could apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term; however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of a borrower’s PPP loan, including any accrued interest, is eligible to be forgiven under the PPP if employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. In total, the Company originated $78.0 million of PPP loans during 2020 and as of December 31, 2020, we had $41.8 million outstanding.

Our largest commercial business loan at December 31, 2020 totaled $15.8 million, was originated in 2020 and is an enterprise value loan. Our next largest commercial business loan totaled $15.0 million, was originated in 2020 and is a commercial line. The third largest commercial loan totaled $12.3 million, was originated in 2019 and is a renewable energy loan. As of December 31, 2020, the loans were performing in accordance with the original repayment terms.

Commercial Real Estate Loans. At December 31, 2020, commercial real estate loans were $439.0 million, or 32.8% of our total loan portfolio. This amount includes $38.2 million of multi-family residential real estate loans, which we consider a subset of commercial real estate loans, and which are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities; however, we also originate loans secured by investment real estate in the form of residential rental units. At December 31, 2020, $179.5 million of our commercial real estate portfolio was secured by owner occupied commercial real estate, and $259.5 million was secured by income producing, or non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. The average outstanding loan in our commercial real estate portfolio was $619,000 as of December 31, 2020, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2020, our ten largest commercial real estate loans had an average balance of $8.7 million.

We focus our commercial real estate lending on properties within our primary market areas, but we will originate commercial real estate loans on properties located outside the area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we occasionally will participate in commercial real estate loans with other financial institutions. Such participations are underwritten in accordance with our policies before we will participate in such loans.

We originate a variety of fixed- and adjustable-rate commercial real estate loans with terms and amortization periods generally up to 20 years, although our Loan Policy permits longer terms and amortization periods depending on the risk profile, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are indexed to the corresponding Federal Home Loan Bank borrowing rate plus a margin. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over terms of 20 years. We generally include pre-payment penalties on commercial real estate loans we originate. Commercial real estate loan amounts do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. In addition, debt service ratios, by policy, are required to have a minimum net operating income to debt service coverage ratio ranging from of 1.10x to 1.25x based on loan type and the defined and approved term/amortization. For commercial real estate loans in excess of $500,000, we require independent appraisals from an approved appraisers list. For such loans below $500,000, we require real estate evaluations but do not require an independent appraisal. We require commercial real estate loan borrowers with loan relationships in excess of $1.0 million to submit annual financial statements and/or rent rolls on the subject property, although we may request such information for smaller loans on a case-by-case basis. Loans below the $1.0 million threshold are reviewed annually using business and consumer credit reports, payment history, and confirmation of real estate tax payments. Commercial real estate properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower. The loan and its borrowers and/or guarantors are subject to an annual risk certification verifying that the loan is properly risk rated based upon covenant compliance (as applicable) and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information with respect to our commercial real estate loans by type at December 31, 2020. The table excludes multi-family residential real estate loans, discussed below.

Type of Loan	Number	Balance
		(In thousands)
Residential one-to-four family	149	$30,860
Mixed use	68	51,913
Office	76	48,510
Retail	62	32,400
Industrial/manufacturing/warehouse	110	59,235
Hotel/motel/inn	18	27,612
Mobile home/park	7	30,908
Self-storage facility	18	28,545
Other commercial real estate	202	128,966
Total	710	$438,949

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

Our largest single commercial real estate loan at December 31, 2020 totaled $16.0 million, was originated in 2019 and is secured by non-owner occupied commercial use property. Our next largest commercial real estate loan at December 31, 2020 was for $13.4 million, was originated in 2019 and is secured by non-owner occupied commercial use property. The third largest commercial real estate loan was for $12.1 million, was originated in 2013 and is a commercial line of credit secured by non-owner occupied commercial use property. All of the collateral securing these loans is located in our primary lending area. At December 31, 2020, all of these loans were performing in accordance with their original repayment terms.

Multi-Family Residential Real Estate Loans. At December 31, 2020, multi-family real estate loans were $38.2 million, or 2.9% of our total loan portfolio. We do not focus on the origination of multi-family real estate lending, but we will originate these loans to well-qualified borrowers when opportunities exist that meet our underwriting standards. We currently originate new individual multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market area. Our multi-family real estate loans are generally secured by properties consisting of five to 15 rental units. The average outstanding loan size in our multi-family real estate portfolio was $530,000 as of December 31, 2020. We generally do not make multi-family real estate loans outside our primary market areas. In addition to originating these loans, we also participate in multi-family residential real estate loans with other financial institutions. Such participations are underwritten in accordance with our policies before we will participate in such loans.

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

Our largest multi-family real estate loan at December 31, 2020 totaled $5.0 million, was originated in 2016 and is secured by a multi-family property. At December 31, 2020, this loan was performing in accordance with its original repayment terms.

Construction and Land Development Loans. At December 31, 2020, construction and land development loans were $28.9 million, or 2.2% of our total loan portfolio, consisting of $9.9 million of one- to four-family residential and condominium construction loans and $19.0 million of commercial and multi-family real estate construction loans. At December 31, 2020, $14.4 million of our commercial and multi-family real estate construction loans are expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.

We primarily make construction loans for commercial development projects, including hotels, condominiums and single family residences, small industrial buildings, retail and office buildings and apartment buildings. Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan-to-value ratio of 80% of the appraised market value upon completion of the project. As appropriate to the underwriting, a discounted cash flow analysis is utilized. Before making a commitment to fund a construction loan in excess of $500,000, we require an appraisal of the property by an independent licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

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

Our largest construction and land development loan at December 31, 2020 totaled $9.0 million, was originated in 2018 and is secured by commercial use property. During 2020, this loan was modified under the CARES Act and was performing in accordance with its modified repayment terms at December 31, 2020.

Mortgage Warehouse Loans. In 2020, the Bank completed an asset purchase of a mortgage warehouse line of business. Our mortgage warehouse lending business has a national platform with relationship managers across the United Sates that offers facility lines to independent non-bank mortgage origination companies, which allow them to fund the closing of residential mortgage loans. Each facility advance is fully collateralized by a security interest in one- to four-family residential mortgage loans and are further enhanced by deposit balances. The primary source of repayment of the facility lines is the sale of the underlying mortgage loans to outside investors, which typically occurs within 15 days. These investors can include Federal National Mortgage Association/Federal Home Loan Mortgage Corporation and Government National Mortgage Association, as well as other large financial institutions who aggregate pools of loans.

To approve facility lines to non-bank mortgage origination borrowers we conduct a thorough due diligence of the company and its ownership to assess the financial performance including assets and liquidity and regulatory profile. To underwrite the companies we use a proprietary risk based scoring model that correlates to our internal regulatory loan risk grading system. We continually monitor companies’ performance through both internal and external financial management and quality reviews. At December 31, 2020, mortgage warehouse loans were $265.4 million, or 19.8% of total loans.

One- to Four-Family Residential Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2020, one- to four-family residential real estate loans were $32.8 million, or 2.5% of our total loan portfolio, consisting of $20.7 million of fixed-rate loans and $12.1 million of adjustable-rate loans, respectively. This amount includes $11.8 million of home equity loans and lines of credit, which we consider a subset of one- to four-family residential real estate loans, and which are described below.

We discontinued this type of lending in 2014 to focus on commercial loan originations. Accordingly, we expect our portfolio of one- to four-family residential real estate loans to continue to decrease over time due to normal amortization and repayments. Our one- to four-family residential real estate loans generally do not have prepayment penalties.

Home Equity Loans and Lines of Credit. At December 31, 2020, the outstanding balance owed on home equity loans was $2.2 million, or 0.2% of our total loan portfolio, and the outstanding balance owed on home equity lines of credit amounted to $9.6 million, or 0.7% of our total loan portfolio. We discontinued home equity loan originations in 2014 and home equity lines of credit in 2020 to focus on commercial loan originations. Home equity lines of credit have adjustable rates of interest with ten-year draws and terms of 15 years that are indexed to the prime rate as published by The Wall Street Journal on the last business day of the month. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity line of credit and first mortgage loan.

Consumer Loans. Our consumer loan portfolio consists of loans secured by certificate accounts and overdraft lines of credit. At December 31, 2020, consumer loans were $5.5 million, or 0.4% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

We discontinued lending for loans secured by certificate accounts in 2020 to focus on commercial loan originations. Accordingly, we expect our portfolio of certificate account secured loans to decrease over time due to normal amortization and repayments. We are continuing to offer overdraft lines of credit. Consumer loans generally do not have prepayment penalties.

In 2016, we entered into an agreement to purchase pools of unsecured consumer loans through the BancAlliance Lending Club Program. This program encompasses loans risk graded by Lending Club as A through C with a 680 minimum credit score, out of a possible risk grade of A through G. The Lending Club retains the servicing of these loans. As of December 31, 2020, we had $5.3 million in outstanding consumer loans that were purchased through this program. Our last Lending Club investment purchase was in 2018 and as of May 2019, we have stopped reinvesting any proceeds in new pools. At this time we are not anticipating purchasing any new loans through this network.

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

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. In addition, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. In accordance with our loan policy, an environmental phase one report may be obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. These types of loans are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment.

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

Mortgage Warehouse Loans. Mortgage warehouse loans are primarily facility lines to non-bank mortgage origination companies. The risk of fraud associated with this type of lending includes, but is not limited to, settlement process risks, the risk of financing nonexistent loans or fictitious mortgage loan transactions, or the risk that collateral delivered is fraudulent or non-existent, creating a risk of loss of the full amount financed on the underlying residential mortgage loan, or in the settlement processes. In addition to fraud risk, there is also the risk of the mortgage companies being unable to sell the loans.

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

Consumer Loans. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Historically, we generally originated loans for our portfolio. We occasionally sell participation interests in commercial real estate loans and commercial business loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits. At December 31, 2020, we were servicing $10.5 million of commercial real estate and commercial business loans where we had sold an interest to local financial institutions. We sold loan participations of $1.4 million and $209,000 for the years ended December 31, 2020 and 2019, respectively.

While we generally do not purchase whole loans, we will occasionally purchase loan participations from other financial institutions and have in previous years purchased through a shared national credit program. As of December 31, 2020, we had $11.3 million of outstanding purchased loans. We do not expect to make any purchases through a shared national credit program going forward. During the year ended December 31, 2020 and 2019, we had no loan participation purchases.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by BankProv’s board of directors and management. BankProv’s board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. All loans require the approval of a minimum of two lending officers, one of which must be a Senior Vice President or above (the exception is borrowing relationships of $25,000 and below, which can be approved by one officer with sufficient authority for that loan type, as well as, loans of any amount which are 100% cash secured). For loan relationships below $2.0 million, approval is required by designated individuals with delegated loan authority as identified within our loan policy. Our loan policy dictates that for loan relationships of between $2.0 million and $3.0 million approval is required by two of the following members of Credit Committee: Chief Executive Officer, Chief Financial Officer and/or President/Chief Lending Officer. While our loan policy dictates that loan relationships greater than $3.0 million be presented to and approved by Credit Committee; our practice has been to present loan relationships greater than $2.0 million to Credit Committee for review and formal approval. Loans that involve exceptions to policy, including loans in excess of our internal loans-to-one borrower limitation, must be authorized by BankProv’s Risk Committee of the board of directors. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or board committee prior to commitment. Exceptions are reported to the board of directors quarterly.

When entering a new lending line, we typically seek to manage risks and costs by limiting initial activity. We then decide whether it would be profitable and consistent with our risk tolerance levels to expand the activity, and continually calibrate and adjust our actions to maintain appropriate risk limitations.

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2020, our regulatory limit on loans-to-one borrower was $40.2 million. We generally establish our internal loans-to-one borrower limit as 90% of our regulatory limit. As of December 31, 2020, this amount was $36.1 million, with loans greater than this amount requiring approval by BankProv’s Risk Committee of the board of directors.

At December 31, 2020, our largest lending relationship consisted of 12 commercial business loans with a total exposure of $32.6 million, secured by all business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2020. Our second largest lending relationship consisted of 13 commercial real estate loans, commercial business loans, and construction and land development loans with a total exposure of $21.0 million, secured by non-owner occupied investment real estate. Included in this $21.0 million relationship at December 31, 2020 is $413,000 of PPP loans which are guaranteed by the SBA, $1.2 million in available but unused credit lines and $1.6 million of commercial real estate loans that were performing in accordance with their original repayment terms. The remaining $17.8 million was modified under the CARES Act, with $3.4 million modified for interest-only payments and performing in accordance with its modified repayment terms at December 31, 2020 and $14.4 million under full payment deferral at December 31, 2020. Our third largest lending relationship consisted of four commercial real estate and commercial business loans, with a total exposure of $20.9 million, secured by non-owner occupied investment real estate and commercial business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2020. Our fourth largest lending relationship consisted of seven commercial real estate loans with a total exposure of $20.0 million, secured by non-owner occupied commercial use property. The entire loan relationship was placed on non-accrual status and analyzed and restructured in the first quarter of 2020. The relationship was returned to accrual status in the fourth quarter of 2020 after demonstrating the ability to pay the loan under the restructured terms, and as of December 31, 2020, the relationship was performing in accordance with its restructured repayment terms. Our fifth largest lending relationship consisted of 14 commercial real estate loans and commercial business loans, with a total exposure of $19.2 million, secured by owner occupied commercial use property and business assets. Included in this relationship is a $1.9 million commercial business loan that was modified under the CARES Act and was performing in accordance with its modified repayment terms at December 31, 2020. The remaining balance of the relationship was performing in accordance with its original repayment terms at December 31, 2020.

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal government bonds, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our Federal Home Loan Bank borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2020.

At December 31, 2020, our investment portfolio had a fair value of $32.2 million, and consisted of U.S. Government Agency mortgage-backed securities, and state and municipal bonds.

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

Each reporting period, we evaluate all debt securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporarily impaired (“OTTI”). OTTI is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI resulting in a realized loss that is a charged to earnings through a reduction in our noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2020 or 2019.

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

We have grown our core deposits (which we define as all deposits except for certificates of deposit) through a variety of strategies, including investing in technology and hiring additional employees, as well as proactive interaction with our customers. Our investment in technology has enabled us to better serve commercial customers who demand faster processing times and simplified online interaction. For example, we provide deposit and cash management services for 1031 qualified intermediaries, digital currency customers, payroll providers and community association management companies. Funds we receive from digital currency customers are denominated in U.S. dollars; we do not have any digital assets or liabilities on our balance sheet and we do not take any digital currency exchange rate risk. In addition, we believe that our specialized commercial activities have provided opportunities to generate business deposits from those customers, including from customers outside of our branch network, that may not be available to traditional community banks.

At December 31, 2020, our deposits totaled $1.24 billion. As of that date, our certificates of deposit included $114.1 million of brokered certificates of deposit and $39.9 million of QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits. At December 31, 2020, all of our QwickRate certificates of deposit were in amounts of $100,000 or greater.

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

Borrowings. We primarily utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2020, we had a borrowing capacity of $159.3 million with the Federal Home Loan Bank of Boston, including an available line of credit of $2.0 million at an interest rate that adjusts daily. On that date, we had $13.5 million in advances outstanding from the Federal Home Loan Bank of Boston. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in our portfolio.

From time to time and dependent on rates, we may utilize the FRB Borrower In Custody (“BIC”) program as a source of overnight borrowings. Borrowings from the FRB BIC program are secured by a Uniform Commercial Code (“UCC”) financing statement on qualified collateral, consisting of certain commercial loans and qualified mortgage-backed government securities. We did not have any outstanding FRB borrowings at December 31, 2020 or 2019.

Personnel

As of December 31, 2020, we had 149 full-time and nine part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good working relationship with our employees.

Subsidiaries

The Provident Bank’s subsidiaries include Provident Security Corporation and 5 Market Street Security Corporation, which were established to buy, sell, and hold investments for their own account.

SUPERVISION AND REGULATION

General

The Provident Bank is a Massachusetts-chartered stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. The Provident Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its primary deposit insurer. The Provident Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Provident Bank is a member of the Federal Home Loan Bank of Boston.

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

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the Commonwealth which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. At the present time, The Provident Bank has the authority to invest in equity securities. However, such investment authority is constrained by federal law. See “—Federal Bank Regulation—Investment Activities” for such federal restrictions.

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

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “—Federal Bank Regulation—Privacy Regulations.” They require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

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

Loans to a Bank’s Insiders. Massachusetts law provides that a Massachusetts financial institution shall comply with Regulation O of the Federal Reserve Board, which generally requires that extensions of credit to insiders:

•be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Massachusetts financial institution’s capital.

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

Depositors Insurance Fund. The Provident Bank is a member of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks a risk-based assessment on deposit balances in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Massachusetts has other statutes and regulations that are similar to the federal provisions discussed below.

Federal Bank Regulation

Interagency Statement on Loan Modifications. On March 22, 2020, the federal banking agencies issued an interagency statement to provide additional guidance to financial institutions who are working with borrowers affected by the coronavirus (“COVID-19”). The statement provided that agencies will not criticize institutions for working with borrowers and will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings (“TDRs”). The agencies have confirmed with staff of the Financial Accounting Standards Board that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

The statement further provided that working with borrowers that are current on existing loans, either individually or as part of a program for creditworthy borrowers who are experiencing short-term financial or operational problems as a result of COVID-19, generally would not be considered TDRs. For modification programs designed to provide temporary relief for current borrowers affected by COVID-19, financial institutions may presume that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.

The statement indicated that the agencies’ examiners will exercise judgment in reviewing loan modifications, including TDRs, and will not automatically adversely risk rate credits that are affected by COVID-19, including those considered TDRs.

In addition, the statement noted that efforts to work with borrowers of one- to-four family residential mortgages, where the loans are prudently underwritten, and not past due or carried on non-accrual status, will not result in the loans being considered restructured or modified for the purposes of their risk-based capital rules. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat COVID-19 and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes.

•An option to delay the implementation of the accounting standard for current expected credit losses (CECL) until the earlier of December 31, 2020 or when the President declares that the coronavirus emergency is terminated.

•The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie and Fannie) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance will be granted for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage is prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020.

•The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance will be granted for up to 30 days, which can be extended for up to two additional 30-day periods upon the request of the borrower. During the time of the forbearance, the multi-family borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program. The CARES Act provides approximately $350 billion to fund loans to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans will be 100% federally guaranteed (principal and interest) through December 31, 2020 (which date was subsequently extended). An eligible business can apply for a Paycheck Protection Program (“PPP”) loan up to 2.5 times its average monthly “payroll costs" limited to a loan amount of $10.0 million. The proceeds of the loan can be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

Coronavirus Response and Relief Supplemental Appropriations Act of 2021. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions, including extending the time that insured depository institutions and depository institution holding companies have to comply with the current expected credit losses (CECL) accounting standard and extending the authority granted to banks under the CARES Act to elect to temporarily suspend the requirements under U.S. GAAP applicable to troubled debt restructurings for loan modifications related to the COVID-19 pandemic for any loan that was not more than 30 days past due as of December 31, 2019. The act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds. The PPP, which was originally established under the CARES Act, was also extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2020, The Provident Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Legislation enacted in 2018 required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio on its quarterly call report.

The federal regulators issued a final rule that set the optional community bank leverage ratio at 9%, effective the first quarter of 2020. The rule also established a two-quarter grace period for an institution that ceases to meet any qualifying criteria provided that the bank maintains a leverage ratio 8% or greater.

Section 4012 of the CARES Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule implementing the lower ratio, effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter. As of December 31, 2020, the Bank has not opted into the CBLR framework.

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

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. All state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, are generally limited in their activities as principal and equity investments to activities and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a CBLR leverage ratio of 9.0% or greater, or a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2020, The Provident Bank was a “well capitalized” institution under the Federal Deposit Insurance Corporation regulations.

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

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) for most banks with less than $10 billion of assets currently range from 1 1/2 to 30 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more were supposed to fund the increase. The Federal Deposit Insurance Corporation indicated in November 2018 that the 1.35% ratio was exceeded. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieved 1.38%; the credits were exhausted as of September 20, 2020. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

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

Other Regulations

Interest and other charges collected or contracted for by The Provident Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•Massachusetts Debt Collection Regulations, establishing standards, by defining unfair or deceptive acts or practices, for the collection of debts from persons within the Commonwealth of Massachusetts and the General Laws of Massachusetts, Chapter 167E, which governs The Provident Bank’s lending powers; and

•Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of The Provident Bank also are subject to, among others, the:

•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•General Laws of Massachusetts, Chapter 167D, which governs deposit powers.

Federal Reserve System

The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts (primarily NOW and regular checking account). Effective March 26, 2020, the Federal Reserve Board reduced the reserve requirement to zero. This action eliminated reserve requirements for The Provident Bank. The Federal Reserve Board has indicated that is has no plans to re-impose reserve requirements, but could in the future if conditions warrant.

Federal Home Loan Bank System

The Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Provident Bank was in compliance with this requirement at December 31, 2020. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Provident Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2020, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. In 2020, the Federal Home Loan Bank of Boston paid dividends equal to an annual yield of 5.25%. There can be no assurance that such dividends will continue in the future.

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in 2012, made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Provident Bancorp, Inc. qualified as an emerging growth company under the JOBS Act until December 31, 2020.

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

In addition, federal regulations provide that no company may acquire control of a bank holding company (as “control” is defined in the Bank Holding Company Act and Federal Reserve Board regulations) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board. Effective September 30, 2020, the Federal Reserve Board amended its regulations concerning when a company controls a bank or bank holding company for purposes of the Bank Holding Company Act. Relevant factors include the company’s voting and nonvoting equity investment in the bank or bank holding company, director, officer and employee overlap and the scope of business relationships between the company and bank or bank holding company.

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

Federal Taxation

General. Provident Bancorp reports its income on a calendar year basis using the accrual method of accounting. Provident Bancorp, Inc.’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2016. For its 2020 tax year, The Provident Bank’s maximum federal income tax rate is 21%.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2020, we conducted business through our main office and six branch offices located in Amesbury and Newburyport, Massachusetts and Bedford, Exeter, Portsmouth and Seabrook, New Hampshire, as well as two loan production offices located in Boston, Massachusetts and Ponte Vedra, Florida. We own five of our offices, including our main office, and lease two of our branch offices as well as two loan production offices. All of our loan production offices are leased. At December 31, 2020, the total net book value of our land, buildings, furniture, fixtures, equipment and lease right-of-use assets was $19.0 million.

ITEM 3.LEGAL PROCEEDINGS

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Capital Market under the symbol “PVBC.” The approximate number of holders of record of Provident Bancorp Inc.’s common stock as of March 18, 2021 was 791. Certain shares of Provident Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(e) Stock Repurchases. On October 19, 2020, the Company announced a stock repurchase program under which it would repurchase up to 1,000,000 shares of its common stock, or approximately 5.2% of the then-outstanding shares. The repurchase program was completed in February 2021. The Company’s repurchases of common stock for the fourth quarter of 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	47,169	$8.64	47,169	952,831
November 1, 2020 - November 30, 2020	189,617	$9.66	176,315	776,516
December 1, 2020 - December 31, 2020	501,257	$11.32	501,257	275,259
Total	738,043	$10.72	724,741

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth selected consolidated historical financial and other data of Provident Bancorp, Inc. for the years ended and at the dates indicated. The following is only a summary and you should read it in conjunction with the business and financial information regarding Provident Bancorp, Inc. contained elsewhere in this Annual Report. The information at December 31, 2020 and 2019, and for the years ended December 31, 2020 and 2019, is derived in part from the audited consolidated financial statements that appear in this Annual Report.

	At December 31,
	2020	2019	2018	2017	2016
Financial Condition Data:	(In thousands)
Total assets	$1,505,781	$1,121,788	$974,079	$902,265	$795,543
Cash and cash equivalents	83,819	59,658	28,613	47,689	10,705
Debt securities available-for-sale (at fair value)	32,215	41,790	51,403	61,429	117,867
Federal Home Loan Bank stock, at cost	895	1,416	2,650	1,854	2,787
Loans receivable, net (1)	1,314,810	959,286	835,528	742,138	624,425
Bank-owned life insurance	36,684	26,925	26,226	25,540	19,395
Deposits	1,237,428	849,905	768,096	750,057	627,982
Borrowings	13,500	24,998	68,022	26,841	49,858
Total shareholders' equity (2)	235,856	230,933	125,584	115,777	109,149

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Operating Data:	(In thousands, except per share data)
Interest and dividend income	$60,403	$51,538	$42,340	$35,782	$28,894
Interest expense	5,931	8,148	5,213	3,726	2,785
Net interest and dividend income	54,472	43,390	37,127	32,056	26,109
Provision for loan losses	5,597	5,326	3,329	2,929	703
Net interest and dividend income after provision for loan losses	48,875	38,064	33,798	29,127	25,406
Gains on sales of securities, net	—	113	—	5,912	690
Other noninterest income	3,543	3,998	4,178	4,043	3,745
Write down of other assets and receivables	2,207	—	—	—	—
Noninterest expense	33,601	27,556	25,414	23,749	20,477
Income before income taxes	16,610	14,619	12,562	15,333	9,364
Income tax expense (3)	4,625	3,811	3,237	7,418	3,025
Net income	$11,985	$10,808	$9,325	$7,915	$6,339

Earnings per common share: (4)
Basic	$0.66	$0.60	$0.50	$0.43	0.34
Diluted	$0.66	$0.60	$0.50	$0.43	0.34

___________________

(1)    Excludes loans held-for-sale.

(2)    Includes retained earnings and accumulated other comprehensive income/loss.

(3)    Includes the expense related to the Tax Cuts and Jobs Act in 2017 of $2.0 million

(4)    Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one)

	At or For the Year Ended December 31,
	2020	2019	2018	2017	2016
Performance Ratios:
Return on average assets	0.89%	1.04%	1.03%	0.91%	0.84%
Return on average equity	5.05%	7.38%	7.75%	6.84%	5.98%
Interest rate spread (1)	3.93%	4.05%	4.05%	3.71%	3.46%
Net interest margin (2)	4.23%	4.44%	4.33%	3.90%	3.65%
Efficiency ratio (3)	61.72%	58.15%	61.53%	65.79%	68.59%
Dividend payout ratio	13.65%	—%	—%	—%	—%
Average interest-earning assets to
average interest-bearing liabilities	165.71%	146.87%	146.01%	142.10%	147.58%
Average equity to average assets	17.58%	14.08%	13.26%	13.32%	14.06%

Regulatory Capital Ratios:
Total capital to risk weighted assets (bank only)	14.60%	17.62%	14.55%	14.96%	15.88%
Tier 1 capital to risk weighted assets (bank only)	13.35%	16.37%	13.30%	13.71%	14.41%
Tier 1 capital to average assets (bank only)	12.37%	15.18%	12.69%	11.80%	12.59%
Common equity tier 1 capital (bank only)	13.35%	16.37%	13.30%	13.71%	14.41%
Total capital to total assets (company)	15.66%	20.59%	12.89%	12.83%	13.72%

Asset Quality Ratios:
Allowance for loan losses as a percentage of
total loans (4)	1.39%	1.42%	1.38%	1.30%	1.36%
Allowance for loan losses as a percentage
of non-performing loans	341.72%	237.58%	186.55%	108.02%	542.98%
Net charge-offs to average
outstanding loans during the year	0.08%	0.35%	0.18%	0.25%	0.00%
Non-performing loans as a percentage of
total loans (4)	0.41%	0.60%	0.74%	1.20%	0.25%
Non-performing loans as a percentage of
total assets	0.36%	0.52%	0.64%	1.00%	0.20%
Total non-performing assets as a percentage of
total assets	0.36%	0.52%	0.81%	1.00%	0.20%

Other:
Number of offices	7	7	8	8	7
Number of full-time equivalent employees	158	139	123	126	121

___________________

(1)    Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)    Represents net interest income as a percent of average interest-earning assets.

(3)    Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains on securities available-for-sale, net.

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

Federal banking agencies issued guidance encouraging financial institutions to work with borrowers that may be unable to meet contractual obligations due to the effects of COVID-19. In addition, Section 4013 of the CARES Act states, “banks may elect not to categorize loan modifications as TDRs [troubled debt restructurings] if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.” The December 31, 2020 date was subsequently extended to January 1, 2022 under the Consolidated Appropriations Act, 2021. The Company did not classify any modifications related to COVID-19 which met either the agency guidance or the CARES Act conditions as TDRs.

The Company implemented its business continuity and pandemic plans, which include remote working arrangements for the majority of its workforce. While there has been no material impact to the Company’s employees as of this report date, if COVID-19 escalates further it could also potentially create business continuity issues. The Company does not currently anticipate significant challenges to its ability to maintain systems and controls in light of the measures the Company has taken in response to COVID-19. While it is not possible to know the full extent of these impacts as of the date of this filing, detailed below are potentially material items of which we are aware.

Financial position and results of operations

The Company’s fee income will be reduced due to COVID-19. In keeping with the guidance from regulators, during the second quarter of 2020 the Company actively worked with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds, account maintenance, minimum balance, and ATM fees. Management continues to monitor and measure the impact on its assets and operations.

The Company’s interest income could be reduced due to COVID-19. In keeping with the guidance from the regulators, the Company actively worked with COVID-19 affected borrowers to defer payments, interest and fees. While interest and fees will accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. Management continues to monitor and measure the impact and potential future impact on operations.

Allowance for loan losses

Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for loan losses, which could cause the provision for loan losses to increase. It also is possible that asset quality could worsen, expenses associated with collection efforts could increase and loan charge-offs could increase. The Company actively participated in the first round of the Small Business Administration’s (“SBA’s”) Paycheck Protection Program (“PPP”), providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government; if that should change, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

In accordance with guidance issued by federal banking agencies, the Company actively worked with borrowers that were unable to meet contractual obligations due to the effects of COVID-19. In order to mitigate the risk associated with these modifications the Company has incorporated covenants that require borrowers to submit quarterly financial statements, prohibits them from distributing funds to any owner or stockholder (with the exception of payroll) and also prohibits them from making any payments on debt owed to subordinated debt holders for the duration of their modification. If borrowers are unable to return to their normal payment plan following their modification period, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

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

Allowance for Loan Losses.

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the size and composition of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and are classified as impaired.

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

Mortgage warehouse loans are facility lines to non-bank mortgage origination companies for sale into secondary markets, which is typically within 15 days of loan closure. Due to their short-term nature, these loans are assessed at a lower credit risk and do not carry the same allocation as traditional loans.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by all loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. The historical loss factors are adjusted for the following qualitative factors: levels/trends in delinquencies and non-accruals, economic conditions, portfolio trends, portfolio concentrations, loan grading and management’s discretion. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2020.

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

Troubled debt restructurings are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

An unallocated component can be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Income Taxes. The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.

For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Assets. Our total assets increased $384.0 million, or 34.2%, to $1.51 billion at December 31, 2020 from $1.12 billion at December 31, 2019. The primary reasons for the increase were increases in net loans, cash and cash equivalents, bank owned life insurance and accrued interest receivable partially offset by a decrease in investments in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $24.1 million, or 40.5%, to $83.8 million at December 31, 2020 from $59.7 million at December 31, 2019. The increase was primarily related to an increase in short-term investments of $24.3 million, or 51.0%. Short-term investments were increased as a result of an increase in deposits that exceeded loan growth.

Debt Securities Available-for-Sale. Investments in debt securities available-for-sale decreased $9.6 million or 22.9% to $32.2 million at December 31, 2020 from $41.8 million at December 31, 2019. The decrease resulted primarily from principal pay downs on government mortgage-backed securities.

Bank Owned Life Insurance. Bank owned life insurance increased $9.8 million, or 36.3%, to $36.7 million at December 31, 2020 from $26.9 million at December 31, 2019. The increase was primarily due to the purchase of additional insurance policies.

Accrued Interest Receivable. Accrued interest receivable increased $3.5 million, or 123.2%, to $6.4 million at December 31, 2020 from $2.9 million at December 31, 2019. The increase was primarily due to deferred interest on loan modifications as part of interagency guidance and Section 4013 of the CARES Act. The Company continues to monitor the accrued interest receivable related to these loan modifications for collectability.

Loan Portfolio Analysis. At December 31, 2020, net loans were $1.31 billion, or 87.3% of total assets, compared to $959.3 million, or 85.5% of total assets, at December 31, 2019. Increases in commercial loans of $114.2 million, or 25.3%, the acquisition and growth of mortgage warehouse loans to $265.4 million, and an increase in commercial real estate loans of $20.6 million, or 4.9% were partially offset by decreases in construction and land development loans of $17.8 million, or 38.1%, residential real estate loans of $12.9 million, or 28.3%, and consumer loans of $7.2 million, or 56.4%. Our commercial loan growth attributed to a continued focus on our specialty lending of, enterprise value loans, which increased $108.1 million, or 60.7%, to $286.1 million at December 31, 2020 from $178.0 million at December 31, 2019. Also included in commercial loans at December 31, 2020 are $41.8 million in SBA PPP loans originated in the second quarter of 2020. This growth was partially offset by a decrease in our specialty lending of renewable energy loans of $28.9 million, or 43.8%, to $37.2 million at December 31, 2020 from $66.1 million at December 31, 2019 due to loan payoffs.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Residential (1)	$32,785	2.46%	$45,695	4.69%	$57,361	6.76%	$67,724	9.00%	$76,850	12.13%
Commercial (2)	438,949	32.82	418,356	42.89	364,867	43.00	371,510	49.35	336,102	53.07
Construction and land development	28,927	2.16	46,763	4.79	44,606	5.26	55,828	7.42	48,161	7.60
Commercial	565,976	42.31	451,791	46.32	361,782	42.64	240,223	31.91	166,157	26.23
Consumer	5,547	0.41	12,737	1.31	19,815	2.34	17,455	2.32	6,172	0.97
Mortgage warehouse	265,379	19.84	—	—	—	—	—	—	—	—
Total loans	1,337,563	100.00%	975,342	100.00%	848,431	100.00%	752,740	100.00%	633,442	100.00%
Deferred loan fees, net	(4,235)		(2,212)		(1,223)		(845)		(427)
Allowance for loan losses	(18,518)		(13,844)		(11,680)		(9,757)		(8,590)
Loans, net	$1,314,810		$959,286		$835,528		$742,138		$624,425

___________________

(1)    Includes home equity loans and lines of credit

(2)    Includes multi-family real estate loans

Loan Maturity. The following table sets forth certain information at December 31, 2020 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Commercial	Consumer	Mortgage Warehouse	Total Loans
Amounts due in:
One year or less	$118	$25,744	$11,478	$58,922	$903	$265,379	$362,544
More than one year to five years	2,483	29,958	3,089	243,462	4,644	—	283,636
More than five years through 15 years	13,107	124,735	385	248,642	—	—	386,869
More than 15 years	17,077	258,512	13,975	14,950	—	—	304,514
Total	$32,785	$438,949	$28,927	$565,976	$5,547	$265,379	$1,337,563

The following table sets forth our fixed and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total Due After December 31, 2021
Real estate:
Residential	$20,563	$12,104	$32,667
Commercial	58,245	354,960	413,205
Construction and land development	385	17,064	17,449
Commercial	358,680	148,374	507,054
Consumer	4,644	—	4,644
Mortgage warehouse	—	—	—
Total loans	$442,517	$532,502	$975,019

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

Delinquent Loans. The following tables set forth our loan delinquencies by type and amount at the dates indicated.

	At December 31,
	2020			2019			2018
	30-59	60-89	90 Days	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or more	Days	Days	or more	Days	Days	or more
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Real Estate:
Residential	$255	$346	$1,030	$715	$154	$832	$321	$223	$30
Commercial	—	—	—	473	18,256	1,368	742	—	519
Construction and land development	—	—	—	—	—	165	—	—	—
Commercial	4,358	—	291	529	85	484	40	—	3,167
Consumer	61	21	64	111	58	38	62	46	59
Mortgage warehouse	—	—	—	—	—	—	—	—	—
Total	$4,674	$367	$1,385	$1,828	$18,553	$2,887	$1,165	$269	$3,775

	At December 31,
	2017			2016
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or more	Days	Days	or more
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Real Estate:
Residential	$699	$178	$81	$—	$—	$—
Commercial	—	3,669	—	—	—	346
Construction and land development	—	—	—	—	—	—
Commercial	12	—	—	29	—	—
Consumer	63	45	60	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total	$774	$3,892	$141	$29	$—	$346

The $4.4 million in commercial delinquencies 30-59 days past due at December 31, 2020 were primarily related two loan relationships that were in the process of receiving COVID modifications as of that date. The modifications were finalized in the first quarter of 2021. The $18.3 million in commercial real estate loans that were 60-89 days past due at December 31, 2019 were primarily related to one loan relationship that was placed on non-accrual status and analyzed and restructured in the first quarter of 2020. The relationship was returned to accrual status in the fourth quarter of 2020 after demonstrating the ability to pay the loan under the restructured terms, and as of December 31, 2020, the relationship was performing in accordance with its restructured repayment terms.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, loans modified at interest rates materially less than current market rates, or the borrower is experiencing financial difficulty. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2020, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the lower of cost or fair value less costs to sell at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Non-accrual loans:
Real estate:
Residential	$1,156	$969	$850	$364	$303
Commercial	—	1,701	519	7,102	346
Construction and land development	—	165	—	—	—
Commercial	4,198	2,955	4,830	1,505	933
Consumer	65	37	62	62	—
Mortgage warehouse	—	—	—	—	—
Total non-accrual loans	5,419	5,827	6,261	9,033	1,582

Accruing loans past due 90 days or more	—	—	—	—	—
Other real estate owned	—	—	1,676	—	—
Total non-performing assets	$5,419	$5,827	$7,937	$9,033	$1,582

Total loans (1)	$1,333,328	$973,130	$847,208	$751,895	$633,015
Total assets	$1,505,781	$1,121,788	$974,079	$902,265	$795,543

Total non-performing loans to total loans (1)	0.41%	0.60%	0.74%	1.20%	0.25%
Total non-performing assets to total assets	0.36%	0.52%	0.81%	1.00%	0.20%

___________________

(1)    Loans are presented before allowance for loan losses, but include deferred loan costs/fees.

The decrease in commercial real estate non-accrual loans at December 31, 2020 as compared to the prior year was primarily due to workouts of loans in our portfolio. The increase in commercial non-accrual loans at December 31, 2020 as compared to the prior year was primarily due to one $1.9 million commercial relationship, which is secured by business assets, and was placed on non-accrual status in the second quarter. The relationship was evaluated and specific reserves of $1.8 million was allocated to this relationship.

We have cooperative relationships with the vast majority of our non-performing loan customers. Substantially all non-performing loans are collateralized by business assets or real estate and the repayment is largely dependent on the return of such loans to performing status or the liquidation of the underlying collateral. We pursue the resolution of all non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, we will initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.

The following table sets forth the accruing and non-accruing status of troubled debt restructurings at the dates indicated.

	At December 31,
	2020		2019		2018
	Non-		Non-		Non-
(In thousands)	Accruing	Accruing	Accruing	Accruing	Accruing	Accruing
Troubled Debt Restructurings:
Real estate:
Residential	$—	$162	$—	$182	$—	$388
Commercial	—	21,042	—	1,243	—	1,334
Construction and land development	—	—	—	—	—	—
Commercial	1,805	257	2,436	371	1,089	462
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total	$1,805	$21,461	$2,436	$1,796	$1,089	$2,184

	At December 31,
	2017		2016
	Non-		Non-
(In thousands)	Accruing	Accruing	Accruing	Accruing
Troubled Debt Restructurings:
Real estate:
Residential	$—	$404	$—	$422
Commercial	—	1,521	346	1,610
Construction and land development	—	—	—	—
Commercial	67	1,698	919	727
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total	$67	$3,623	$1,265	$2,759

Total troubled debt restructurings increased in 2020 primarily due to one commercial real estate loan relationship totaling $20.1 million. The Bank analyzed and modified the relationship during the first quarter of 2020. The loan was placed on non-accrual status but was subsequently returned to accrual status in the fourth quarter after demonstrating the ability to pay the loan under the restructured terms. During 2019 two commercial business loans totaling $2.6 million were modified under troubled debt restructures As of December 31, 2020, one of the two loans was paid off. The remaining loan is paying as agreed upon in the modified terms.

Potential Problem Loans. We classify certain commercial real estate, construction and land development, and commercial loans as “special mention”, “substandard”, or “doubtful”, based on criteria consistent with guidelines provided by our banking regulators. Certain potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing at some time in the future. Potential problem loans also include non-accrual or restructured loans presented above. We expect the levels of non-performing assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets.

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. At December 31, 2020, other potential problem loans totaled $21.5 million, consisting of 19 troubled debt restructured loans that were accruing interest in accordance with their modified terms.

The Company is working with customers affected by COVID-19. As a result of the current economic crisis caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and challenges faced. The extent to which industries, or the tangential impact of those industries to other borrowers or industries are impacted, will likely be in direct proportion to the duration and depth of the COVID-19 pandemic. In determining “at-risk” industries we have used a threshold of 25% when comparing the value of COVID-19 modified loans to our total loans within that industry. As of December 31, 2020, total balances within the at-risk industries are as follows:

	Commercial Real Estate		Commercial		Total
(Dollars in thousands)	Amount	% of Loan Class	Amount	% of Loan Class	Amount	% of Loan Class
Hotel/motel/inn	$27,612	6.3%	$121	—%	$27,733	2.8%
Non-essential retail - personal services	145	—	5,988	1.1	6,133	0.6
Non-essential retail - transit services	—	—	5,337	0.9	5,337	0.5
	$27,757	6.3%	$11,446	2.0%	$39,203	3.9%

The Company has established a modification program in accordance with applicable regulations to provide economic relief. In working with our borrowers, the Company has provided up to six month payment deferrals. At the completion of the payment deferral, the Company has allowed for deferral extensions on an as-needed and case-by-case basis. Under agency guidance and Section 4013 of the CARES Act, these modifications will not be classified as troubled debt restructurings and are not considered delinquent. Throughout 2020, there were 287 outstanding loans, totaling $265.6 million, or 19.9% of total loans, that had been modified under agency guidance and Section 4013 of the CARES Act. Of these, 38 loans totaling $43.1 million, or 3.2% of total loans, remained modified at December 31, 2020.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Allowance at beginning of year	$13,844	$11,680	$9,757	$8,590	$7,905
Provision for loan losses	5,597	5,326	3,329	2,929	703
Charge offs:
Real estate:
Residential	—	—	—	—	—
Commercial	117	—	670	1,522	—
Construction and land development	24	—	—	—	—
Commercial	176	1,950	190	107	—
Consumer	772	1,355	699	190	44
Mortgage warehouse	—	—	—	—	—
Total charge-offs	1,089	3,305	1,559	1,819	44
Recoveries:
Real estate:
Residential	4	7	2	—	12
Commercial	—	—	—	45	—
Construction and land development	—	—	—	—	—
Commercial	7	35	87	—	1
Consumer	155	101	64	12	13
Mortgage warehouse	—	—	—	—	—
Total recoveries	166	143	153	57	26
Net charge-offs	923	3,162	1,406	1,762	18
Allowance at end of year	$18,518	$13,844	$11,680	$9,757	$8,590
Non-performing loans at end of year	$5,419	$5,827	$6,261	$9,033	$1,582
Total loans outstanding at end of year (1)	$1,333,328	$973,130	$847,208	$751,895	$633,015
Average loans outstanding during the year (1)	$1,209,736	$906,909	$783,570	$698,859	$583,156
Allowance to non-performing loans	341.72%	237.58%	186.55%	108.02%	542.98%
Allowance to total loans outstanding at end of the year (2)	1.39%	1.42%	1.38%	1.30%	1.36%
Net charge-offs to average loans outstanding during the year	0.08%	0.35%	0.18%	0.25%	0.00%

___________________

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

(2) Allowance to total loans outstanding at end of the year, excluding $41.8 million in PPP loans, was 1.43% at December 31, 2020.

The following tables set forth net (recoveries)/charge-offs to average loans outstanding during the year based on loan categories.

	For the Year Ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance
Real estate:
Residential	$39,584	$(4)	(0.01)%	$52,068	$(7)	(0.01)%	$62,698	$(2)	—%
Commercial	415,055	117	0.03	389,729	—	—	363,903	670	0.18
Construction and land development	45,444	24	0.05	41,810	—	—	52,285	—	—
Commercial	554,705	169	0.03	407,285	1,915	0.47	286,142	103	0.04
Consumer	9,077	617	6.80	17,755	1,254	7.06	19,474	635	3.26
Mortgage warehouse	149,755	—	—	—	—	—	—	—	—
Total gross loans	1,213,620	$923	0.08	908,647	$3,162	0.35	784,502	$1,406	0.18
Deferred loan fees, net	(3,884)			(1,738)			(932)
Total loans outstanding at end of year (1)	$1,209,736		0.08%	$906,909		0.35%	$783,570		0.18%

	For the Year Ended December 31,
	2017			2016
(Dollars in thousands)	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance
Real estate:
Residential	$72,477	$—	—%	$85,135	$(12)	(0.01)%
Commercial	367,144	1,477	0.40	304,516	—	—
Construction and land development	38,091	—	—	65,892	—	—
Commercial	210,316	107	0.05	126,090	(1)	—
Consumer	11,419	178	1.56	1,898	31	1.63
Mortgage warehouse	—	—	—	—	—	—
Total gross loans	699,447	$1,762	0.25	583,531	$18	—
Deferred loan fees, net	(587)			(375)
Total loans outstanding at end of year (1)	$698,860		0.25%	$583,156		—%

_____________________

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

	At December 31,
	2020		2019		2018
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	for Loan	in Category	for Loan	in Category	for Loan	in Category
(Dollars in thousands)	Losses	to Total Loans	Losses	to Total Loans	Losses	to Total Loans
Real estate:
Residential	$184	2.46%	$254	4.69%	$251	6.76%
Commercial	6,095	32.82	6,104	42.89	4,152	43.00
Construction and land development	447	2.16	749	4.79	738	5.26
Commercial	10,543	42.31	6,086	46.32	5,742	42.64
Consumer	586	0.41	650	1.31	710	2.34
Mortgage warehouse	663	19.84	—	—	—	—
Total allocated allowance for loan losses	18,518	100.00%	13,843	100.00%	11,593	100.00%
Unallocated	—		1		87
Total	$18,518		$13,844		$11,680

	At December 31,
	2017		2016
	Allowance	% of Loans	Allowance	% of Loans
	for Loan	in Category	for Loan	in Category
(Dollars in thousands)	Losses	to Total Loans	Losses	to Total Loans
Real estate:
Residential	$300	9.00%	$328	12.13%
Commercial	4,483	49.35	4,503	53.07
Construction and land development	965	7.42	882	7.60
Commercial	3,280	31.91	2,513	26.23
Consumer	649	2.32	279	0.97
Mortgage warehouse	—	—	—	—
Total allocated allowance for loan losses	9,677	100.00%	8,505	100.00%
Unallocated	80		85
Total	$9,757		$8,590

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

We had impaired loans totaling $25.7 million and $24.7 million as of December 31, 2020 and 2019, respectively. Impaired loans totaling $4.0 million and $20.9 million had a valuation allowance of $2.0 million and $1.7 million at December 31, 2020 and 2019, respectively. Our average investment in impaired loans was $26.2 million and $26.9 million for the years ended December 31, 2020 and 2019, respectively.

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

Mortgage warehouse loans are facility lines to non-bank mortgage origination companies for sale into secondary markets, which is typically within 15 days of loan closure. Due to their short-term nature, these loans are assessed at a lower credit risk and do not carry the same allocation as traditional loans.

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of December 31, 2020 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio

The following table sets forth the composition of our securities portfolio at the dates indicated,

	At December 31,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale:
State and municipal	$10,211	$10,894	$10,808	$11,206	$20,118	$20,255
Asset-backed securities	4,432	4,710	5,433	5,500	6,512	6,371
Government mortgage-backed securities	16,172	16,611	24,954	25,084	25,135	24,777
Total	$30,815	$32,215	$41,195	$41,790	$51,765	$51,403

At December 31, 2020, we had no investments in a single company or entity, other than government and government agency securities, that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2020 are summarized in the following table. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. No tax-equivalent yield adjustments have been made, as the amount of tax-free interest-earning assets is immaterial.

			More than		More than		More than
	One Year or Less		One Year to Five Years		Five Years to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
(Dollars in	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
Securities available-for-sale:
State and municipal	$—	0%	$919	3.43%	$912	4.30%	$8,380	3.12%	$10,211	$10,894	3.25%
Asset-backed securities	—	0%	416	1.98%	—	0%	4,016	2.75%	4,432	4,710	2.67%
Government mortgage-backed securities	37	0.54%	15	5.72%	3,764	1.90%	12,356	1.62%	16,172	16,611	2.15%
Total	$37	0.54%	$1,350	3.00%	$4,676	2.36%	$24,752	2.31%	$30,815	$32,215	2.35%

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2020 or 2019.

Deposits

Total deposits increased $387.5 million, or 45.6%, to $1.24 billion at December 31, 2020 from $849.9 million at December 31, 2019. Our continuing focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit, resulted in net growth in these deposits of $303.7 million, or 40.2%, to $1.06 billion at December 31, 2020, or 85.6% of total deposits at that date. Included in the growth of our core deposit relationships is an increase in NOW and demand deposits of $184.7 million, or 50.0%, an increase of $83.3 million, or 30.8% in money market accounts and an increase of $35.7 million, or 30.9%, in savings account. NOW and demand deposits and money market deposits increased primarily due to funds from the origination of PPP loans and increased deposit balances from our existing customer base. The increase in savings accounts is primarily caused by decreased consumer spending which resulted in increased consumer savings. Certificates of deposit increased $83.8 million, or 88.7% primarily due to increases in brokered certificates of deposit of $65.5 million, or 134.9% and $31.3 million, or 361.6%, from QwickRate deposits, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits.

The following tables set forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest bearing	$383,079	30.96%	$222,088	26.13%	$195,293	25.43%
Negotiable order of withdrawal (NOW)	171,016	13.82%	147,335	17.34%	136,771	17.81%
Savings accounts	151,341	12.23%	115,593	13.60%	109,322	14.23%
Money market deposit accounts	353,793	28.59%	270,471	31.82%	229,314	29.85%
Certificates of deposit	178,199	14.40%	94,418	11.11%	97,396	12.68%
Total	$1,237,428	100.00%	$849,905	100.00%	$768,096	100.00%

As of December 31, 2020, our certificates of deposit included $114.1 million of brokered certificates of deposit and $39.9 million of QwickRate certificates of deposit. As of December 31, 2020, all deposits are insured in full through our participation in the Massachusetts Depositors Insurance Fund (“DIF”).

As of December 31, 2020, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000, which excludes all brokered certificates, was approximately $5.2 million. The following table sets forth the maturity of these certificates as of December 31, 2020.

At
Maturity Period	December 31, 2020
(In thousands)
Three months or less	$—
Over three through six months	1,160
Over six through twelve months	1,999
Over twelve months	2,008
Total	$5,167

Borrowings

Borrowings decreased $11.5 million, or 46.0%, to $13.5 million at December 31, 2020 from $25.0 million at December 31, 2019 primarily due to maturing borrowings not being repurchased as the liquidity provided from increased customer deposits was sufficient to support asset growth. All of the borrowings at December 31, 2020 and 2019 were Federal Home Loan Bank long-term advances with an original maturity of more than one year. The weighted average interest rate was 2.12% and 2.45% at December 31, 2020 and 2019 respectively.

We had no securities sold under agreements to repurchase during the years ended December 31, 2020 and 2019.

Shareholders’ Equity

Total shareholders’ equity increased $5.0 million, or 2.1%, to $235.9 million at December 31, 2020, from $230.9 million at December 31, 2019. The increase was due primarily to net income of $12.0 million, stock-based compensation expense of $1.1 million, other comprehensive income of $600,000 and employee stock ownership plan shares earned of $841,000, partially offset by a decrease of $7.8 million related to the repurchase of common stock and $1.6 million from dividends declared.

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

	For the Year Ended December 31,
	2020			2019			2018
		Interest			Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans(1)	$1,209,736	$59,391	4.91%	$906,909	$49,693	5.48%	$783,570	$40,358	5.15%
Short-term investments	38,048	99	0.26%	19,106	296	1.55%	15,846	313	1.98%
Debt securities available-for-sale	37,320	830	2.22%	47,793	1,344	2.81%	55,686	1,560	2.80%
Federal Home Loan Bank stock	1,582	83	5.25%	3,281	205	6.25%	1,925	109	5.66%
Total interest-earning assets	1,286,686	60,403	4.69%	977,089	51,538	5.27%	857,027	42,340	4.94%
Non-interest earning assets	62,741			62,522			50,411
Total assets	$1,349,427			$1,039,611			$907,438
Interest-bearing liabilities:
Savings accounts	$137,679	314	0.23%	$128,438	419	0.33%	$116,126	281	0.24%
Money market accounts	295,483	2,159	0.73%	238,708	2,857	1.20%	227,057	2,224	0.98%
Now accounts	136,613	518	0.38%	108,658	423	0.39%	116,816	602	0.52%
Certificates of deposit	163,032	2,212	1.36%	117,126	2,559	2.18%	95,987	1,361	1.42%
Total interest-bearing deposits	732,807	5,203	0.71%	592,930	6,258	1.06%	555,986	4,468	0.80%
Borrowings	43,682	728	1.67%	72,361	1,890	2.61%	30,987	745	2.40%
Total interest-bearing liabilities	776,489	5,931	0.76%	665,291	8,148	1.22%	586,973	5,213	0.89%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	319,451			212,753			189,369
Other noninterest-bearing liabilities	16,293			15,178			10,759
Total liabilities	1,112,233			893,222			787,101
Total equity	237,194			146,389			120,337
Total liabilities and equity	$1,349,427			$1,039,611			$907,438
Net interest income		$54,472			$43,390			37,127
Interest rate spread (2)			3.93%			4.05%			4.05%
Net interest-earning assets (3)	$510,197			$311,798			$270,054
Net interest margin (4)			4.23%			4.44%			4.33%
Average interest-earning assets to interest-bearing liabilities	165.71%			146.87%			146.01%

___________________

(1)     Interest earned/paid on loans includes fee income related to SBA loan forgiveness of $1.8 million and mortgage warehouse loan origination fee income of $759,000 for the year ended December 31, 2020.

(2)    Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.

(3)    Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)    Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume. There are no out-of-period adjustments excluded from the table below.

	Year Ended December 31,			Year Ended December 31,
	2020 vs. 2019			2019 vs. 2018
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
(In thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest-earning assets:
Loans	$(5,579)	$15,277	$9,698	$2,694	$6,641	$9,335
Short-term investments	(357)	160	(197)	(75)	58	(17)
Debt securities available-for-sale	(251)	(263)	(514)	6	(222)	(216)
Federal Home Loan Bank stock	(29)	(93)	(122)	12	84	96
Total interest-earning assets	(6,216)	15,081	8,865	2,637	6,561	9,198
Interest-bearing liabilities:
Savings accounts	(133)	28	(105)	106	32	138
Money market accounts	(1,277)	579	(698)	514	119	633
Now accounts	(11)	106	95	(139)	(40)	(179)
Certificates of deposit	(1,157)	810	(347)	851	347	1,198
Total interest-bearing deposits	(2,578)	1,523	(1,055)	1,332	458	1,790
Borrowings	(555)	(607)	(1,162)	70	1,075	1,145
Total interest-bearing liabilities	(3,133)	916	(2,217)	1,402	1,533	2,935
Change in net interest and dividend income	$(3,083)	$14,165	$11,082	$1,235	$5,028	$6,263

Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

General. Net income increased $1.2 million, or 10.9%, to $12.0 million for the year ended December 31, 2020 from $10.8 million for the year ended December 31, 2019. The increase was primarily due to an increase of $11.1 million, or 25.5%, in net interest and dividend income partially offset by an increase in salaries and employee benefits expense of $4.9 million, or 27.0%, an increase in the provision for loan losses of $271,000, or 5.1%, a decrease in noninterest income of $568,000, or 13.8%, and write downs of other assets and receivables of $2.2 million.

Interest and Dividend Income. Interest and dividend income increased $8.9 million, or 17.2%, to $60.4 million for the year ended December 31, 2020 from $51.5 million for the year ended December 31, 2019. This was caused by an increase in interest and fees on loans, which increased $9.7 million, or 19.5%, partially offset by a decrease in interest and dividends on securities of $636,000, or 41.1%.

The increase in interest income on loans was due to an increase in average loan balance of $302.8 million, or 33.4%, to $1.21 billion for the year ended December 31, 2020 from $906.9 million for the year ended December 31, 2019. The increase was partially offset by a decrease in the yield on loans of 57 basis points, to 4.91% for the year ended December 31, 2020 from 5.48% for the year ended December 31, 2019, due to lower market interest rates, the origination of PPP loans with a yield of 1.0% and mortgage warehouse loans which yield a lower rate.

The decrease in interest and dividends on securities was due to a decrease in the average balance of debt securities available-for-sale of $10.5 million, or 21.9%, to $37.3 million for the year ended December 31, 2020 from $47.8 million for the year ended December 31, 2019 and a 59 basis point decrease in the yield on such securities to 2.22% for 2020 from 2.81% for 2019.

Interest Expense. Interest expense decreased $2.2 million, or 27.2%, to $5.9 million for the year ended December 31, 2020 from $8.1 million for the year ended December 31, 2019. The decrease was caused by decreases in interest expense on deposits and borrowings. Interest expense on deposits decreased $1.1 million, or 16.9%, to $5.2 million for the year ended December 31, 2020 from $6.3 million for the year ended December 31, 2019. This was primarily due to a decrease in the cost of interest-bearing deposits of 35 basis points to 0.71% for the year ended December 31, 2020 from 1.06% for the year ended December 31, 2019. This decrease was partially offset by an increase in the average balance of interest-bearing deposits of $139.9 million, or 23.6%, to $732.8 million for the year ended December 31, 2020 from $592.9 million for the year ended December 31, 2019. The increase resulted primarily from an increase in the average balance of certificates of deposit, which increased $45.9 million, or 39.2%, and money market accounts, which increased $56.8 million, or 23.8%.

Interest expense on borrowings, which consists of advances from the Federal Home Loan Bank of Boston and borrowings from the Federal Reserve Bank borrower-in-custody program, decreased $1.2 million, or 61.5%, to $728,000 for the year ended December 31, 2020 from $1.9 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in the average balance of borrowings of $28.7 million, or 39.6%, to $43.7 million for the year ended December 31, 2020 from $72.4 million for the year ended December 31, 2019, primarily due to increased deposits funding loan growth. Interest expense on borrowings also decreased due to the yield on borrowings decreasing 94 basis points to 1.67% for the year ended December 31, 2020 compared to 2.61% for the year ended December 31, 2019 due to a decrease in market rates.

Net Interest and Dividend Income. Net interest and dividend income increased $11.1 million, or 25.5%, to $54.5 million for the year ended December 31, 2020 from $43.4 million for the year ended December 31, 2019. The growth in net interest and dividend income was primarily the result of an increase in our average interest-earning assets of $309.6 million, or 31.7%, offset by an increase in average interest-bearing liabilities of $111.2 million, or 16.7%, and a decrease in net interest margin of 21 basis points to 4.23%. The decrease in the net interest margin was the result of a combination of factors including a decreasing rate environment and an increase in mortgage warehouse and PPP loan balances, which yield a lower rate. The net interest margin benefitted from the accretion of fee income related to the forgiveness of the SBA PPP loans. The amount of income recognized from the forgiveness totaled $962,000 for the year ended December 31, 2020. As of December 31, 2020, there was $993,000 in SBA PPP fee income remaining to be accreted.

Provision for Loan Losses. The provision for loan losses was $5.6 million for the year ended December 31, 2020 compared to $5.3 million for the year ended December 31, 2019, which is an increase of $271,000, or 5.1%. The changes in the provision were based on management’s assessment of economic conditions, including the impact of the COVID-19 pandemic, loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. For the year ended December 31, 2020, the increased provision as offset by a decrease in net charge-offs, which were $925,000 for the year ended December 31, 2020 compared to $3.2 million for the year ended December 31, 2019.

The provision recorded resulted in an allowance for loan losses of $18.5 million, or 1.39% of total loans at December 31, 2020, compared to $13.8 million, or 1.42% of total loans at December 31, 2019. Included in total loans at December 31, 2020 was $41.8 million in PPP loans originated as part of the CARES Act that we believe have no credit risk due to a government guarantee, therefore, we have not provided for losses for these loans. Excluding these loans, the allowance for loan losses as a percentage of total loans was 1.43% as of December 31, 2020. As of December 31, 2020, there was $265.4 million in outstanding mortgage warehouse loan balances. Loans in this segment are facility lines to non-bank mortgage origination companies for sale into secondary markets, which is typically within 15 days of loan closure. Due to their short-term nature, these loans are assessed at a lower credit risk and do not carry the same allocation as traditional loans. The allowance for loans losses as a percentage of non-performing loans was 341.72% as of December 31, 2020 compared to 237.58% as of December 31, 2019. Non-performing loans were $5.4 million, or 0.36% of total assets as of December 31, 2020 compared to $5.8 million, or 0.52% of total assets, as of December 31, 2019. As of December 31, 2020, non-performing loans consisted primarily of two commercial relationships totaling $3.6 million. These loan relationships were evaluated for impairment and specific reserves of $1.9 million were allocated as of December 31, 2020.

Noninterest Income. Noninterest income information is as follows.

	Years Ended
	December 31,		Change
(Dollars in thousands)	2020	2019	Amount	Percent
Customer service fees on deposit accounts	$1,331	$1,452	$(121)	(8.3)%
Service charges and fees - other	1,322	1,783	(461)	(25.9)%
Gain on sales of securities, net	—	113	(113)	100.0%
Bank owned life insurance income	809	699	110	15.7%
Other income	81	64	17	26.6%
Total noninterest income	$3,543	$4,111	$(568)	(13.8)%

Gains on sales of securities, net, decreased $113,000, or 100.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 as we repositioned our investment portfolio in debt securities available-for-sale in 2019 by selling securities with maturity dates that were coming due and purchasing securities with longer terms to maturity. Customer service fees on deposit accounts decreased $121,000, or 8.3%, and other service charges and fees decreased $461,000, or 25.9%, primarily due to waived service charges and fees during the second quarter for customers impacted by COVID-19. Bank owned life insurance income increased $110,000, or 15.7%, due to the purchase of additional insurance policies.

Noninterest Expense. Noninterest expense information is as follows.

	Years Ended
	December 31,		Change
(Dollars in thousands)	2020	2019	Amount	Percent
Salaries and employee benefits	$23,175	$18,243	$4,932	27.0%
Occupancy expense	1,684	1,968	(284)	(14.4)%
Equipment expense	577	444	133	30.0%
Deposit insurance	416	203	213	104.9%
Data processing	1,000	826	174	21.1%
Marketing expense	223	385	(162)	(42.1)%
Professional fees	1,868	1,210	658	54.4%
Directors' compensation	750	741	9	1.2%
Software amortization and implementation	959	734	225	30.7%
Write down of other assets and receivables	2,207	—	2,207	—%
Other	2,949	2,802	147	5.2%
Total noninterest expense	$35,808	$27,556	$8,252	29.9%

Salaries and employee benefits expense increased $4.9 million, or 27.0%, for the year ended December 31, 2020 from the year ended December 31, 2019 primarily due to a higher number of sales and operations positions compared to 2019, the addition of staff from the mortgage warehouse operations and ESOP expense which increased due to the acquisition of additional shares from our second-step conversion and related stock offering in October 2019. Write down of other assets and receivables were $2.2 million for the year ended December 31, 2020 compared to zero for the year ended December 31, 2019. In the fourth quarter of 2020, a write-down of other investments was completed after the Company performed an evaluation and deemed $400,000 impaired. A write-down of an SBA receivable balance was completed in the third quarter of 2020 after the Company evaluated the collectability and determined that $1.3 million was uncollectible. In addition, a write-down of a notes receivable balance of $500,000 was completed in the first quarter of 2020 after the Company evaluated the collectability and determined it was uncollectible. Deposit insurance costs increased $213,000, or 104.9%, primarily due to decreased expenses in 2019 relating to FDIC assessment credits that were not available in 2020. Professional fees increased $658,000, or 54.4%, primarily due to increased audit and compliance costs as well as consulting services to aid in the development of deposit and lending services. The increase was also a result of a one-time credit received in 2019 relating to an insurance settlement. Occupancy expense decreased $284,000, or 14.4%, primarily due to the acceleration of amortization on our leasehold improvements related to the closure of our Hampton, New Hampshire branch in 2019. Marketing expense decreased $162,000, or 42.1%, primarily due to increased marketing costs in 2019 related to the development of the new BankProv brand, which was rolled out in 2020. Software amortization and implementation increased $225,000, or 30.7%, due to additional software needed to manage the mortgage warehouse operations, as well as new software purchased to assist with strategic initiatives.

Income Tax Provision. We recorded a provision for income taxes of $4.6 million for the year ended December 31, 2020, reflecting an effective tax rate of 27.8%, compared to $3.8 million, or an effective tax rate of 26.1%, for the year ended December 31, 2019.

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

The following table presents the estimated changes in net interest income of BankProv, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning December 31, 2020 and 2019.

	At December 31,
	2020		2019
	Estimated		Estimated
	Net Interest Income		Net Interest Income
(Dollars in thousands)	Over Next 12 Months	Change	Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
200	$55,856	2.90%	$49,797	(0.40)%
0	54,301	—	50,004	—
-100	54,222	(0.10)	49,835	(0.30)

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

The following table presents the estimated changes in EVE of BankProv, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2020 and 2019.

	At December 31,
	2020		2019
	Economic		Economic
	Value of		Value of
(Dollars in thousands)	Equity	Change	Equity	Change
Changes in Interest Rates (Basis Points)
400	$270,977	13.00%	$176,680	3.00%
300	265,117	10.60	177,055	3.30
200	258,078	7.60	176,761	3.10
100	250,743	4.60	175,789	2.50
0	239,739	—	171,464	—
(100)	205,526	(14.30)	160,469	(6.40)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2020, cash and cash equivalents totaled $83.8 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $32.2 million at December 31, 2020.

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, agreements with respect to investments and employment agreements with certain of our executive officers.

At December 31, 2020, we had a borrowing capacity of $159.3 million with the Federal Home Loan Bank of Boston, of which $13.5 million in advances were outstanding. At December 31, 2020, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $194.1 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2020 and 2019, we had $31.9 million and $29.4 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at December 31, 2020 and 2019, we had $202.0 million and $201.9 million in unadvanced funds to borrowers, respectively. We also had $1.7 and $1.5 million in outstanding letters of credit at December 31, 2020 and 2019, respectively.

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

The Company maintains access to multiple sources of liquidity. We have utilized wholesale funding markets and have remained open but with rates that have been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession causes large numbers of the Company’ deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

BankProv is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks, and the Federal Deposit Insurance Corporation. At December 31, 2020, BankProv exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.

In October 2019, the Company successfully completed its second-step mutual-to-stock conversion that raised $91.6 million in net proceeds. The Company down-streamed 50% of the net proceeds raised to the Bank. Based on the additional capital, the Company feels that it has sufficient capital to withstand an extended economic recession brought by the COVID-19. However, regulatory capital could be adversely impacted by further credit losses. With only 50% being down-streamed to the Bank, the Company has adequate cash to cover dividend payments in the near term.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Provident Bancorp, Inc. begin on page F-1 of this Annual Report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) was utilized. Based on this assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective at the reasonable assurance level.

The Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the Company’s status as a smaller reporting company.

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Code of Ethics for Senior Officers,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

A copy of the Code of Ethics is available to shareholders on the “Corporate Governance” portion of the Investor Relations’ section on the Company’s website at www.theproividentbank.com.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation,” and “Corporate Governance—Committees of the Board of Directors—Compensation Committee” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2020 is presented in Note 10 – Employee Benefits & Share-Based Compensation Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

	Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,644,731	$10.25	278,852
Equity compensation plans not approved by security holders	—	—	—
Total	1,644,731	$10.25	278,852

__________________

(1)    Reflects weighted average price of stock options only

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements

The following documents are filed as part of this Form 10-K.

(i)          Reports of Independent Registered Public Accounting Firms

(ii)         Consolidated Balance Sheets

(iii)        Consolidated Statements of Income

(iv)        Consolidated Statements of Comprehensive Income

(v)         Consolidated Statements of Changes in Shareholders’ Equity

(vi)        Consolidated Statements of Cash Flows

(vii)       Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedules

None.

(a)(3)Exhibits

3.1

Articles of Organization of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

3.2

Bylaws of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

4.1

Form of Common Stock Certificate of Provident Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

4.2

Description of registrant’s securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Provident Bancorp, Inc. for the year ended December 31, 2019 (file no. 001-39090), filed by the Company under the Exchange Act on March 13, 2020)

10.1

Employment Agreement with David P. Mansfield † (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.2

Employment Agreement with Carol L. Houle † (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.3

Amended and Restated Supplemental Executive Retirement Agreement with David P. Mansfield † (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.4

Amended and Restated Supplemental Executive Retirement Agreement with Charles F. Withee † (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.5

Supplemental Executive Retirement Agreement with Carol L. Houle † (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.6

The Provident Bank Executive Annual Incentive Plan † (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.7

The Provident Bank 2005 Amended and Restated Long-Term Incentive Plan † (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.8

Provident Bancorp, Inc. 2016 Equity Incentive Plan† (incorporated by reference to Appendix A to the definitive proxy statement for the Special Meeting of Shareholders of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on August 9, 2016)

10.9

Form of Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)

10.10

Form of Non-Statutory Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)

10.11

Form of Restricted Stock Award Agreement† (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)

10.12

First Amendment to Employment Agreement with David P. Mansfield† (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on December 26, 2018)

10.13

First Amendment to Employment Agreement with Carol L. Houle† (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on December 26, 2018)

10.14

Provident Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Shareholders of Provident Bancorp, Inc. (file no. 001-39090), filed by the Company under the Exchange Act on October 19, 2020)

10.15

Amendment One to the Amended and Restated Supplemental Executive Retirement Agreement for David P. Mansfield† (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-39090), filed under the Exchange Act on December 23, 2020)

10.16

Amendment One to the Amended and Restated Supplemental Executive Retirement Agreement for Charles F. Withee† (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-39090), filed under the Exchange Act on December 23, 2020)

10.17

Deferred Cash Bonus Agreement with David P. Mansfield† (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-39090), filed under the Exchange Act on December 23, 2020)

10.18

Employment Agreement with Charles F. Withee† (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-39090), filed under the Exchange Act on December 23, 2020)

10.19

Form of Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-250886), filed with the Securities and Exchange Commission on November 23, 2020)

10.20

Form of Non-Qualified Stock Options Award Agreement† (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-250886), filed with the Securities and Exchange Commission on November 23, 2020)

10.21

Form of Restricted Stock Award Agreement† (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-250886), filed with the Securities and Exchange Commission on November 23, 2020)

21

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

23.1	Consent of Independent Registered Public Accounting Firm (Crowe LLP)
23.2	Consent of Independent Registered Public Accounting Firm (Whittlesey PC)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from Provident Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

_________________

 † Compensatory arrangements.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: March 25, 2021	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David P. Mansfield David P. Mansfield	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2021

/s/ Carol L. Houle Carol L. Houle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2021

/s/ Frank G. Cousins, Jr. Frank G. Cousins, Jr.	Director	March 25, 2021

/s/ James A. DeLeo James A. DeLeo	Director	March 25, 2021

/s/ Lisa B. DeStefano Lisa B. DeStefano	Director	March 25, 2021

/s/ Jay E. Gould Jay E. Gould	Director	March 25, 2021

/s/ Laurie H. Knapp Laurie H. Knapp	Director	March 25, 2021

/s/ Barbara A. Piette Barbara A. Piette	Director	March 25, 2021

/s/ Joseph B. Reilly Joseph B. Reilly	Director	March 25, 2021

/s/ Arthur W. Sullivan Arthur W. Sullivan	Director	March 25, 2021

/s/ Charles F. Withee Charles F. Withee	Director	March 25, 2021

PROVIDENT BANCORP, INC. AND SUBSIDIARY

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Provident Bancorp, Inc. and Subsidiary

Amesbury, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Provident Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative factors

As more fully described in Note 1 and Note 5 to the consolidated financial statements, the Company’s allowance for loan losses represents management’s best estimate of probable incurred losses in the loan portfolio.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by all loan segments. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and non-accruals, economic conditions, portfolio trends, portfolio concentrations, loan grading and management’s discretion.

The principal consideration for our determination that auditing the allowance for loan losses risk factors applied to adjust historical loss experience (qualitative factors) is a critical audit matter is the high degree of subjectivity involved in management’s assignment of values to reflect current portfolio conditions based on management’s best judgement associated with each risk factor, and the significant degree of auditor judgement and audit effort.

Our audit procedures related to the allowance loan losses qualitative factors included the following procedures to address the critical audit matter.

•Substantive tests included:

oData inputs used to adjust historical loss rates by qualitative factors were agreed to source documentation.

oEvaluating the reliability and relevance of the underlying objective data used to derive the qualitative factors. Based on the underlying data, we evaluated the reasonableness of management’s designation of improving, stable or declining conditions and the resulting adjustment to the historical loss experience.

oAnalytical procedures were performed to evaluate changes that occurred in the allowance for loan losses for loans collectively evaluated for impairment.

We have served as the Company's auditor since 2020.

/s/ Crowe LLP

Boston, Massachusetts

March 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Provident Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Provident Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Whittlesey PC

We have served as the Company’s auditor since 2013.

Hartford, Connecticut

March 13, 2020

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

(In thousands)	2020	2019
Assets
Cash and due from banks	$11,830	$11,990
Short-term investments	71,989	47,668
Cash and cash equivalents	83,819	59,658
Debt securities available-for-sale (at fair value)	32,215	41,790
Federal Home Loan Bank stock, at cost	895	1,416
Loans, net of allowance for loan losses of $18,518 and $13,844 as of
December 31, 2020 and 2019, respectively	1,314,810	959,286
Bank owned life insurance	36,684	26,925
Premises and equipment, net	14,716	14,728
Accrued interest receivable	6,371	2,854
Right-of-use assets	4,258	3,713
Other assets	12,013	11,418
Total assets	$1,505,781	$1,121,788
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$383,079	$222,088
Interest-bearing	854,349	627,817
Total deposits	1,237,428	849,905
Long-term borrowings	13,500	24,998
Operating lease liabilities	4,488	3,877
Other liabilities	14,509	12,075
Total liabilities	1,269,925	890,855
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
19,047,544 and 19,473,818 shares issued and outstanding
at December 31, 2020 and 2019, respectively	191	195
Additional paid in capital	139,450	146,174
Retained earnings	104,508	94,159
Accumulated other comprehensive income	1,058	458
Unearned compensation - ESOP	(9,351)	(10,053)
Total shareholders' equity	235,856	230,933
Total liabilities and shareholders' equity	$1,505,781	$1,121,788

___________________

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2020 and 2019

(In thousands)	2020	2019
Interest and dividend income:
Interest and fees on loans	$59,391	$49,693
Interest and dividends on debt securities available-for-sale	913	1,549
Interest on short-term investments	99	296
Total interest and dividend income	60,403	51,538
Interest expense:
Interest on deposits	5,203	6,258
Interest on borrowings	728	1,890
Total interest expense	5,931	8,148
Net interest and dividend income	54,472	43,390
Provision for loan losses	5,597	5,326
Net interest and dividend income after provision for loan losses	48,875	38,064
Noninterest income:
Customer service fees on deposit accounts	1,331	1,452
Service charges and fees - other	1,322	1,783
Gain on sales of securities, net	—	113
Bank owned life insurance	809	699
Other income	81	64
Total noninterest income	3,543	4,111
Noninterest expense:
Salaries and employee benefits	23,175	18,243
Occupancy expense	1,684	1,968
Equipment expense	577	444
Deposit insurance	416	203
Data processing	1,000	826
Marketing expense	223	385
Professional fees	1,868	1,210
Directors' compensation	750	741
Software depreciation and implementation	959	734
Write down of other assets and receivables	2,207	—
Other	2,949	2,802
Total noninterest expense	35,808	27,556
Income before income tax expense	16,610	14,619
Income tax expense	4,625	3,811
Net income	$11,985	$10,808
Earnings per share:
Basic	$0.66	$0.60
Diluted	$0.66	$0.60
Weighted Average Shares:
Basic	18,090,229	17,958,186
Diluted	18,131,025	18,066,968

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2020 and 2019

(In thousands)	2020	2019
Net income	$11,985	$10,808
Other comprehensive income:
Unrealized holding gains on available-for-sale securities	805	1,070
Reclassification adjustment for realized gains in net income	—	(113)
Unrealized gains	805	957
Income tax effect	(205)	(244)
Other comprehensive income, net of tax	600	713
Total comprehensive income	$12,585	$11,521

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2020 and 2019

					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock (1)	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Total
Balance, December 31, 2018	19,455,503	$—	$45,895	$83,351	$(255)	$(2,619)	$(788)	$125,584
Net income	—	—	—	10,808	—	—	—	10,808
Other comprehensive income	—	—	—	—	713	—	—	713
Stock-based compensation expense	—	—	999	—	—	—	—	999
Restricted stock award grants	5,907	—	—	—	—	—	—	—
Corporate reorganization:
Conversion of Provident Bancorp	(788,152)	195	91,383	—	—	—	—	91,578
Purchase by ESOP	816,992	—	8,170	—	—	(8,170)	—	—
Treasury stock retired	—	—	(788)	—	—	—	788	—
Contribution from Provident Bancorp	—	—	372	—	—	—	—	372
Shares surrendered related to tax withholdings on restricted stock awards	(16,432)	—	(193)	—	—	—	—	(193)
ESOP shares earned	—	—	336	—	—	736	—	1,072
Balance, December 31, 2019	19,473,818	195	146,174	94,159	458	(10,053)	—	230,933
Net income	—	—	—	11,985	—	—	—	11,985
Dividends declared ($0.03 per share)	—	—	—	(1,636)	—	—	—	(1,636)
Other comprehensive income	—	—	—	—	600	—	—	600
Stock-based compensation expense	—	—	1,089	—	—	—	—	1,089
Restricted stock award grants net of forfeitures	311,769	3	(3)	—	—	—	—	—
Repurchase of common stock	(724,741)	(7)	(7,818)	—	—	—	—	(7,825)
Shares surrendered related to tax withholdings on restricted stock awards	(13,302)	—	(131)	—	—	—	—	(131)
ESOP shares earned	—	—	139	—	—	702	—	841
Balance, December 31, 2020	19,047,544	$191	$139,450	$104,508	$1,058	$(9,351)	$—	$235,856

___________________

(1)    Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one) (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020 and 2019

(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$11,985	$10,808
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	266	218
ESOP expense	841	1,072
Gain on sale of securities, net	—	(113)
Change in deferred loan fees, net	2,023	989
Provision for loan losses	5,597	5,326
Depreciation and amortization	1,091	1,391
Gain on disposal of premises and equipment	—	(9)
Increase in accrued interest receivable	(3,267)	(216)
Deferred tax benefit	(2,202)	(1,049)
Stock-based compensation expense	1,089	999
Bank owned life insurance income	(809)	(699)
Expense recovery from sale of other real estate owned	—	(138)
Principal repayments of operating lease liabilities	(82)	(61)
Increase in other assets	(785)	(810)
Increase (decrease) in other liabilities	2,434	(200)
Net cash provided by operating activities	18,181	17,508
Cash flows from investing activities:
Purchases of debt securities available-for-sale	—	(13,729)
Proceeds from sales of debt securities available-for-sale	—	13,565
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	10,114	10,629
Redemption of Federal Home Loan Bank stock	521	1,234
Loan originations and purchases, net of paydowns	(296,472)	(124,358)
Cash paid for mortgage warehouse asset purchase, net (1)	(66,962)	—
Additions to premises and equipment	(911)	(6,245)
Additions to other real estate owned	—	(64)
Proceeds from sale of equipment	—	85
Purchase of bank owned life insurance	(8,950)	—
Proceeds from sales of other real estate owned	—	1,878
Cash received from Provident Bancorp	—	372
Write down of other assets and receivables	2,207	—
Net cash used in investing activities	(360,453)	(116,633)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31, 2020 and 2019

(In thousands)	2020	2019
Cash flows from financing activities:
Net increase in noninterest-bearing accounts	160,991	84,787
Net increase in interest-bearing accounts	226,532	(2,978)
Cash dividends paid on common stock	(1,636)	—
Net change in short-term borrowings	—	(38,024)
Payments made on Federal Home Loan Bank long-term advances	(11,498)	(5,000)
Shares surrendered related to tax withholdings on restricted stock awards	(131)	(193)
Repurchase of common stock	(7,825)	—
Proceeds from sale of common stock, net	—	91,578
Net cash provided by financing activities	366,433	130,170
Net increase in cash and cash equivalents	24,161	31,045
Cash and cash equivalents at beginning of year	59,658	28,613
Cash and cash equivalents at end of year	$83,819	$59,658
Supplemental disclosures:
Interest paid	$5,932	$8,148
Income taxes paid	6,264	5,008
Recognition of right-of-use assets in premises and equipment	693	3,836
Recognition of operating lease liabilities	693	3,938
Reclassification of accrued rent from other liabilities to premises and equipment	—	102
Loan originated from sale of premises and equipment	—	6,455
Loans transferred to other assets	—	740
Reclassification of premises and equipment to other assets	3	—

___________________

(1) See Note 16 for information regarding the mortgage warehouse asset purchase.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Provident Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in June 2019 to be the successor corporation to Provident Bancorp, Inc. (“Old Provident”), a Massachusetts corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Provident Bancorp (the “MHC”), the top tier mutual holding company of Old Provident. Old Provident was the former mid-tier holding company for The Provident Bank (“BankProv” or the “Bank”). Prior to completion of the Conversion, approximately 52% of the shares of common stock of Old Provident were owned by the MHC. In conjunction with the Conversion, the MHC was merged into the Company (and ceased to exist) and the Company became its successor under the name Provident Bancorp, Inc. The Conversion was completed on October 16, 2019. The Company raised gross proceeds of $102.1 million by selling 10,212,397 shares of common stock at $10.00 per share in the second-step stock offering. The Company utilized $8.2 million of the proceeds to lend to its Employee Stock Ownership Plan (the “ESOP”) for the acquisition of an additional 816,992 shares at $10.00 per share. Expenses incurred related to the offering were $2.4 million, and have been recorded against offering proceeds. The Company invested $45.8 million of the net proceeds it received from the sale into the Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Old Provident common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.0212 shares of Company common stock. A total of 19,484,343 shares of common stock were outstanding following the completion of the stock offering.

The Bank, headquartered in Amesbury, Massachusetts, operates its business from seven banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Bedford, and Seabrook, New Hampshire. The Bank also has loan production offices in Boston, Massachusetts and Ponte Vedra, Florida. The Bank provides a variety of financial services to small businesses and individuals. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are commercial mortgages, commercial loans and mortgage warehouse loans.

NOTE 2 — ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting.

Use of Estimates

To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

Significant Concentrations of Credit Risk

The primary lending area for the includes Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire, which are part of, and bedroom communities to, the technology corridor between Boston, Massachusetts and Concord, New Hampshire. In 2018, the Bank started offering its enterprise value loan product nationally. In 2020, the Bank purchased a warehouse lending business which is located in Ponte Vedra, Florida and targets national credit worthy, small to mid-cap non-bank mortgage origination companies for facility lines. The primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, and Rockingham County and Hillsborough County, New Hampshire. The Company believes that it does not have any significant loan concentrations or investment securities in any one industry or with any customer.

Reclassification

Certain amounts in the prior year have been reclassified to be consistent with the current year's consolidated financial statement presentation, and the reclassifications had no effect on the net income reported in the consolidated income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits in other financial institutions.

Debt Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Debt securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The Company evaluates debt securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For debt securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Boston (the “FHLB”), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on non-accrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. The Company continues to monitor the accrued interest receivable related to these loan modifications for collectability. Loans not meeting the CARES Act or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the size and composition of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and are classified as impaired.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by all loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. The historical loss factors are adjusted for the following qualitative factors: levels/trends in delinquencies and non-accruals, economic conditions, portfolio trends, portfolio concentrations, loan grading and management’s discretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance for loan loss is determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

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

Troubled debt restructurings are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

An unallocated component can be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Bank Owned Life Insurance

Bank owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income and are not subject to income taxes.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation on building and leasehold improvements is calculated primarily using the straight-line method with useful lives of seven to 40 years. Furniture and fixtures are depreciated using the straight-line method with useful lives of one to 15 years. Computer equipment is also depreciated using the straight-line method with useful lives ranging from two to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leases

The Company determines if an arrangement is a lease at inception. Lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

Advertising

The Company directly expenses costs associated with advertising as they are incurred.

Earnings per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unallocated. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements, if applicable.

The Company’s unvested share-based payment awards do not contain rights to nonforfeitable dividends and as such are not considered participating.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.

For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on debt securities available-for-sale which are also recognized as separate components of equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RISKS AND UNCERTAINTIES

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

Federal banking agencies issued guidance encouraging financial institutions to work with borrowers that may be unable to meet contractual obligations due to the effects of COVID-19. In addition, Section 4013 of the CARES Act states, “banks may elect not to categorize loan modifications as TDRs if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.” The December 31, 2020 date was subsequently extended to January 1, 2022 under the Consolidated Appropriations Act, 2021.

The Company implemented its business continuity and pandemic plans, which include remote working arrangements for the majority of its workforce. While there has been no material impact to the Company’s employees as of this report date, if COVID-19 escalates further it could also potentially create business continuity issues. The Company does not currently anticipate significant challenges to its ability to maintain systems and controls in light of the measures the Company has taken in response to COVID-19. While it is not possible to know the full extent of these impacts as of the date of this filing, detailed below are potentially material items of which we are aware.

Financial position and results of operations

The Company’s fee income will be reduced due to COVID-19. In keeping with the guidance from regulators, during the second quarter of 2020 the Company actively worked with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds, account maintenance, minimum balance, and ATM fees. Management continues to monitor and measure the impact on its assets and operations.

The Company’s interest income could be reduced due to COVID-19. In keeping with the guidance from the regulators, the Company actively worked with COVID-19 affected borrowers to defer payments, interest and fees. While interest and fees will accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. Management continues to monitor and measure the impact and potential future impact on operations.

Allowance for loan losses

Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for loan losses, which could cause the provision for loan losses to increase. It also is possible that asset quality could worsen, expenses associated with collection efforts could increase and loan charge-offs could increase. The Company actively participated in the first round of the Small Business Administration’s (“SBA’s”) Paycheck Protection Program (“PPP”), providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government; if that should change, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with guidance issued by federal banking agencies, the Company actively worked with borrowers that were unable to meet contractual obligations due to the effects of COVID-19. In order to mitigate the risk associated with these modifications the Company has incorporated covenants that require borrowers to submit quarterly financial statements, prohibits them from distributing funds to any owner or stockholder (with the exception of payroll) and also prohibits them from making any payments on debt owed to subordinated debt holders for the duration of their modification. If borrowers are unable to return to their normal payment plan following their modification period, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

Valuation

Valuation and fair value measurement challenges may occur. For example, COVID-19 could cause further and sustained decline in the financial markets or the occurrence of what management would deem a valuation triggering event that could result in an impairment charge to earnings, such as our investment securities.

NOTE 4 — Debt SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2020 and 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
December 31, 2020
State and municipal	$10,211	$683	$—	$10,894
Asset-backed securities	4,432	278	—	4,710
Government mortgage-backed securities	16,172	449	10	16,611
Total debt securities available-for-sale	$30,815	$1,410	$10	$32,215
December 31, 2019
State and municipal	$10,808	$398	$—	$11,206
Asset-backed securities	5,433	71	4	5,500
Government mortgage-backed securities	24,954	197	67	25,084
Total debt securities available-for-sale	$41,195	$666	$71	$41,790

The scheduled maturities of debt securities were as follows at December 31, 2020. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$919	$963
Due after five years through ten years	912	917
Due after ten years	8,380	9,014
Government mortgage-backed securities	16,172	16,611
Asset-backed securities	4,432	4,710
	$30,815	$32,215

There were no realized gains or losses on sales and calls during the year ended December 31, 2020. During the year ended December 31, 2019, gross realized gains on sales and calls were $216,000 and gross realized losses were $103,000.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of equity at December 31, 2020.

Securities with carrying amounts of $21.3 million and $30.6 million were pledged to secure available borrowings with the Federal Home Loan Bank at December 31, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, the Company’ security portfolio consisted of 56 securities, three of which were in an unrealized loss position. The unrealized losses were related to the Company’s government mortgage-backed securities, as discussed below.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows at December 31, 2020 and 2019:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
Temporarily impaired securities:
Government mortgage-backed securities	$—	$—	$817	$10	$817	$10
Total temporarily impaired debt securities	$—	$—	$817	$10	$817	$10
December 31, 2019
Temporarily impaired securities:
Asset-backed securities	$606	$4	$—	$—	$606	$4
Government mortgage-backed securities	5,207	8	5,418	59	10,625	67
Total temporarily impaired debt securities	$5,813	$12	$5,418	$59	$11,231	$71

Government mortgage-backed securities: The gross unrealized losses on government mortgage-backed securities were primarily attributable to relative changes in interest rates since the time of purchase. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LOANS

Loans consisted of the following at December 31, 2020 and 2019:

(In thousands)	2020	2019
Commercial real estate	$438,949	$418,356
Commercial (1)	565,976	451,791
Residential real estate	32,785	45,695
Construction and land development	28,927	46,763
Consumer	5,547	12,737
Mortgage warehouse	265,379	—
	1,337,563	975,342
Allowance for loan losses	(18,518)	(13,844)
Deferred loan fees, net (2)	(4,235)	(2,212)
Net loans	$1,314,810	$959,286

(1) Includes $41.8 million in PPP loans at December 31, 2020. There were no PPP loans at December 31, 2019.

(2) Includes $993,000 in deferred fees related to PPP loans at December 31, 2020. There were no deferred fees related to PPP loans at December 31, 2019.

The following tables set forth information regarding the allowance for loans and gross impaired loans by portfolio segment as of and for the years ended December 31, 2020 and 2019:

				Construction
	Commercial		Residential	and Land		Mortgage
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Warehouse	Unallocated	Total
December 31, 2020
Allowance for loan losses:
Beginning balance	$6,104	$6,086	$254	$749	$650	$—	$1	$13,844
Charge-offs	(117)	(176)	—	(24)	(772)	—	—	(1,089)
Recoveries	—	7	4	—	155	—	—	166
Provision (credit)	108	4,626	(74)	(278)	553	663	(1)	5,597
Ending balance	$6,095	$10,543	$184	$447	$586	$663	$—	$18,518
Ending balance:
Individually evaluated
for impairment	$—	$2,024	$—	$—	$—	$—	$—	$2,024
Ending balance:
Collectively evaluated
for impairment	6,095	8,519	184	447	586	663	—	16,494
Total allowance for loan
losses ending balance	$6,095	$10,543	$184	$447	$586	$663	$—	$18,518
Loans (1):
Ending balance:
Individually evaluated
for impairment	$21,039	$4,458	$162	$—	$—	—		$25,659
Ending balance:
Collectively evaluated
for impairment	417,910	561,518	32,623	28,927	5,547	265,379		1,311,904
Total loans ending balance	$438,949	$565,976	$32,785	$28,927	$5,547	$265,379		$1,337,563

(1) Balances represent gross loans. The difference between gross loans versus recorded investment, which would consist of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs, is not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Construction
	Commercial		Residential	and Land		Mortgage
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Warehouse	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Beginning balance	$4,152	$5,742	$251	$738	$710	$—	$87	$11,680
Charge-offs	—	(1,950)	—	—	(1,355)	—	—	(3,305)
Recoveries	—	35	7	—	101	—	—	143
Provision (credit)	1,952	2,259	(4)	11	1,194	—	(86)	5,326
Ending balance	$6,104	$6,086	$254	$749	$650	$—	$1	$13,844
Ending balance:
Individually evaluated
for impairment	$1,508	$174	$—	$—	$—	$—	$—	$1,682
Ending balance:
Collectively evaluated
for impairment	4,596	5,912	254	749	650	—	1	12,162
Total allowance for loan
losses ending balance	$6,104	$6,086	$254	$749	$650	$—	$1	$13,844
Loans (1):
Ending balance:
Individually evaluated
for impairment	$20,990	$3,326	$182	$165	$—	$—		$24,663
Ending balance:
Collectively evaluated
for impairment	397,366	448,465	45,513	46,598	12,737	—		950,679
Total loans ending balance	$418,356	$451,791	$45,695	$46,763	$12,737	$—		$975,342

(1) Balances represent gross loans. The difference between gross loans versus recorded investment, which would consist of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs, is not material.

At December 31, 2020 and 2019, loans with an aggregate principal balance of $360.5 million and $450.6 million, respectively, were pledged to secure possible borrowings from the Federal Reserve Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at December 31, 2020 and 2019:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Nonaccrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans
December 31, 2020
Commercial real estate	$—	$—	$—	$—	$438,949	$438,949	$—	$—
Commercial	4,358	—	291	4,649	561,327	565,976	—	4,198
Residential real estate	255	346	1,030	1,631	31,154	32,785	—	1,156
Construction and
land development	—	—	—	—	28,927	28,927	—	—
Consumer	61	21	64	146	5,401	5,547	—	65
Mortgage warehouse	—	—	—	—	265,379	265,379	—	—
Total	$4,674	$367	$1,385	$6,426	$1,331,137	$1,337,563	$—	$5,419
December 31, 2019
Commercial real estate	$473	$18,256	$1,368	$20,097	$398,259	$418,356	$—	$1,701
Commercial	529	85	484	1,098	450,693	451,791	—	2,955
Residential real estate	715	154	832	1,701	43,994	45,695	—	969
Construction and
land development	—	—	165	165	46,598	46,763	—	165
Consumer	111	58	38	207	12,530	12,737	—	37
Mortgage warehouse	—	—	—	—	—	—	—	—
Total	$1,828	$18,553	$2,887	$23,268	$952,074	$975,342	$—	$5,827

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s impaired loans by portfolio segment was as follows at December 31, 2020 and 2019:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2020
With no related allowance recorded:
Commercial real estate	$21,039	$21,312	$—	$21,356	$350
Commercial	434	441	—	476	19
Residential real estate	162	162	—	164	8
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
Total impaired with no related allowance	$21,635	$21,915	$—	$21,996	$377
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial	4,024	4,605	2,024	4,177	1
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
Total impaired with an allowance recorded	$4,024	$4,605	$2,024	$4,177	$1
Total
Commercial real estate	$21,039	$21,312	$—	$21,356	$350
Commercial	4,458	5,046	2,024	4,653	20
Residential real estate	162	162	—	164	8
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
Total impaired loans	$25,659	$26,520	$2,024	$26,173	$378

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2019
With no related allowance recorded:
Commercial real estate	$2,070	$2,082	$—	$2,144	$59
Commercial	1,348	1,745	—	2,323	26
Residential real estate	182	182	—	303	16
Construction and land development	165	165	—	273	—
Consumer	—	—	—	—	—
Total impaired with no related allowance	$3,765	$4,174	$—	$5,043	$101
With an allowance recorded:
Commercial real estate	$18,920	$18,921	$1,508	$18,921	$—
Commercial	1,978	2,085	174	2,972	—
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with an allowance recorded	$20,898	$21,006	$1,682	$21,893	$—
Total
Commercial real estate	$20,990	$21,003	$1,508	$21,065	$59
Commercial	3,326	3,830	174	5,295	26
Residential real estate	182	182	—	303	16
Construction and land development	165	165	—	273	—
Consumer	—	—	—	—	—
Total impaired loans	$24,663	$25,180	$1,682	$26,936	$101

The following summarizes TDRs entered into during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020			2019
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial real estate	9	$18,811	$20,311	—	$—	$—
Commercial	1	81	81	2	2,640	2,640
	10	$18,892	$20,392	2	$2,640	$2,640

In 2020, the Bank approved 10 TDRs. Of the 10 TDRs, seven were for one commercial real estate loan relationship totaling $20.1 million. The Bank analyzed the relationship and modified the relationship as follows:

•$16.5 million was placed on interest-only payments for three years at a reduced rate;

•$2.1 million was restructured to amortize and pay out over a 10-year term at a reduced rate; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•$1.5 million was advanced for necessary capital expenditures. The advance was placed on interest-only payments for three years at a reduced rate.

Upon completion of the restructuring in the first quarter, the commercial relationship was placed on non-accrual status and after demonstrating the ability to pay the loan under the restructured terms, it was taken off non-accrual status in the fourth quarter of 2020.

The Bank approved two TDRs for another commercial real estate relationship totaling $165,000. These loans have a reduced rate for a period of two years. The Bank also approved one TDR for a commercial loan totaling $81,000. This commercial loan was placed on an extended 6-month interest-only period with a new term and re-amortization to follow. As of December 31, 2020, these loans were paying in accordance with the restructured terms.

In 2019, the Bank approved two troubled debt restructures totaling $2.6 million. Both commercial loans were placed on an extended 12-month interest-only period with re-amortization to follow. As of December 31, 2020, one of the two loans was paid off. The remaining loan is paying as agreed upon in the modified terms.

As of December 31, 2020, an impairment analysis was performed and specific reserves of $157,000 were allocated to the relationships approved as TDRs in 2019 and 2020.

The total recorded investment in TDRs was $23.3 million and $4.2 million at December 31, 2020 and 2019, respectively. At December 31, 2020, there were no commitments to lend additional funds to borrowers whose loans were modified in troubled debt restructurings.

Additionally, the Company is working with borrowers impacted by COVID-19 and providing modifications to allow for deferral of interest or principal and interest payments on an as-needed and case-by-case basis. These modifications are excluded from troubled debt restructuring classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. As previously noted, loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES Act or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. Loan modifications made pursuant to the CARES Act or interagency guidance that were in payment deferral at December 31, 2020 totaled approximately $44.0 million. There were eight commercial real estate loans that amounted to $12.4 million, 28 commercial and industrial loans that amounted to $22.4 million, and one residential mortgage loan that amounted to $177,000. There were no consumer loans that were in payment deferral at December 31, 2020 based on modifications made pursuant to the CARES Act or interagency guidance.

Credit Quality Information

The Company utilizes a seven grade internal loan rating system for commercial real estate, construction and land development, commercial loans and mortgage warehouse as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On an annual basis, or more often if needed, the Company completes a credit recertification on all mortgage warehouse originators.

For residential real estate loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and rates such loans as pass. Ongoing monitoring is based upon the borrower’s payment activity.

Consumer loans are not formally rated.

The following tables present the Company’s loans by risk rating and portfolio segment at December 31, 2020 and 2019:

				Construction
	Commercial		Residential	and Land		Mortgage
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Warehouse	Total
December 31, 2020
Grade:
Pass	$401,541	$538,449	$—	$28,927	$—	$265,379	$1,234,296
Special mention	17,702	13,625	—	—	—	—	31,327
Substandard	19,706	13,902	1,560	—	—	—	35,168
Not formally rated	—	—	31,225	—	5,547	—	36,772
Total	$438,949	$565,976	$32,785	$28,927	$5,547	$265,379	$1,337,563
December 31, 2019
Grade:
Pass	$396,217	$433,076	$—	$46,598	$—	$—	$875,891
Special mention	1,936	14,044	—	—	—	—	15,980
Substandard	20,203	4,671	1,379	165	—	—	26,418
Not formally rated	—	—	44,316	—	12,737	—	57,053
Total	$418,356	$451,791	$45,695	$46,763	$12,737	$—	$975,342

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $14.0 million and $16.0 million at December 31, 2020 and 2019, respectively.

Certain directors and executive officers of the Company and companies in which they have significant ownership interests were customers of the Bank during 2020. The following is a summary of the loans to such persons and their companies at December 31, 2020 and 2019:

(In thousands)
Beginning balance, January 1, 2019	$11,957
Advances	5,303
Principal payments	(13,555)
Ending balance, December 31, 2019	$3,705
Beginning balance, January 1, 2020	$3,705
Advances	12,329
Principal payments	(656)
Ending balance, December 31, 2020	$15,378

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2020 and 2019:

(In thousands)	2020	2019
Land	$2,424	$2,424
Buildings and leasehold improvements	13,828	13,401
Furniture and equipment	5,308	4,854
Leasehold improvements	3,526	3,526
Construction in progress	—	29
	25,086	24,234
Accumulated depreciation and amortization	(10,370)	(9,506)
Premises and equipment, net	$14,716	$14,728

Depreciation and amortization expense was $944,000 and $1.2 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 7 — DEPOSITS

The following is a summary of deposit balances by type at December 31, 2020 and 2019:

(In thousands)	2020	2019
NOW and demand	$554,095	$369,423
Regular savings	151,341	115,593
Money market deposits	353,793	270,471
Total non-certificate accounts	1,059,229	755,487
Certificate accounts of $250,000 or more	5,167	15,575
Certificate accounts less than $250,000	173,032	78,843
Total certificate accounts	178,199	94,418
Total deposits	$1,237,428	$849,905

At December 31, 2020 and 2019, the aggregate amount of brokered certificates of deposit was $114.1 million and $48.6 million respectively. Brokered certificates of deposit are not included in the totals for time deposits in denominations over $250,000 listed above.

At December 31, 2020, the scheduled maturities for certificate accounts for each of the following five years are as follows:

(In thousands)
2021	$139,794
2022	36,161
2023	897
2024	175
2025	1,172
Total	$178,199

Deposits from related parties held by the Company at December 31, 2020 and 2019 amounted to $8.8 million and $7.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — BORROWINGS

Advances consist of funds borrowed from the FHLB. Maturities of advances from the FHLB for years ending after December 31, 2020 and 2019 are summarized as follows:

(In thousands)	2020	2019
2020	$—	$11,498
2021	—	5,000
2022	—	—
2023	8,500	8,500
2024	—	—
2025	5,000	—
Total	$13,500	$24,998

Borrowings from the FHLB, which aggregated $13.5 million and $25.0 million at December 31, 2020 and 2019, respectively, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial loans and qualified mortgage-backed government securities. At December 31, 2020, the interest rates on FHLB advances ranged from 1.21% to 3.01%, and the weighted average interest rate on FHLB advances was 2.12%. At December 31, 2020, the Company had the ability to borrow $143.8 million from the FHLB.

NOTE 9 — INCOME TAXES

The components of income tax expense are as follows for the years ended December 31, 2020 and 2019:

(In thousands)	2020	2019
Current tax expense (benefit):
Federal	$4,906	$3,477
State	1,928	1,392
Net operating loss carryforward	(7)	(9)
	6,827	4,860
Deferred tax benefit:
Federal	(1,525)	(724)
State	(677)	(325)
	(2,202)	(1,049)
Income tax expense	$4,625	$3,811

The following is a summary of the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, 2020 and 2019:

	2020	2019
Federal income tax at statutory rate	21.0%	21.0%
Increase (decrease) in tax resulting from:
State tax, net of federal tax benefit	6.0	5.8
Tax exempt income and dividends received deduction	(0.4)	(0.6)
Other	1.2	(0.1)
Effective tax rate	27.8%	26.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s gross deferred tax assets and gross deferred tax liabilities at December 31, 2020 and 2019:

(In thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$5,132	$3,837
Depreciation	—	71
Net operating loss carryforward	—	7
Employee benefit plans and share-based compensation plans	2,849	2,707
Deferred loan fees, net	1,174	613
Write down of other assets and receivables	111	—
Reserve for unfunded commitments	37	31
Net unrealized loss on securities	—	—
Other	344	164
Gross deferred tax assets	9,647	7,430
Deferred tax liabilities:
Depreciation	(5)	—
Prepaid expenses	(60)	(43)
FHLB restructure fees	—	(8)
Net unrealized holding gain on securities	(342)	(137)
Gross deferred tax liabilities	(407)	(188)
Net deferred tax asset	$9,240	$7,242

The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2020 or 2019.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2020 and 2019, there was no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2017 through December 31, 2019.

NOTE 10 — EMPLOYEE BENEFITS & Stock-BASED COMPENSATION PLANS

401(k) Plan

The Company sponsors a 401(k) plan. All employees are eligible to join the 401(k) plan. A Safe Harbor Plan was adopted by the Company effective January 1, 2007. Under the Safe Harbor Plan, the Company matches 100% of employee contributions up to 6% of compensation. In addition, the Company may make a discretionary contribution to the 401(k) plan determined on an annual basis. Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws. The expense recognized under the 401(k) plan was $781,000 and $598,000 for the years ended December 31, 2020 and 2019, respectively.

Supplemental Executive Retirement Plans

The Company has Supplemental Executive Retirement Agreements with certain executive officers. These agreements are designed to supplement the benefits available through the Company’s retirement plan. The liability for the retirement benefits amounted to $9.1 million and $7.8 million at December 31, 2020 and 2019, respectively, and is included in other liabilities. The expense recognized for these benefits was $1.3 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Old Provident established an ESOP to provide eligible employees the opportunity to own Old Provident stock. The plan is a tax-qualified plan for the benefit of all eligible Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 721,876 shares in Old Provident’s initial stock offering with the proceeds of a loan totaling $3.6 million. The loan was payable annually over 15 years at a rate per annum equal to the prime rate. In conjunction with the Conversion, the Company refinanced the original loan to the ESOP with an additional $8.2 million payable over 15 years at a rate per annum equal to the prime rate (3.25% and 4.75% as December 31, 2020 and 2019, respectively) to acquire an additional 816,992 shares at $10.00 per share, representing 8% of the shares sold in the Company’s second-step offering. After the Conversion, the unallocated shares had an average price of $8.01 per share. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The number of shares committed to be released per year through 2033 is 89,757.

Shares held by the ESOP include the following:

	December 31, 2020	December 31, 2019
Allocated	282,256	192,499
Committed to be allocated	89,758	89,757
Unallocated	1,166,854	1,256,612
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $14.0 million at December 31, 2020.

Total compensation expense recognized for the years ended December 31, 2020 and 2019 was $841,000 and $1.1 million respectively.

Stock-Based Compensation Plan

The shareholders of the Company approved the Provident Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) on November 23, 2020, which is in addition to the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the "2016 Equity Plan"), (collectively called the “Equity Incentive Plans”). Under the Equity Incentive Plans the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Incentive Plans, with 902,344 and 1,021,239 shares reserved for options under the 2016 Equity Plan and 2020 Equity Plan, respectively. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 360,935 and 408,495 under the 2016 Equity Plan and 2020 Equity Plan, respectively. The value of restricted stock grants is based on the market price of the stock on grant date. Options and awards vest ratably over 3 to 5 years.

Expense related to options and restricted stock granted to directors is recognized as directors' fees within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•Expected volatility is based on historical volatility of the Company’s common stock price.

•Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•The dividend yield assumption is based on the Company’s expectation of dividend payouts.

•The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2020	2019
Expected volatility	34.63%	31.15%
Expected life (years)	7.5	7.5
Expected dividend yield	1.04%	—%
Risk free interest rate	0.66%	1.83%
Fair value per option	$3.79	$4.80

A summary of the status of the Company’s stock option grants for the year ended December 31, 2020, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	816,057	$8.93
Granted	838,518	11.52
Forfeited	(9,844)	8.61
Exercised	—	—
Outstanding at December 31, 2020	1,644,731	$10.25	7.97	$2,934,571
Outstanding and expected to vest at December 31, 2020	1,644,731	$10.25	7.97	$2,934,571
Vested and Exercisable at December 31, 2020	626,258	$8.79	5.83	$2,028,370
Unrecognized compensation cost	$3,583,000
Weighted average remaining recognition period (years)	4.30

Total expense for the stock options was $462,000 and $406,000 for the years ended December 31, 2020 and 2019, respectively.

Restricted Stock

Shares issued upon the granting of restricted stock may come from authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will again be available for issuance under the Equity Plan. The fair market value of shares awarded, based on the market prices at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

The following table presents the activity in unvested restricted stock awards under the Equity Plan for the year ended December 31, 2020:

		Weighted
	Number of	Average
	Shares	Grant Price
Unvested restricted stock awards at January 1, 2020	140,019	$9.19
Granted	315,707	11.49
Forfeited	(3,938)	8.61
Vested	(64,105)	8.98
Unvested restricted stock awards at December 31, 2020	387,683	$11.10
Unrecognized compensation cost	$4,175,000
Weighted average remaining recognition period (years)	4.25

Total expense for the restricted stock awards was $627,000 and $593,000 for the years ended December 31, 2020 and 2019, respectively. The total fair value of shares vested during the years ended December 31, 2020 and 2019 was $631,000 and $757,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — EARNINGS PER SHARE

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

(Dollars in thousands)	2020	2019
Net income attributable to common shareholders	$11,985	$10,808
Average number of common shares issued	19,422,096	19,511,700
Less:
average unallocated ESOP shares	(1,207,892)	(1,345,983)
average unvested restricted stock	(123,975)	(152,682)
average treasury stock acquired	—	(54,849)
Average number of common shares outstanding to calculate basic earnings per common share	18,090,229	17,958,186
Effect of dilutive unvested restricted stock and stock option awards	40,796	108,782
Average number of common shares outstanding to calculate diluted earnings per common share	18,131,025	18,066,968
Earnings per common share:
Basic	$0.66	$0.60
Diluted	$0.66	$0.60

Stock options for 73,399 and 14,298 shares of common stock were not considered in computing diluted earnings per common share for 2020 and 2019, respectively, because they were antidilutive, meaning the exercise price for such options were higher than the average price for the Company for such period.

NOTE 12 — REGULATORY MATTERS

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of December 31, 2020 and 2019, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2020, the Bank exceeded the regulatory requirement for the capital conservation buffer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2019, the federal banking agencies adopted a final rule to implement Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, effective January 1, 2020, establishing a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The CARES Act temporarily lowered the community bank leverage ratio to 8% through 2020. The CBLR requirement will transition from 8% to 8.5% for the calendar year 2021 and then to 9% beginning in 2022. As of December 31, 2020, the Bank has not opted into the CBLR framework.

The Bank’s actual capital amounts and ratios at December 31, 2020 and 2019 are summarized as follows:

						To Be Well
						Capitalized Under
	Actual		For Capital			Prompt Corrective
	Capital		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2020
Total Capital (to Risk Weighted Assets)	$199,377	14.60%	$109,273	>	8.0%	$136,591	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	182,286	13.35	81,955	>	6.0	109,273	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	182,286	13.35	61,466	>	4.5	88,784	>	6.5
Tier 1 Capital (to Average Assets)	182,286	12.37	58,926	>	4.0	73,658	>	5.0
December 31, 2019
Total Capital (to Risk Weighted Assets)	$181,135	17.62%	$82,238	>	8.0%	$102,798	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	168,273	16.37	61,679	>	6.0	82,238	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	168,273	16.37	46,259	>	4.5	66,819	>	6.5
Tier 1 Capital (to Average Assets)	168,273	15.18	44,352	>	4.0	55,440	>	5.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid in a year, without prior approval of regulatory agencies, to the net income of the Bank for the year plus the retained net income of the previous two years. As of December 31, 2020, 2019 and 2018, $12.1 million, $10.7 million and $9.3 million, respectively, of retained earnings was available to pay dividends

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In October 2020, the Company announced its plan to repurchase 1,000,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. As of December 31, 2020, the Company had repurchased 724,741 shares of its outstanding common stock.

NOTE 13 — LEASES

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company’s balance sheet.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  The Company’s lease terms may include lease extension and termination options when it is reasonably certain that the Company will exercise the option.  The Company recognized right-of-use assets totaling $4.3 million and $3.7 million and operating lease liabilities totaling $4.5 million and $3.9 million at December 31, 2020 and December 31, 2019, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For the year ended December 31, 2020 and 2019, rent expense for the operating leases totaled $307,000 and $375,000, respectively.

The following table presents information regarding the Company’s operating leases:

	December 31,	December 31,
	2020	2019
Weighted-average discount rate	3.54%	3.78%
Range of lease expiration dates	2 - 15 years	4.5 - 16 years
Range of lease renewal options	5 - 20 years	20 years
Weighted-average remaining lease term	27.6 years	31.9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the undiscounted annual lease payments under the terms of the Company's operating leases at December 31, 2020, including a reconciliation to the present value of operating lease liabilities recognized in the unaudited Consolidated Balance Sheets:

(In thousands)
2021	$258
2022	261
2023	264
2024	270
2025	280
Years thereafter	6,325
Total lease payments	7,658
Less imputed interest	(3,170)
Total lease liabilities	$4,488

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in real property, accounts receivable, inventory, property, plant and equipment and income producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial instruments with off-balance sheet credit risk are as follows at December 31, 2020 and 2019:

(In thousands)	2020	2019
Commitments to originate loans	$31,920	$29,388
Letters of credit	1,682	1,463
Unadvanced portions of loans	202,015	201,921
	$235,617	$232,772

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company used the following methods and significant assumptions to estimate fair value:

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate fair values.

Debt Securities Available-For-Sale: Fair values for investments are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or pricing models. See Note 15 for further details.

Loans receivable: Fair values are based on an exit price notion in which an orderly transaction would take place between market participants at the measurement date under current market conditions.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities: The fair values disclosed for deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes assets measured at fair value on a recurring basis at December 31, 2020 and 2019:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2020
State and municipal	$10,894	$—	$10,894	$—
Asset-backed securities	4,710	—	4,710	—
Mortgage-backed securities	16,611	—	16,611	—
Totals	$32,215	$—	$32,215	$—
December 31, 2019
State and municipal	$11,206	$—	$11,206	$—
Asset-backed securities	5,500	—	5,500	—
Mortgage-backed securities	25,084	—	25,084	—
Totals	$41,790	$—	$41,790	$—

Fair Values of Assets Measured on a Nonrecurring Basis

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

The following summarizes assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2020
Impaired loans
Commercial	$2,000	$—	$—	$2,000
Totals	$2,000	$—	$—	$2,000
December 31, 2019
Impaired loans
Commercial real estate	$215	$—	$—	$215
Commercial	1,805	—	—	1,805
Totals	$2,020	$—	$—	$2,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2020
Impaired loans
Commercial	$2,000	Business valuation	Comparable company evaluations	—
December 31, 2019
Impaired loans
Commercial real estate	$215	Real estate appraisals	Discount for dated appraisals	6 - 10%
Commercial	1,805	Business valuation	Comparable company evaluations	—

The carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $4.0 million and $2.0 million with specific reserves of $2.0 million and $174,000 at December 31, 2020 and 2019, respectively. There were no outstanding impaired commercial real estate loans at December 31, 2020. The carrying amount of impaired commercial real estate loans was $273,000 with specific reserves of $58,000 at December 31, 2019.

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at December 31, 2020 and 2019:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2020
Financial assets:
Cash and cash equivalents	$83,819	$83,819	$—	$—	$83,819
Debt securities available-for-sale	32,215	—	32,215	—	32,215
Federal Home Loan Bank of Boston stock	895	N/A	N/A	N/A	N/A
Loans, net	1,314,810	—	—	1,321,143	1,321,143
Accrued interest receivable	6,371	—	6,371	—	6,371
Financial liabilities:
Deposits	1,237,428	—	1,237,867	—	1,237,867
Borrowings	13,500	—	14,016	—	14,016
December 31, 2019
Financial assets:
Cash and cash equivalents	$59,658	$59,658	$—	$—	$59,658
Debt securities available-for-sale	41,790	—	41,790	—	41,790
Federal Home Loan Bank of Boston stock	1,416	N/A	N/A	N/A	N/A
Loans, net	959,286	—	—	958,270	958,270
Accrued interest receivable	2,854	—	2,854	—	2,854
Financial liabilities:
Deposits	849,905	—	850,774	—	850,774
Borrowings	24,998	—	25,351	—	25,351

The carrying amounts of financial instruments shown above are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — ASSET PURCHASE

On January 17, 2020, the Company completed an asset purchase of a mortgage warehouse line of business, which comprised primarily of mortgage warehouse loans. This line of business was originally developed by United Bank in Connecticut. People’s United Bank, N.A. acquired United Bank in 2019 and made the business decision to no longer support the mortgage warehouse line of business developed by United Bank. The Company acquired the mortgage warehouse loan portfolio, plus aggregate accrued interest and fees, fixed assets, and prepaid expenses. The Company also assumed the employment contracts of the six employees in the department and agreed to pay all costs associated with the acquisition, which totaled $80,000 and were reflected in the Company’s income statement for the year ended December 31, 2020.

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

NOTE 17 — CONDENSED FINANCIAL STATEMENTS OF PARENT ONLY

Financial information pertaining only to Provident Bancorp, Inc. is as follows:

Provident Bancorp, Inc. - Parent Only Balance Sheet
(In thousands)	2020	2019
Assets
Cash and due from banks	$42,850	$51,634
Investment in common stock of The Provident Bank	183,343	168,737
Other assets	9,821	10,636
Total assets	$236,014	$231,007
Liabilities and Shareholders' Equity
Other liabilities	$158	$74
Shareholders' equity	235,856	230,933
Total liabilities and shareholders' equity	$236,014	$231,007

	Years Ended
Provident Bancorp, Inc. - Parent Only Income Statement	December 31,
(In thousands)	2020	2019
Total income	$371	$245
Operating expenses	494	105
Income before income taxes and equity in undistributed net income of The Provident Bank	(123)	140
Applicable income tax (benefit) provision	(34)	39
Income before equity in income of subsidiaries	(89)	101
Equity in undistributed net income of The Provident Bank	12,074	10,707
Net income	$11,985	$10,808

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended
Provident Bancorp, Inc. - Parent Only Statement of Cash Flows	December 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$11,985	$10,808
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(12,074)	(10,707)
Deferred tax benefit	111	—
Decrease (increase) in other assets	704	(7,381)
Increase in other liabilities	82	39
Net cash (used in) provided by operating activities	808	(7,241)
Cash flows from investing activities:
Investment in The Provident Bank	—	(37,631)
Purchase of other investment	—	(500)
Capital contribution from Provident Bancorp	—	372
Net cash used in investing activities	—	(37,759)
Cash flows from financing activities:
Proceeds from sale of common stock, net		91,578
Cash dividends paid on common stock	(1,636)	—
Shares surrendered related to tax withholdings on restricted stock awards	(131)	(193)
Purchase of common stock	(7,825)	—
Net cash used in financing activities	(9,592)	91,385
Net increase in cash and cash equivalents	(8,784)	46,385
Cash and cash equivalents at beginning of year	51,634	5,249
Cash and cash equivalents at end of year	$42,850	$51,634

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(In thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Interest and dividend income	$14,089	$12,129	$14,654	$12,731	$15,178	$13,316	$16,482	$13,362
Interest expense	2,017	1,971	1,619	2,130	1,183	2,259	1,112	1,788
Net interest and dividend income	12,072	10,158	13,035	10,601	13,995	11,057	15,370	11,574
Provision for loan losses	3,099	1,462	872	1,354	760	833	866	1,677
Gain on sale of securities, net	—	113	—	—	—	—	—	—
Other income	1,010	933	704	1,056	911	1,040	918	969
Total noninterest income	1,010	1,046	704	1,056	911	1,040	918	969
Total noninterest expense	8,306	6,746	8,361	6,883	9,686	6,460	9,455	7,466
Income tax expense	446	778	1,256	889	1,258	1,295	1,665	849
Net income	$1,231	$2,218	$3,250	$2,531	$3,202	$3,509	$4,302	$2,551
Earnings per share (1):
Basic	$0.06	$0.12	$0.18	$0.14	$0.18	$0.19	$0.24	$0.15
Diluted	$0.06	$0.12	$0.18	$0.14	$0.18	$0.19	$0.24	$0.15
Weighted Average Shares (1):
Basic	18,115,970	18,730,676	18,150,106	18,758,735	18,185,995	18,786,692	17,912,975	18,006,471
Diluted	18,261,282	18,807,840	18,179,858	18,895,918	18,222,766	18,965,924	18,007,580	18,135,220

___________________

(1)    Share amounts related to periods prior to the date of the Conversion (October 16, 2019) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (2.0212-to-one).