Form 10-Q
period 2021-03-31
Provident Bancorp, Inc. /MD/
filed 2021-05-13
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, there were 18,335,142 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.Financial Information

Item 1.Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
	2021	2020
(Dollars in thousands)	(unaudited)
Assets
Cash and due from banks	$17,560	$11,830
Short-term investments	115,313	71,989
Cash and cash equivalents	132,873	83,819
Debt securities available-for-sale (at fair value)	34,629	32,215
Federal Home Loan Bank stock, at cost	895	895
Loans, net of allowance for loan losses of $19,032 and $18,518 as of
March 31, 2021 and December 31, 2020, respectively	1,308,136	1,314,810
Bank owned life insurance	36,903	36,684
Premises and equipment, net	14,655	14,716
Accrued interest receivable	6,456	6,371
Right-of-use assets	4,219	4,258
Other assets	13,126	12,013
Total assets	$1,551,892	$1,505,781

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$431,028	$383,079
Interest-bearing	854,196	854,349
Total deposits	1,285,224	1,237,428
Long-term borrowings	13,500	13,500
Operating lease liabilities	4,463	4,488
Other liabilities	14,563	14,509
Total liabilities	1,317,750	1,269,925
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
18,574,127 and 19,047,544 shares issued and outstanding
at March 31, 2021 and December 31, 2020, respectively	186	191
Additional paid-in capital	133,981	139,450
Retained earnings	108,273	104,508
Accumulated other comprehensive income	873	1,058
Unearned compensation - ESOP	(9,171)	(9,351)
Total shareholders' equity	234,142	235,856
Total liabilities and shareholders' equity	$1,551,892	$1,505,781

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2021	2020
(Dollars in thousands, except per share data)	(unaudited)
Interest and dividend income:
Interest and fees on loans	$15,697	$13,760
Interest and dividends on debt securities available-for-sale	169	258
Interest on short-term investments	23	71
Total interest and dividend income	15,889	14,089
Interest expense:
Interest on deposits	911	1,646
Interest on borrowings	70	371
Total interest expense	981	2,017
Net interest and dividend income	14,908	12,072
Provision for loan losses	753	3,099
Net interest and dividend income after provision for loan losses	14,155	8,973
Noninterest income:
Customer service fees on deposit accounts	379	352
Service charges and fees - other	350	460
Bank owned life insurance income	219	179
Other income	70	19
Total noninterest income	1,018	1,010
Noninterest expense:
Salaries and employee benefits	6,477	5,402
Occupancy expense	412	441
Equipment expense	122	137
Deposit insurance	106	31
Data processing	321	225
Marketing expense	37	64
Professional fees	431	386
Directors' compensation	254	194
Software depreciation and implementation	246	200
Write down of other assets and receivables	—	500
Other	807	726
Total noninterest expense	9,213	8,306
Income before income tax expense	5,960	1,677
Income tax expense	1,663	446
Net income	$4,297	$1,231
Earnings per share:
Basic	$0.25	$0.07
Diluted	$0.24	$0.07
Weighted Average Shares:
Basic	17,263,759	18,115,970
Diluted	17,558,160	18,261,282

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
(In thousands)
Net income	$4,297	$1,231
Other comprehensive income:
Unrealized holding (losses) gains arising during the period on debt securities available-for-sale	(244)	10
Unrealized gain	(244)	10
Income tax effect	59	(27)
Total other comprehensive loss	(185)	(17)
Comprehensive income	$4,112	$1,214

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended March 31, 2021 and 2020
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Income (Loss)	ESOP	Total
Balance, December 31, 2020	19,047,544	$191	$139,450	$104,508	$1,058	$(9,351)	$235,856
Net income	—	—	—	4,297	—	—	4,297
Dividends declared ($0.03 per share)	—	—	—	(532)	—	—	(532)
Other comprehensive loss	—	—	—	—	(185)	—	(185)
Stock-based compensation expense, net of forfeitures	—	—	604	—	—	—	604
Repurchase of common stock	(473,215)	(5)	(6,177)	—	—	—	(6,182)
Shares surrendered related to tax withholdings on restricted stock awards	(202)	—	(2)	—	—	—	(2)
ESOP shares earned	—	—	106	—	—	180	286
Balance, March 31, 2021	18,574,127	$186	$133,981	$108,273	$873	$(9,171)	$234,142

Balance, December 31, 2019	19,473,818	$195	$146,174	$94,159	$458	$(10,053)	$230,933
Net income	—	—	—	1,231	—	—	1,231
Other comprehensive loss	—	—	—	—	(17)	—	(17)
Stock-based compensation expense	—	—	261	—	—	—	261
Restricted stock award grant forfeiture	2,430	—	—	—	—	—	—
ESOP shares earned	—	—	65	—	—	185	250
Balance, March 31, 2020	19,476,248	$195	$146,500	$95,390	$441	$(9,868)	$232,658

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$4,297	$1,231
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	51	78
ESOP expense	286	250
Change in deferred loan fees, net	864	494
Provision for loan losses	753	3,099
Depreciation and amortization	252	266
Increase in accrued interest receivable	(85)	(132)
Deferred tax benefit	(634)	—
Share-based compensation expense	604	261
Bank owned life insurance income	(219)	(179)
Principal repayments of operating lease obligations	(25)	(15)
(Increase) decrease in other assets	(419)	25
Increase (decrease) in other liabilities	54	(1,275)
Net cash provided by operating activities	5,779	4,103

Cash flows from investing activities:
Purchases of debt securities available-for-sale	(5,038)	—
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	2,329	2,641
Purchase of Federal Home Loan Bank stock	—	(1,320)
Loan originations and purchases, net of paydowns	5,057	(106,917)
Cash paid for mortgage warehouse asset purchase, net	—	(66,962)
Additions to premises and equipment	(153)	(420)
Net cash used in investing activities	2,195	(172,978)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cash flows from financing activities:
Net increase in noninterest-bearing accounts	47,949	22,639
Net (decrease) increase in interest-bearing accounts	(153)	20,988
Repurchase of common stock	(6,182)	—
Cash dividends paid on common stock	(532)	—
Net change in short-term borrowings	—	100,012
Shares surrendered related to tax withholdings on restricted stock awards	(2)	—
Net cash provided by financing activities	41,080	143,639

Net increase (decrease) in cash and cash equivalents	49,054	(25,236)
Cash and cash equivalents at beginning of period	83,819	59,658
Cash and cash equivalents at end of period	$132,873	$34,422

Supplemental disclosures:
Interest paid	$981	$2,017
Income taxes paid	423	329
Reclassification of premises and equipment to other assets	—	3
Recognition of right-of-use assets	—	693
Recognition of operating lease liabilities	—	693

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Maryland corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2020 have been reclassified to be consistent with the 2021 consolidated financial statement presentation and had no effect on the net income reported in the consolidated statements of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, The Provident Bank (“BankProv” or the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation, and 5 Market Street Security Corporation. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account. All significant inter-company balances and transactions have been eliminated in consolidation.

(2)    Corporate Structure

The Company is a Maryland corporation whose primary purpose is to act as the holding company for the Bank. The Bank, headquartered in Amesbury, Massachusetts, operates its business from seven banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Bedford, and Seabrook, New Hampshire. The Bank also has two loan production offices in Boston, Massachusetts and Ponte Vedra, Florida. Our primary deposit products are checking, savings and term certificate accounts and our primary lending products are commercial mortgages and commercial loans. BankProv is a commercial bank for corporate clients, specializing in offering adaptive and technology-first banking solutions to niche markets, including cryptocurrency, renewable energy, fin-tech and search fund lending.

(3)    COVID-19

Since the distribution of COVID-19 vaccinations began in December, significant progress has been made to combat the spread of the virus and as a result, there has been an uptick in economic activity, particularly those industries that had been most heavily impacted by the economic downturn caused by the COVID-19 pandemic. Despite the progress, COVID-19 has caused significant disruption in the U.S. economy and has adversely impacted a broad range of industries in which the Company’s customers operate which could impair their ability to fulfill their financial obligations. It is not possible to know the full extent of these impacts as of the date of this filing, detailed below are potentially material items of which we are aware.

Congress, the President, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to trouble debt restructurings (TDR) for a limited period of time to account for the effects of COVID-19. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted on December 27, 2020, providing for a second round of PPP loans (“PPP-2”). Also on December 27, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law. Section 541 of the CAA extends the provision in Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings”, to January 1, 2022. The Federal Reserve also took actions to mitigate the economic impact of the COVID-19 pandemic, including cutting the federal funds rate 150 basis points and targeting a 0 to 25 basis point rate. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the Economic Aid Act) amended the PPP by extending the authority of the SBA to guarantee loans and the ability of PPP lenders to disburse PPP loans until March 31, 2021. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extends the PPP application deadline to May 31, 2021, and provides the SBA additional time to process applications through June 30, 2021.

Financial position and results of operations

In keeping with the guidance from regulators, the Company continues to work with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds, account maintenance, minimum balance, and ATM fees. These reductions in fees are thought to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. Management continues to monitor and measure the impact on its assets and operations. In addition, the Company is actively working with COVID-19 affected borrowers, in accordance with the guidance from regulators, to defer payments, interest and fees. Management continues to monitor and measure the impact and potential future impact on operations.

Allowance for loan losses

Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for credit losses, which could cause the provision for loan losses to increase. It also is possible that asset quality could worsen, expenses associated with collection efforts could increase and loan charge-offs could increase. The Company is actively participating in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government; if that should change, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

In accordance with guidance issued by federal banking agencies, the Company is actively working with borrowers that may be unable to meet contractual obligations due to the effects of COVID-19 by providing modifications to allow for deferral of interest or principal and interest payments on an as-needed and case-by-case basis. In order to mitigate the risk associated with these modifications the Company has incorporated covenants that require borrowers to submit quarterly financial statements, prohibit them from distributing funds to any owner or stockholder (with the exception of payroll) and also prohibit them from making any payments on debt owed to subordinated debt holders for the duration of their modification. If borrowers are unable to return to their normal payment plan following their modification period, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

Valuation

Valuation and fair value measurement challenges may occur. For example, COVID-19 could cause a further and sustained decline in the financial markets or the occurrence of what management would deem a valuation triggering event that could result in an impairment charge to earnings, such as our investment securities.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminated, added and modified certain disclosure requirements for fair value measurements. Among the changes, entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted the provision of ASU 2018-13 effective January 1, 2020 and the adoption did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU simplifies the accounting for income taxes and is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective application through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption. The Company adopted the provision of ASU 2019-12 effective January 1, 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

In October 2020, the FASB issued ASU No. 2020-08, Receivables (Topic 310) – Nonrefundable Fees and Other Costs (“ASU 2020-08”), to provide further clarification and update the previously issued guidance in ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 shortened the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. The Company early adopted the provisions of ASU 2017-08, effective January 1, 2017. ASU 2017-08 requires that at each reporting period, to the extent that the amortized cost of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess premium should be amortized to the next call date. ASU 2020-08 is effective for fiscal years ending after December 15, 2020 and early adoption was not permitted. The provisions under ASU 2020-08 are required to be applied prospectively. The Company adopted the provision of ASU 2020-08 effective January 1, 2021 and the adoption did not have a material impact on the consolidated financial statements.

(5)    Investment Securities

The following summarizes the amortized cost and fair value of securities available-for-sale at March 31, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
March 31, 2021
State and municipal securities	$9,872	$538	$—	$10,410
Asset-backed securities	9,235	196	—	9,431
Government mortgage-backed securities	14,366	430	8	14,788
Total debt securities available-for-sale	$33,473	$1,164	$8	$34,629
December 31, 2020
State and municipal securities	$10,211	$683	$—	$10,894
Asset-backed securities	4,432	278	—	4,710
Government mortgage-backed securities	16,172	449	10	16,611
Total debt securities available-for-sale	$30,815	$1,410	$10	$32,215

The scheduled maturities of debt securities at March 31, 2021 are summarized in the table below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$591	$636
Due after five years through ten years	912	917
Due after ten years	8,369	8,857
Government mortgage-backed securities	14,366	14,788
Asset-backed securities	9,235	9,431
	$33,473	$34,629

There were no realized gains or losses on sales and calls during the three months ended March 31, 2021 or March 31, 2020.

Securities with carrying amounts of $19.2 million and $21.3 million were pledged to secure available borrowings with the Federal Reserve Bank and Federal Home Loan Bank at March 31, 2021 and December 31, 2020, respectively.

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

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at March 31, 2021 and December 31, 2020:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2021
Temporarily impaired securities:
Government mortgage-backed securities	$—	$—	$750	$8	$750	$8
Total temporarily impaired debt securities	$—	$—	$750	$8	$750	$8

December 31, 2020
Temporarily impaired securities:
Government mortgage-backed securities	$—	$—	$817	$10	$817	$10
Total temporarily impaired debt securities	$—	$—	$817	$10	$817	$10

Government mortgage-backed securities: The gross unrealized losses on government mortgage-backed securities were primarily attributable to relative changes in interest rates since the time of purchase. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2021.

(6)    Loans

A summary of loans is as follows:

	At	At
	March 31,	December 31,
(In thousands)	2021	2020
Commercial real estate	$435,034	$438,949
Commercial (1)	585,352	565,976
Residential real estate	29,901	32,785
Construction and land development	33,778	28,927
Consumer	4,136	5,547
Mortgage warehouse	244,066	265,379
	1,332,267	1,337,563
Allowance for loan losses	(19,032)	(18,518)
Deferred loan fees, net (2)	(5,099)	(4,235)
Net loans	$1,308,136	$1,314,810

(1)Includes $57.5 million and $41.8 million in PPP loans at March 31, 2021 and December 31, 2020, respectively.

(2)Includes $1.7 million and $933,000 in deferred fees related to PPP loans at March 31, 2021 and December 31, 2020, respectively.

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021 and 2020:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2020	$6,095	$10,543	$184	$447	$586	$663	$—	$18,518
Charge-offs	(150)	(43)	—	—	(156)	—	—	(349)
Recoveries	81	—	—	—	29	—	—	110
Provision (credit)	76	1,012	(29)	5	(14)	(297)	—	753
Balance at March 31, 2021	$6,102	$11,512	$155	$452	$445	$366	$—	$19,032

Balance at December 31, 2019	$6,104	$6,086	$254	$749	$650	$—	$1	$13,844
Charge-offs	—	(97)	—	—	(229)	—	—	(326)
Recoveries	—	7	4	—	46	—	—	57
Provision (credit)	395	1,765	(45)	40	582	296	66	3,099
Balance at March 31, 2020	$6,499	$7,761	$213	$789	$1,049	$296	$67	$16,674

The following table sets forth information regarding the allowance for loan losses and related loan balances by portfolio segment at March 31, 2021 and December 31, 2020:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
March 31, 2021
Allowance for loan losses:
Ending balance:
Individually evaluated
for impairment	$—	$3,410	$—	$—	$—	$—	$3,410
Ending balance:
Collectively evaluated
for impairment	6,102	8,102	155	452	445	366	15,622
Total allowance for loan
losses ending balance	$6,102	$11,512	$155	$452	$445	$366	$19,032

Loans (1):
Ending balance:
Individually evaluated
for impairment	$20,886	$6,713	$161	$—	$—	$—	$27,760
Ending balance:
Collectively evaluated
for impairment	414,148	578,639	29,740	33,778	4,136	244,066	1,304,507
Total loans ending balance	$435,034	$585,352	$29,901	$33,778	$4,136	$244,066	$1,332,267

(1)Balances represent gross loans. The difference between gross loans versus recorded investment, which would consist of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs, is not material.

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
December 31, 2020
Allowance for loan losses:
Ending balance:
Individually evaluated
for impairment	$—	$2,024	$—	$—	$—	$—	$2,024
Ending balance:
Collectively evaluated
for impairment	6,095	8,519	184	447	586	663	16,494
Total allowance for loan
losses ending balance	$6,095	$10,543	$184	$447	$586	$663	$18,518

Loans (1):
Ending balance:
Individually evaluated
for impairment	$21,039	$4,458	$162	$—	$—	$—	$25,659
Ending balance:
Collectively evaluated
for impairment	417,910	561,518	32,623	28,927	5,547	265,379	1,311,904
Total loans ending balance	$438,949	$565,976	$32,785	$28,927	$5,547	$265,379	$1,337,563

(1)Balances represent gross loans. The difference between gross loans versus recorded investment, which would consist of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs, is not material.

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at March 31, 2021 and December 31, 2020:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans
March 31, 2021
Commercial real estate	$—	$—	$—	$—	$435,034	$435,034	$—	$—
Commercial	53	—	247	300	585,052	585,352	—	6,469
Residential real estate	80	345	747	1,172	28,729	29,901	—	969
Construction and
land development	—	—	—	—	33,778	33,778	—	—
Consumer	4	26	16	46	4,090	4,136	—	17
Mortgage warehouse	—	—	—	—	244,066	244,066	—	—
Total	$137	$371	$1,010	$1,518	$1,330,749	$1,332,267	$—	$7,455

December 31, 2020
Commercial real estate	$—	$—	$—	$—	$438,949	$438,949	$—	$—
Commercial	4,358	—	291	4,649	561,327	565,976	—	4,198
Residential real estate	255	346	1,030	1,631	31,154	32,785	—	1,156
Construction and
land development	—	—	—	—	28,927	28,927	—	—
Consumer	61	21	64	146	5,401	5,547	—	65
Mortgage warehouse	—	—	—	—	265,379	265,379	—	—
Total	$4,674	$367	$1,385	$6,426	$1,331,137	$1,337,563	$—	$5,419

The following tables provide information with respect to the Company’s impaired loans:

	March 31, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$20,886	$21,108	$—	$21,039	$21,312	$—
Commercial	473	512	—	434	441	—
Residential real estate	161	161	—	162	162	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired with no related allowance	21,520	21,781	—	21,635	21,915	—

With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Commercial	6,240	6,910	3,410	4,024	4,605	2,024
Residential real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired with an allowance recorded	6,240	6,910	3,410	4,024	4,605	2,024

Total
Commercial real estate	20,886	21,108	—	21,039	21,312	—
Commercial	6,713	7,422	3,410	4,458	5,046	2,024
Residential real estate	161	161	—	162	162	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired loans	$27,760	$28,691	$3,410	$25,659	$26,520	$2,024

	Three Months Ended March 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$20,961	$183	$2,041	$19
Commercial	502	3	694	6
Residential real estate	162	2	165	3
Construction and land development	—	—	165	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with no related allowance	21,625	188	3,065	28
With an allowance recorded:
Commercial real estate	—	—	20,403	211
Commercial	6,295	2	2,480	1
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with an allowance recorded	6,295	2	22,883	212
Total
Commercial real estate	20,961	183	22,444	230
Commercial	6,797	5	3,174	7
Residential real estate	162	2	165	3
Construction and land development	—	—	165	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired loans	$27,920	$190	$25,948	$240

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

The following tables summarize TDRs entered into during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial	3	$1,868	$1,868	7	$18,646	$20,146
	3	$1,868	$1,868	7	$18,646	$20,146

During the three months ended March 31, 2021, the Company approved three TDRs all related to one commercial relationship. A troubled debt restructuring was completed to provide the borrower with a three month principal and interest deferral through April 2021. As of December 31, 2020, this loan was deemed impaired, placed on non-accrual status and specific reserves of $1.8 million were allocated. During the three months ended March 31, 2021 the specific reserves were reduced to $1.7 million due to a decrease in the loan balance. As of March 31, 2021, this commercial relationship remained on non-accrual status.

During the three months ended March 31, 2020, the Company approved seven TDRs for one commercial real estate loan relationship totaling $20.1 million. The Bank analyzed the relationship and modified the relationship as follows:

•$16.5 million was placed on interest-only payments for three years at a reduced rate;

•$2.1 million was restructured to amortize and pay out over a 10-year term at a reduced rate; and

•$1.5 million was advanced for necessary capital expenditures. The advance was placed on interest-only payments for three years at a reduced rate.

Upon completion of the restructuring in the first quarter of 2020, the commercial relationship was placed on non-accrual status and after demonstrating the ability to pay the loan under the restructured terms, it was taken off non-accrual status in the fourth quarter of 2020 and specific reserves of $1.2 million were removed due to sufficient collateral. As of March 31, 2021, these loans were paying in accordance with the restructured terms and no new specific reserves have been attributed to the relationship.

The total recorded investment in TDRs was $23.3 million at March 31, 2021 and December 31, 2020. As of March 31, 2021, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

Additionally, the Company is working with borrowers impacted by COVID-19 and providing modifications to allow for deferral of interest or principal and interest payments on an as-needed and case-by-case basis. These modifications are excluded from troubled debt restructuring classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. As previously noted, loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES Act or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. Loan modifications made pursuant to the CARES Act or interagency guidance that were in payment deferral at March 31, 2021 and December 31, 2020 totaled approximately $44.4 million and $44.0 million, respectively. At March 31, 2021, there were eight commercial real estate loans that amounted to $16.0 million, 26 commercial and industrial loans that amounted to $19.1 million, and one construction loan that amounted to $9.3 million that were in payment deferral pursuant to the CARES Act or interagency guidance. There were no consumer, residential or mortgage warehouse loans that were in payment deferral at March 31, 2021 based on modifications made pursuant to the CARES Act or interagency guidance. At December 31, 2020 there were eight commercial real estate loans that amounted to $12.4 million, 28 commercial and industrial loans that amounted to $22.4 million, one construction and land development loan that amounted to $9.0 million, and one residential mortgage loan that amounted to $177,000 that were in payment deferral pursuant to the CARES Act or interagency guidance. There were no consumer or mortgage warehouse loans that were in payment deferral at December 31, 2020 based on modifications made pursuant to the CARES Act or interagency guidance.

The following tables present the Company’s loans by risk rating and portfolio segment at March 31, 2021 and December 31, 2020:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
March 31, 2021
Grade:
Pass	$399,075	$551,157	$—	$32,740	$—	$244,066	$1,227,038
Special mention	16,253	16,679	—	—	—	—	32,932
Substandard	19,706	13,211	962	1,038	—	—	34,917
Doubtful	—	4,305	—	—	—	—	4,305
Not formally rated	—	—	28,939	—	4,136	—	33,075
Total	$435,034	$585,352	$29,901	$33,778	$4,136	$244,066	$1,332,267

December 31, 2020
Grade:
Pass	$401,541	$538,449	$—	$28,927	$—	$265,379	$1,234,296
Special mention	17,702	13,625	—	—	—	—	31,327
Substandard	19,706	13,902	1,560	—	—	—	35,168
Not formally rated	—	—	31,225	—	5,547	—	36,772
Total	$438,949	$565,976	$32,785	$28,927	$5,547	$265,379	$1,337,563

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

Consumer loans are not formally rated.

(7)    Deposits

A summary of deposit balances, by type is as follows:

	March 31,	December 31,
(In thousands)	2021	2020
NOW and demand	$584,684	$554,095
Regular savings	155,399	151,341
Money market deposits	386,842	353,793
Total non-certificate accounts	1,126,925	1,059,229

Certificate accounts of $250,000 or more	5,186	5,167
Certificate accounts less than $250,000	153,113	173,032
Total certificate accounts	158,299	178,199
Total deposits	$1,285,224	$1,237,428

(8)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”). Maturities of advances from the FHLB as of March 31, 2021 are summarized as follows:

(In thousands)
Fiscal Year-End
2023	$8,500
2025	5,000
Total	$13,500

Borrowings from the FHLB, which aggregated $13.5 million at March 31, 2021, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one- to four- family properties, certain commercial loans and qualified mortgage-backed government securities. The interest rates on FHLB advances ranged from 1.21% to 3.01%, and the weighted average interest rate on FHLB advances was 2.11% at March 31, 2021. All the FHLB borrowings at March 31, 2021 are long-term with an original maturity of more than one year.

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

The following summarizes financial instruments measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2021
State and municipal securities	$10,410	$—	$10,410	$—
Asset-backed securities	9,431	—	9,431	—
Mortgage-backed securities	14,788	—	14,788	—
Totals	$34,629	$—	$34,629	$—

December 31, 2020
State and municipal securities	$10,894	$—	$10,894	$—
Asset-backed securities	4,710	—	4,710	—
Mortgage-backed securities	16,611	—	16,611	—
Totals	$32,215	$—	$32,215	$—

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

The following summarizes assets measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2021
Impaired loans
Commercial	$2,830	$—	$—	$2,830
Totals	$2,830	$—	$—	$2,830

December 31, 2020
Impaired loans
Commercial	$2,000	—	$—	$2,000
Totals	$2,000	$—	$—	$2,000

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2021
Impaired loans
Commercial	$2,830	Business valuation	Comparable company evaluations	5% - 10%

December 31, 2020
Impaired loans
Commercial	$2,000	Business valuation	Comparable company evaluations	—

The carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $6.2 million and $4.0 million with specific reserves of $3.4 million and $2.0 million at March 31, 2021 and December 31, 2020, respectively.

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at March 31, 2021 and December 31, 2020:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
March 31, 2021
Financial assets:
Cash and cash equivalents	$132,873	$132,873	$—	$—	$132,873
Available-for-sale debt securities	34,629	—	34,629	—	34,629
Federal Home Loan Bank of Boston stock	895	N/A	N/A	N/A	N/A
Loans, net	1,308,136	—	—	1,316,830	1,316,830
Accrued interest receivable	6,456	—	6,456	—	6,456
Financial liabilities:
Deposits	1,285,224	—	1,285,513	—	1,285,513
Borrowings	13,500	—	13,957	—	13,957

December 31, 2020
Financial assets:
Cash and cash equivalents	$83,819	$83,819	$—	$—	$83,819
Available-for-sale debt securities	32,215	—	32,215	—	32,215
Federal Home Loan Bank of Boston stock	895	N/A	N/A	N/A	N/A
Loans, net	1,314,810	—	—	1,321,143	1,321,143
Accrued interest receivable	6,371	—	6,371	—	6,371
Financial liabilities:
Deposits	1,237,428	—	1,237,867	—	1,237,867
Borrowings	13,500	—	14,016	—	14,016

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of March 31, 2021 and December 31, 2020, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At March 31, 2021, the Bank exceeded the regulatory requirement for the capital conservation buffer.

In September 2019, the federal banking agencies adopted a final rule to implement Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, effective January 1, 2020, establishing a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The CARES Act temporarily lowered the community bank leverage ratio to 8% through 2020. The CBLR requirement transitioned from 8% to 8.5% for calendar year 2021 and will transition to 9% beginning in 2022. As of March 31, 2021, the Bank has not opted into the CBLR framework.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
March 31, 2021
Total Capital (to Risk Weighted Assets)	$204,328	15.17%	$107,741	>	8.0%	$134,676	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	187,467	13.92	80,805	>	6.0	107,741	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	187,467	13.92	60,604	>	4.5	87,539	>	6.5
Tier 1 Capital (to Average Assets)	187,467	12.28	61,074	>	4.0	76,343	>	5.0
December 31, 2020
Total Capital (to Risk Weighted Assets)	$199,377	14.60%	$109,273	>	8.0%	$136,591	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	182,286	13.35	81,955	>	6.0	109,273	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	182,286	13.35	61,466	>	4.5	88,784	>	6.5
Tier 1 Capital (to Average Assets)	182,286	12.37	58,926	>	4.0	73,658	>	5.0

Liquidation Accounts

Upon the completion of the Company’s initial stock offering in 2015 and the second step offering in 2019, liquidation accounts were established for the benefit of certain depositors of the Bank in amounts equal to:

1.The percentage ownership interest in the equity of the Company prior to the initial stock offering held by persons other than MHC as of the date of the latest balance sheet contained in the prospectus utilized in connection with the offering.

2.The MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the 2019 prospectus plus the MHC’s net assets (excluding its ownership of the Company).

The Company and the Bank are not permitted to pay dividends on their capital stock if the shareholders’ equity of the Company, or the shareholder’s equity of the Bank, would be reduced below the amount of the respective liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid in a year, without prior approval of regulatory agencies, to the net income of the Bank for the year plus the retained net income of the previous two years. For the three months ended March 31, 2021 net income of the Bank was $4.3 million and for the years ended December 31, 2020 and 2019, $12.1 million and $10.7 million, respectively, of retained earnings was available to pay dividends. For the three months ended March 31, 2020 net income of the Bank was $1.2 million and for the years ended December 31, 2019 and 2018, $10.7 million and $9.3 million, respectively, of retained earnings was available to pay dividends.

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In October 2020, the Company announced its plan to repurchase 1,000,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. The Company completed the repurchase of 1,000,000 shares of its common stock under this repurchase program in February 2021. In March 2021, the Company announced its plan to repurchase 1,400,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. During the three months ended March 31, 2021, the Company had repurchased 473,215 shares of its outstanding common stock under these programs.

(11)    Employee Stock Ownership Plan

The Bank established an ESOP to provide eligible employees the opportunity to own company stock. The plan is a tax-qualified plan for the benefit of all Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired a total of 1,538,868 shares between the initial and second-step stock offerings with the proceeds of a loan totaling $11.8 million. The loan is payable over 15 years at a rate per annum equal to the prime rate (3.25% as of December 31,

2020). Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The number of shares committed to be released per year through 2033 is 89,757.

Shares held by the ESOP include the following:

	March 31, 2021	December 31, 2020
Allocated	372,014	282,256
Committed to be allocated	22,439	89,758
Unallocated	1,144,415	1,166,854
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $16.5 million at March 31, 2021.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2021 and 2020 was $286,000 and $250,000, respectively.

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2021	2020
Net Income attributable to common shareholders	$4,297	$1,231

Average number of common shares issued	18,774,844	19,476,248
Less:
average unallocated ESOP shares	(1,151,892)	(1,241,654)
average unvested restricted stock	(359,193)	(118,624)
Average number of common shares outstanding
to calculate basic earnings per common share	17,263,759	18,115,970

Effect of dilutive unvested restricted stock and stock option awards	294,401	145,312
Average number of common shares outstanding
to calculate diluted earnings per common share	17,558,160	18,261,282

Earnings per common share:
Basic	$0.25	$0.07
Diluted	$0.24	$0.07

Stock options for 902,505 and 69,998 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2021 and 2020, respectively, because they were antidilutive, meaning the exercise price for such options were higher than the average price for the Company for such period.

(13)    Share-Based Compensation

The shareholders of the Company approved the Provident Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) on November 23, 2020, which is in addition to the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan”), (collectively called the “Equity Incentive Plans”). Under the Equity Incentive Plans the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Incentive Plans, with 902,344 and 1,021,239 shares reserved for options under the 2016 Equity Plan and 2020 Equity Plan, respectively. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 360,935 and 408,495 under the 2016 Equity Plan and 2020 Equity Plan, respectively. The value of restricted stock grants is based on the market price of the stock on grant date. Options and awards vest ratably over 3 to 5 years.

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•Expected volatility is based on historical volatility because the Company’s common stock price.

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

A summary of the status of the Company’s stock option grants for the nine months ended March 31, 2021 is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,644,731	$10.25
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at March 31, 2021	1,644,731	$10.25	7.72	$6,830,010
Outstanding and expected to vest at March 31, 2021	1,644,731	$10.25	7.72	$6,830,010
Vested and Exercisable at March 31, 2021	628,689	$8.81	5.59	$3,517,525
Unrecognized compensation cost	$3,311,000
Weighted average remaining recognition period (years)	4.14

For the three months ended March 31, 2021 and 2020, total expense for the stock options was $272,000 and $111,000, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plan for the three months ended March 31, 2021:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2020	387,683	$11.10
Granted	—	—
Forfeited	—	—
Vested	(810)	12.35
Unvested restricted stock awards at March 31, 2021	386,873	$11.10
Unrecognized compensation cost	$3,844,000
Weighted average remaining recognition period (years)	4.10

For the three months ended March 31, 2021 and 2020, total expense for the restricted stock awards was $332,000 and $150,000, respectively.

(14)    Leases

The Company recognized right-of-use assets (“ROU”) totaling $4.2 million and $4.3 million at March 31, 2021 and December 31, 2020, respectively, and operating lease liabilities totaling $4.5 million at March 31, 2021 and December 31, 2020. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and no included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For the three months ended March 31, 2021 and 2020, rent expense for the operating leases totaled $79,000 and $71,000, respectively.

The following table presents information regarding the Company’s operating leases:

	March 31,	December 31,
	2021	2020
Weighted-average discount rate	3.55%	3.54%
Range of lease expiration dates	2 - 14.5 years	2 - 15 years
Range of lease renewal options	5 - 20 years	5 - 20 years
Weighted-average remaining lease term	27.5 years	27.6 years

The following table presents the undiscounted annual lease payments under the terms of the Company's operating leases at March 31, 2021 and December 31, 2020, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

	March 31,	December 31,
Fiscal Year-End	2021	2020
(In thousands)	(unaudited)
2021	$193	$258
2022	261	261
2023	264	264
2024	270	270
2025	280	280
Thereafter	6,325	6,325
Total lease payments	7,593	7,658
Less imputed interest	(3,130)	(3,170)
Total lease liabilities	$4,463	$4,488

The lease liabilities recognized include certain lease extensions as it is expected that the Company will use substantially all lease renewal options.

(15)    Revenue Recognition

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 is intended to assist in understanding our financial condition and results of operations. Operating results for the three-month period ended March 31, 2021 may not be indicative of results for all of 2021 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the gradual reopening of business will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to remain substantially reopened, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend; our cyber security risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by all loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factors are adjusted for the following qualitative factors: levels/trends in delinquencies and non-accruals; economic conditions, portfolio trends, portfolio concentrations, loan grading and management’s discretion. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2021 or during the year ended December 31, 2020.

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

Balance Sheet Analysis

Assets. Total assets were $1.55 billion at March 31, 2021, representing an increase of $46.1 million, or 3.1%, from $1.51 billion at December 31, 2020. The increase resulted primarily from increases in cash and cash equivalents of $49.1 million, and debt securities available-for-sale of $2.4 million, partially offset by a decrease in net loans of $6.7 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $49.1 million, or 58.5%, to $132.9 million at March 31, 2021 from $83.8 million at December 31, 2020. The increase in cash and cash equivalents is primarily due to an increase in deposits and loan repayments.

Securities. Investments in debt securities available-for-sale increased $2.4 million, or 7.5%, to $34.6 million at March 31, 2021 from $32.2 million at December 31, 2020. The increase resulted primarily from the purchase of a $5.0 million asset-backed security offset by principal paydowns on government mortgage-backed securities.

Loans. At March 31, 2021, net loans were $1.308 billion, or 84.3% of total assets, compared to $1.315 billion, or 87.3% of total assets, at December 31, 2020. Decreases in mortgage warehouse loans of $21.3 million, or 8.0%, commercial real estate loans of $3.9 million or 0.9%, residential real estate loans of $2.9 million, or 8.8% and consumer loans of $1.4 million, or 25.4% were partially offset by an increase in commercial loans of $19.4 million, or 3.4%, and an increase in construction and land development loans of $4.9 million, or 16.8%. Our commercial loan growth was primarily due to increases in SBA PPP loans and renewable energy loans. SBA PPP loans increased $15.7 million, or 37.5%, to $57.5 million at March 31, 2021 from $41.8 million at December 31, 2020 following the SBA’s approval of a second round of PPP loans. Renewable energy loans increased $4.0 million, or 10.9%, to $41.2 million at March 31, 2021 from $37.2 million at December 31, 2020. The increase in commercial loan growth was slightly offset by a decrease in our enterprise value portfolio, which we also refer to as search fund lending, merger and acquisition, re-capitalization, and shareholder/partner buyout loans. The decrease of $3.4 million in enterprise value loans, or 1.2%, to $282.7 million at March 31, 2021 from $286.1 million at December 31, 2020, was primarily the result of loan paydowns.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	March 31,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Commercial real estate	$435,034	32.65%	$438,949	32.82%
Commercial	585,352	43.94%	565,976	42.31%
Residential real estate	29,901	2.24%	32,785	2.46%
Construction and land development	33,778	2.54%	28,927	2.16%
Consumer	4,136	0.31%	5,547	0.41%
Mortgage warehouse	244,066	18.32%	265,379	19.84%
	1,332,267	100.00%	1,337,563	100.00%
Allowance for loan losses	(19,032)		(18,518)
Deferred loan fees, net	(5,099)		(4,235)
Net loans	$1,308,136		$1,314,810

Deposits. Total deposits increased $47.8 million, or 3.9%, to $1.29 billion at March 31, 2021 from $1.24 billion at December 31, 2020. The increase in deposits was due to an increase of $33.1 million, or 9.3%, in money market accounts, an increase of $30.6 million, or 5.5%, in NOW and demand deposits and an increase of $4.1 million, or 2.7%, in savings accounts, partially offset by a decrease of $19.9 million, or 11.2%, in time deposits. Money market deposits and NOW and demand deposits increased primarily due to funds from the origination of PPP loans and increased deposit balances from new and expanded relationships with digital asset customers, which totaled $53.7 million at March 31, 2021 compared to $30.9 million at December 31, 2020. The expansion in our digital asset relationships are the direct result of initiatives by the Bank to expand our services and customer base in the cryptocurrency space. The Bank serves digital asset customers by providing robust fiat banking products for exchanges, brokers and institutional investors without providing custody solutions or storage of the cryptocurrency. These offerings to digital asset customers has enabled us to focus on growing our non-interest bearing demand deposits. Total non-interest bearing deposits to total deposits was 33.5% as of March 31, 2021 compared to 31.0% as of December 31, 2020. With the successful increases in our digital assets, we were able to decrease time deposits by rolling off brokered certificates of deposit as they matured.

Shareholders’ Equity. Total shareholders’ equity decreased $1.7 million, or 0.7%, to $234.1 million at March 31, 2021, from $235.9 million at December 31, 2020. The decrease was primarily due to the repurchase of common stock of $6.2 million, $532,000 from dividends paid and a decrease in other comprehensive income of $185,000, partially offset by net income of $4.3 million, stock-based compensation expense of $604,000, and employee stock ownership plan shares earned of $286,000. Book value per share increased to $12.61 at March 31, 2021 from $12.38 at December 31, 2020.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans:
Real estate:
Commercial	$—	$—
Residential	969	1,156
Construction and land development	—	—
Commercial	6,469	4,198
Consumer	17	65
Mortgage warehouse	—	—
Total non-accrual loans	7,455	5,419

Accruing loans past due 90 days or more	—	—
Other real estate owned	—	—
Total non-performing assets	$7,455	$5,419

Total loans (1)	$1,327,168	$1,333,328
Total assets	$1,551,892	$1,505,781
Total non-performing loans to total loans (1)	0.56%	0.41%
Total non-performing assets to total assets	0.48%	0.36%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs.

Non-accrual loans as of March 31, 2021 consisted primarily of three commercial relationships. Of the three commercial relationships, the largest relationship totaled $2.4 million at March 31, 2021 and was placed on non-accrual status during the first quarter of 2021. The impaired relationship was evaluated and specific reserves of $1.5 million were allocated as of March 31, 2021. The next largest commercial relationship totaling $1.9 million at March 31, 2021 was evaluated and specific reserves of $1.7 million were allocated. The third relationship totaling $1.6 million at March 31, 2021 was originated through the BancAlliance network. The impaired loan relationship was evaluated and specific reserves of $114,000 were allocated as of March 31, 2021.

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

The Company has established a modification program in accordance with applicable regulations to provide economic relief. In working with our borrowers, the Company has provided up to six month payment deferrals. At the completion of the payment deferral, the Company has allowed for deferral extensions on an as-needed and case-by-case basis. Under agency guidance and Section 4013 of the CARES Act, these modifications will not be classified as troubled debt restructurings and are not considered delinquent. As of March 31, 2021, 35 loans totaling $44.4 million, or 3.3% of total loans, remained modified, compared to 38 loans totaling $43.1 million, or 3.2% of total loans at December 31, 2020.

The extent to which industries, or the tangential impact of those industries to other borrowers or industries are impacted, will likely be in direct proportion to the duration and depth of the COVID-19 pandemic. In determining “at-risk” industries we have used a threshold of 25% when comparing the value of COVID-19 modified loans to total loans within the industry. We identified 6.4% of total commercial real estate loans, 1.9% of total commercial loans and 27.6% of total construction and land development loans as being at-risk at March 31, 2021. Modified loans in industries not considered at risk totaled $12.7 million at March 31, 2021. As of March 31, 2021 total balances within the at-risk industries are as follows:

	Commercial Real Estate		Commercial		Construction and Land Development		Total
(Dollars in thousands)	Total Loans	Total Modified	Total Loans	Total Modified	Total Loans	Total Modified	Total Loans	Total Modified
Hotel/motel/inn	$27,632	$14,180	$239	$120	$9,330	$9,330	$37,201	$23,630
Non-essential retail - personal services	143	127	5,936	4,820	—	—	6,079	4,947
Non-essential retail - transit services	—	—	5,003	3,094	—	—	5,003	3,094
	$27,775	$14,307	$11,178	$8,034	$9,330	$9,330	$48,283	$31,671

Congress, the President, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted on December 27, 2020, providing for a second round of PPP loans. Also on December 27, 2020, the Consolidated Appropriations Act passed on December 27, 2020 provided the option of postponing adoption of the standard until the earlier of the end of the national emergency declaration related to the COVID-19 pandemic or December 31, 2022. The Federal Reserve also took actions to mitigate the economic impact of the COVID-19 pandemic, including cutting the federal funds rate 150 basis points and targeting a 0 to 25 basis point rate. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the Economic Aid Act) amended the PPP by extending the authority of the SBA to guarantee loans and the ability of PPP lenders to disburse PPP loans until March 31, 2021. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extends the PPP application deadline to May 31, 2021, and provides the SBA additional time to process applications through June 30, 2021. During the first round of the PPP, the Company originated $78.0 million in PPP loans. As of March 31, 2021, the Company has originated an additional $42.7 million under the second round of the PPP. The Company continues to work with customers who received PPP loans on applying for loan forgiveness, and as of March 31, 2021, of the $120.7 million in PPP loans issued, only $57.5 million remained outstanding.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Allowance at beginning of period	$18,518	$13,844
Provision for loan losses	753	3,099
Charge offs:
Real estate:
Commercial	150	—
Residential	—	—
Construction and land development	—	—
Commercial	43	97
Consumer	156	229
Total charge-offs	349	326

Recoveries:
Real estate:
Commercial	81	—
Residential	—	4
Construction and land development	—	—
Commercial	—	7
Consumer	29	46
Total recoveries	110	57

Net charge-offs	239	269

Allowance at end of period	$19,032	$16,674

Non-performing loans at end of period	$7,455	$24,934
Total loans outstanding at end of period (1)	1,327,168	1,145,956
Average loans outstanding during the period (1)	1,317,638	1,068,525

Allowance to non-performing loans	255.29%	66.87%
Allowance to total loans outstanding at end of period	1.43%	1.46%
Net charge-offs to average loans outstanding during the period (annualized)	0.07%	0.10%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

During the three months ended March 31, 2021, the provision for loan losses was $753,000 compared to $3.1 million for the same period in 2020. The decrease in the provision is primarily attributable to the impact COVID-19 had on the first quarter 2020 provision.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

General. Net income increased $3.1 million, or 249.1%, to $4.3 million for the three months ended March 31, 2021 from $1.2 million for the three months ended March 31, 2020. The increase was primarily related to an increase of $2.8 million in net interest and dividend income and a decrease in the provision for loan losses of $2.3 million, partially offset by an increase in income tax expense of $1.2 million and an increase in noninterest expense of $907,000.

Interest and Dividend Income. Interest and dividend income increased $1.8 million, or 12.8%, to $15.9 million for the three months ended March 31, 2021 from $14.1 million for the three months ended March 31, 2020. This increase was attributable to an increase in interest and fees on loans, which increased $1.9 million, or 14.1%, to $15.7 million for the three months ended March 31, 2021 from $13.8 million for the three months ended March 31, 2020, partially offset by a decrease in interest and dividends on securities of $89,000, or 34.5%, to $169,000 for the three months ended March 31, 2021 from $258,000 for the three months March 31, 2020.

The increase in interest income on loans was due to an increase in the average balance of loans of $249.1 million, or 23.3%, to $1.32 billion for the three months ended March 31, 2021, from $1.07 billion for the three months ended March 31, 2020. The increase in interest income is also attributable to the accretion of fee income related to the forgiveness of SBA PPP loans. The amount of income recognized from the forgiveness totaled $625,000 for the three months ended March 31, 2021. There was no income recognized from the forgiveness of PPP loans for the three months ended March 31, 2020. The increase was partially offset by a decrease in loan yields of 38 basis points to 4.77% for the three months ended March 31, 2021 due to a decrease in market interest rates, and an increase in mortgage warehouse loan balances, which have a lower rate.

The decrease in interest and dividends on securities was due to a decrease in the average balance of investment securities of $12.0 million, or 27.0%, to $32.2 million for the three months ended Mach 31, 2021 from $44.2 million for the three months ended March 31, 2020. In addition, interest and dividend income on securities decreased due to the yield on securities decreasing 151 basis points due to a decrease in market interest rates.

Interest Expense. Interest expense decreased $1.0 million, or 51.4%, to $981,000 for the three months ended March 31, 2021 from $2.0 million for the three months ended March 31, 2020. The decrease was caused by decreases in interest expense on deposits and borrowings. Interest expense on borrowings decreased $301,000, or 81.1%, to $70,000 for the three months ended March 31, 2021 from $371,000 for the three months March 31, 2021 due to a decrease in the average balance of borrowings of $65.4 million, or 82.9%, to $13.5 million for the three months ended March 31, 2021 from $78.9 million for the three months ended March 31, 2020. The decrease in average balance was partially offset by an increase in the cost of borrowings of 19 basis points to 2.07% for the three months ended March 31, 2021 from 1.88% for the three months ended March 31, 2020.

Interest expense on deposits decreased $735,000, or 44.7%, to $911,000 for the three months ended March 31, 2021 from $1.6 million for the three months ended March 31, 2020. This was due primarily to the cost of interest-bearing deposits decreasing 61 basis points to 0.43% for the three months ended March 31, 2021 from 1.04% for the three months ended March 31, 2020. The decrease in cost was partially offset by an increase in the average balance of interest-bearing deposits of $211.0 million, or 33.2%, to $846.1 million for the three months ended March 31, 2021 from $635.1 million for the three months ended March 31, 2020. The increase resulted primarily from an increase in the average balance of certificates of deposit, which increased $32.6 million, or 24.3%, NOW accounts, which increased $29.0 million, or 23.3%, and money market accounts, which increased $119.2 million, or 46.6%.

Net Interest and Dividend Income. Net interest and dividend income increased by $2.8 million, or 23.5%, to $14.9 million for the three months ended March 31, 2021 from $12.1 million for the three months ended Mach 31, 2020. The growth in net interest and dividend income this quarter over the prior year’s first quarter was primarily the result of an increase in our average interest earning assets of $330.2 million, or 29.2%, offset by an increase in average interest-bearing liabilities of $145.7 million, or 20.4% and a decrease in net interest margin of 19 basis points to 4.08%.

Provision for Loan Losses. The provision for loan losses was $753,000 for the three months ended March 31, 2021 compared to $3.1 million for the three months ended March 31, 2020, which was a decrease of $2.3 million, or 75.7%. The changes in the provision were based on management’s assessment of economic conditions, including the impact of the COVID-19 pandemic, loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. The decreased provision was further reduced by decreasing loan balances during the first quarter of 2021. These decreases were offset by increases inspecific reserves resulting from loan impairments occurring after the first quarter of 2020.

The provision recorded resulted in an allowance for loan losses of $19.0 million, or 1.43% of total loans, at March 31, 2021, compared to $18.5 million, or 1.39% of total loans, at December 31, 2020, and $16.7 million, or 1.46% of total loans, at March 31, 2020. Included in total loans at March 31, 2021 was $57.5 million in PPP loans originated as part of the CARES Act that we believe have no credit risk due to a government guarantee; therefore, we have not provided an allowance for losses for these loans. Excluding PPP loans, the allowance to total loans as of March 31, 2021 was 1.50%. As of March 31, 2021, there was $244.1 million in outstanding mortgage warehouse loans. These loans are assessed at a lower credit risk and do not carry the same allocation as a traditional commercial loan. As of March 31, 2021, $366,000 in reserves were allocated to the mortgage warehouse loans. Non-accrual loans as of March 31, 2021 consisted primarily of three commercial relationships. Impairment was evaluated and specific reserves of $3.4 million were allocated to impaired loans as of March 31, 2021.

Noninterest Income. Noninterest income increased $8,000, or 0.8%, and was $1.0 million for each of the three months ended March 31, 2021 and 2020. The increase was primarily due to an increase in other income of $51,000, or 268.4%, and an increase in bank owned life insurance income of $40,000, or 22.3%, partially offset by a decrease in other service charges and fees of $110,000, or 23.9%. Other income increased primarily due to a one-time incentive payment on a service contract. Bank owned life insurance income increased due to the purchase of additional policies in 2020. Other service charges and fees decreased primarily due to higher average deposit balances, which resulted in decreased overdraft fees.

Noninterest Expense. Noninterest expense increased $907,000, or 10.9%, to $9.2 million for the three months ended March 31, 2021 compared to $8.3 million for the three months ended March 31, 2020. The increase was primarily due to an increase in salaries and employee benefits expense, deposit insurance expenses, data processing fees and other expenses, partially offset by a decrease in write downs of other assets and receivables. The increase in salary and employee benefits of $1.1 million, or 19.9%, for the three months ended March 31, 2021 when compared to the same period in 2020 was primarily due to stock based compensation expense and a higher number of sales and operations positions. Deposit insurance expenses increased $75,000, or 241.9%, primarily due to one-time credits that were recognized in the first quarter of 2020 that resulted in a lower expense. Data processing fees increased $96,000 or 42.7%, primarily due to new contracts for deposit services. These increases were offset by a decrease in write downs of other assets and receivables of $500,000. In the first quarter of 2020, a write-down of a notes receivable balance was completed after the Company evaluated the collectability and determined that $500,000 was uncollectible.

Income Tax Provision. We recorded a provision for income taxes of $1.7 million for the three months ended March 31, 2021, reflecting an effective tax rate of 27.9%, compared to a provision of $446,000 for the three months ended March 31, 2020, reflecting an effective tax rate of 26.6%.

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

	For the Three Months Ended March 31,
	2021			2020
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,317,638	$15,697	4.77%	$1,068,525	$13,760	5.15%
Short-term investments	112,198	23	0.08%	19,176	71	1.48%
Debt securities available-for-sale	31,344	166	2.12%	41,031	237	2.31%
Federal Home Loan Bank stock	895	3	1.34%	3,161	21	2.66%
Total interest-earning assets	1,462,075	15,889	4.35%	1,131,893	14,089	4.98%
Non-interest earning assets	66,157			57,183
Total assets	$1,528,232			$1,189,076
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$151,375	$55	0.15%	$121,106	$105	0.35%
Money market accounts	375,078	477	0.51%	255,883	705	1.10%
NOW accounts	153,294	98	0.26%	124,286	155	0.50%
Certificates of deposit	166,388	281	0.68%	133,819	681	2.04%
Total interest-bearing deposits	846,135	911	0.43%	635,094	1,646	1.04%
Borrowings	13,500	70	2.07%	78,869	371	1.88%
Total interest-bearing liabilities	859,635	981	0.46%	713,963	2,017	1.13%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	412,350			226,440
Other noninterest-bearing liabilities	17,987			15,731
Total liabilities	1,289,972			956,134
Total equity	238,260			232,942
Total liabilities and
equity	$1,528,232			$1,189,076
Net interest income		$14,908			$12,072
Interest rate spread (2)			3.89%			3.85%
Net interest-earning assets (3)	$602,440			$417,930
Net interest margin (4)			4.08%			4.27%
Average interest-earning assets to
interest-bearing liabilities	170.08%			158.54%

(1)Interest earned/paid on loans includes fee income related to SBA loan forgiveness of $625,000 for the three months ended March 31, 2021. There was no fee income related to SBA loan forgiveness for the three months ended March 31, 2020. Interest earned/paid on loans also includes mortgage warehouse loan origination fee income of $388,000 and $54,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.

(2)Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average of interest-bearing liabilities.

(3)Net interest-earning assets represent total interest earning assets less total interest-bearing liabilities.

(4)Net interest margin represents net interest income divided by average total interest-earning assets.

(5)Annualized.

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

	For the Three Months Ended March 31, 2021
	Compared to the Three Months Ended March 31, 2020
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(In thousands)
Interest-earning assets:
Loans	$(1,089)	$3,026	$1,937
Short-term investments	(120)	72	(48)
Investment securities	(19)	(52)	(71)
Federal Home Loan Bank stock	(7)	(11)	(18)
Total interest-earning assets	(1,235)	3,035	1,800
Interest-bearing liabilities:
Savings accounts	(72)	22	(50)
Money market accounts	(475)	247	(228)
NOW accounts	(87)	30	(57)
Certificates of deposit	(536)	136	(400)
Total interest-bearing deposits	(1,170)	435	(735)
Borrowings	34	(335)	(301)
Total interest-bearing liabilities	(1,136)	100	(1,036)
Change in net interest income	$(99)	$2,935	$2,836

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning March 31, 2021.

	At
	March 31,
	2021
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
200	$55,191	2.60%
0	53,813	—
-100	53,789	—

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

The following table presents the estimated changes in EVE of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of March 31, 2021.

	At
	March 31,
	2021
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
400	$304,722	9.90%
300	299,256	7.90%
200	292,720	5.60%
100	286,803	3.40%
0	277,246	—
-100	244,158	(11.90)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2021, cash and cash equivalents totaled $132.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $34.6 million at March 31, 2021.

At March 31, 2021, we had the ability to borrow $157.0 million from the Federal Home Loan Bank of Boston. On that date, we had $13.5 million in advances outstanding. At March 31, 2021, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $227.8 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At March 31, 2021 and December 31, 2020, we had $40.3 million and $31.9 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at March 31, 2021 and December 31, 2020, we had $233.5 million and $202.0 million in unadvanced funds to borrowers, respectively. We also had $1.6 million and $1.7 million in outstanding letters of credit at March 31, 2021 and December 31, 2020, respectively.

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

Included in our deposit balance at March 31, 2021 is $53.7 million in deposits associated with digital asset deposit customers. These deposit balances are used to fund the daily business operations of the customers. Due to the nature of these deposits the Bank has determined that these deposits are non-volatile and therefore do not present liquidity issues or need to be excluded from liquid capital.

The Company maintains access to multiple sources of liquidity. We have utilized wholesale funding markets and have remained open but with rates that have been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company's net interest margin. If an extended recession causes large numbers of the company's deposit customers to withdraw their funds, the company might become mor reliant on volatile or more expensive sources of funding.

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At March 31, 2021, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)On October 19, 2020, the Company announced a stock repurchase program under which it would repurchase up to 1,000,000 shares of its common stock, or approximately 5.2% of the then-outstanding shares. The repurchase program was completed in February 2021. On March 12, 2021, the Company announced that its Board of Directors had adopted a stock repurchase program under which it would repurchase up to 1,400,000 shares of its common stock, or approximately 7.5% of the current outstanding shares. The repurchase program has no expiration date. The Company’s repurchases of common stock for the first quarter of 2021, under both repurchase programs were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	89,353	$11.72	89,151	186,108
February 1, 2021 - February 28, 2021	186,108	$12.29	186,108	—
March 1, 2021 - March 31, 2021	197,956	$14.25	197,956	1,202,044
Total	473,417	$13.00	473,215

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Provident Bancorp, Inc. (1)
3.2	Bylaws of Provident Bancorp, Inc. (1)
3.3	Amendment to Bylaws (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in exhibit 101).

________________

(1)Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019.

(2)Incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-39090), filed with the Securities and Exchange Commission on March 29, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: May 13, 2021	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: May 13, 2021	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer