Form 10-Q
period 2021-06-30
Provident Bancorp, Inc. /MD/
filed 2021-08-12
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, there were 18,096,001 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.Financial Information

Item 1.Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
	2021	2020
(Dollars in thousands)	(unaudited)
Assets
Cash and due from banks	$17,808	$11,830
Short-term investments	122,576	71,989
Cash and cash equivalents	140,384	83,819
Debt securities available-for-sale (at fair value)	32,597	32,215
Federal Home Loan Bank stock, at cost	785	895
Loans, net of allowance for loan losses of $19,412 and $18,518 as of
June 30, 2021 and December 31, 2020, respectively	1,334,635	1,314,810
Bank owned life insurance	37,126	36,684
Premises and equipment, net	14,471	14,716
Accrued interest receivable	5,821	6,371
Right-of-use assets	4,180	4,258
Other assets	15,107	12,013
Total assets	$1,585,106	$1,505,781

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$484,066	$383,079
Interest-bearing	837,723	854,349
Total deposits	1,321,789	1,237,428
Long-term borrowings	13,500	13,500
Operating lease liabilities	4,438	4,488
Other liabilities	13,771	14,509
Total liabilities	1,353,498	1,269,925
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
18,246,136 and 19,047,544 shares issued and outstanding
at June 30, 2021 and December 31, 2020, respectively	182	191
Additional paid-in capital	128,666	139,450
Retained earnings	110,752	104,508
Accumulated other comprehensive income	999	1,058
Unearned compensation - ESOP	(8,991)	(9,351)
Total shareholders' equity	231,608	235,856
Total liabilities and shareholders' equity	$1,585,106	$1,505,781

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(Dollars in thousands, except per share data)	(unaudited)
Interest and dividend income:
Interest and fees on loans	$15,298	$14,391	$30,995	$28,151
Interest and dividends on debt securities available-for-sale	186	259	355	517
Interest on short-term investments	29	4	52	75
Total interest and dividend income	15,513	14,654	31,402	28,743
Interest expense:
Interest on deposits	839	1,443	1,750	3,089
Interest on borrowings	71	176	141	547
Total interest expense	910	1,619	1,891	3,636
Net interest and dividend income	14,603	13,035	29,511	25,107
Provision for loan losses	1,669	872	2,422	3,971
Net interest and dividend income after provision for loan losses	12,934	12,163	27,089	21,136
Noninterest income:
Customer service fees on deposit accounts	433	264	812	616
Service charges and fees - other	438	261	788	721
Bank owned life insurance income	223	171	442	350
Other income	9	8	79	27
Total noninterest income	1,103	704	2,121	1,714
Noninterest expense:
Salaries and employee benefits	6,704	5,799	13,181	11,201
Occupancy expense	417	429	829	870
Equipment expense	127	144	249	281
Deposit insurance	111	93	217	124
Data processing	314	222	635	448
Marketing expense	81	71	118	135
Professional fees	469	367	900	753
Directors' compensation	261	171	515	365
Software depreciation and implementation	241	238	487	438
Write down of other assets and receivables	—	—	—	500
Other	803	827	1,610	1,552
Total noninterest expense	9,528	8,361	18,741	16,667
Income before income tax expense	4,509	4,506	10,469	6,183
Income tax expense	1,343	1,256	3,006	1,702
Net income	$3,166	$3,250	$7,463	$4,481
Earnings per share:
Basic	$0.19	$0.18	$0.44	$0.25
Diluted	$0.18	$0.18	$0.43	$0.25
Weighted Average Shares:
Basic	16,778,698	18,150,106	17,019,889	18,131,421
Diluted	17,338,662	18,179,858	17,442,411	18,197,646

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In thousands)
Net income	$3,166	$3,250	$7,463	$4,481
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on debt securities available-for-sale	160	721	(84)	731
Unrealized gain (loss)	160	721	(84)	731
Income tax effect	(34)	(160)	25	(187)
Total other comprehensive income (loss)	126	561	(59)	544
Comprehensive income	$3,292	$3,811	$7,404	$5,025

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended June 30, 2021 and 2020
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Income (Loss)	ESOP	Total
Balance, March 31, 2021	18,574,127	$186	$133,981	$108,273	$873	$(9,171)	$234,142
Net income	—	—	—	3,166	—	—	3,166
Dividends declared ($0.04 per share)	—	—	—	(687)	—	—	(687)
Other comprehensive income	—	—	—	—	126	—	126
Stock-based compensation expense, net of forfeitures	—	—	674	—	—	—	674
Restricted stock award grants, net of forfeitures	60,000	—	—	—	—	—	—
Repurchase of common stock	(395,884)	(4)	(6,179)	—	—	—	(6,183)
Stock options exercised, net	7,893	—	9	—	—	—	9
ESOP shares earned	—	—	181	—	—	180	361
Balance, June 30, 2021	18,246,136	$182	$128,666	$110,752	$999	$(8,991)	$231,608

Balance, March 31, 2020	19,476,248	$195	$146,500	$95,390	$441	$(9,868)	$232,658
Net income	—	—	—	3,250	—	—	3,250
Dividends declared ($0.03 per share)	—	—	—	(583)	—	—	(583)
Other comprehensive income	—	—	—	—	561	—	561
Stock-based compensation expense, net of forfeitures	—	—	242	—	—	—	242
Restricted stock award grants, net of forfeitures	(3,938)	—	—	—	—	—	—
ESOP shares earned	—	—	36	—	—	158	194
Balance, June 30, 2020	19,472,310	$195	$146,778	$98,057	$1,002	$(9,710)	$236,322

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	For the six months ended June 30, 2021 and 2020
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Income (Loss)	ESOP	Total
Balance, December 31, 2020	19,047,544	$191	$139,450	$104,508	$1,058	$(9,351)	$235,856
Net income	—	—	—	7,463	—	—	7,463
Dividends declared ($0.04 per share)	—	—	—	(1,219)	—	—	(1,219)
Other comprehensive loss	—	—	—	—	(59)	—	(59)
Stock-based compensation expense, net of forfeitures	—	—	1,278	—	—	—	1,278
Restricted stock award grants, net of forfeitures	60,000	—	—	—	—	—	—
Repurchase of common stock	(869,099)	(9)	(12,356)	—	—	—	(12,365)
Shares surrendered related to tax withholdings on restricted stock awards	(202)	—	(2)	—	—	—	(2)
Stock options exercised, net	7,893		9	—	—	—	9
ESOP shares earned	—	—	287	—	—	360	647
Balance, June 30, 2021	18,246,136	$182	$128,666	$110,752	$999	$(8,991)	$231,608

Balance, December 31, 2019	19,473,818	$195	$146,174	$94,159	$458	$(10,053)	$230,933
Net income	—	—	—	4,481	—	—	4,481
Dividends declared ($0.03 per share)	—	—	—	(583)	—	—	(583)
Other comprehensive income	—	—	—	—	544	—	544
Stock-based compensation expense, net of forfeitures	—	—	503	—	—	—	503
Restricted stock award grants, net of forfeitures	(1,508)	—	—	—	—	—	—
ESOP shares earned	—	—	101	—	—	343	444
Balance, June 30, 2020	19,472,310	$195	$146,778	$98,057	$1,002	$(9,710)	$236,322

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$7,463	$4,481
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	91	144
ESOP expense	647	444
Change in deferred loan fees, net	1,071	3,198
Provision for loan losses	2,422	3,971
Depreciation and amortization	503	538
Decrease (increase) in accrued interest receivable	550	(1,652)
Deferred tax benefit	(1,010)	(1,977)
Share-based compensation expense	1,278	503
Bank owned life insurance income	(442)	(350)
Principal repayments of operating lease obligations	(50)	(36)
Net increase in other assets	(2,058)	(186)
Net decrease in other liabilities	(738)	(625)
Net cash provided by operating activities	9,727	8,453

Cash flows from investing activities:
Purchases of debt securities available-for-sale	(5,038)	—
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	4,481	5,385
Redemption of Federal Home Loan Bank stock	110	366
Loan originations and purchases, net of paydowns	(23,318)	(246,302)
Cash paid for mortgage warehouse asset purchase, net	—	(66,962)
Additions to premises and equipment	(181)	(490)
Purchase of bank owned life insurance	—	(8,950)
Net cash used in investing activities	(23,946)	(316,953)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Cash flows from financing activities:
Net increase in noninterest-bearing accounts	100,987	138,934
Net (decrease) increase in interest-bearing accounts	(16,626)	131,646
Repurchase of common stock	(12,365)	—
Cash dividends paid on common stock	(1,219)	(583)
Proceeds from exercise of stock options, net	9	—
Net change in short-term borrowings	—	25,023
Payments made on Federal Home Loan Bank long-term advances	—	(8,000)
Shares surrendered related to tax withholdings on restricted stock awards	(2)	—
Net cash provided by financing activities	70,784	287,020

Net increase (decrease) in cash and cash equivalents	56,565	(21,480)
Cash and cash equivalents at beginning of period	83,819	59,658
Cash and cash equivalents at end of period	$140,384	$38,178

Supplemental disclosures:
Interest paid	$1,891	$3,636
Income taxes paid	4,969	3,380
Reclassification of premises and equipment to other assets	—	3
Recognition of right-of-use assets	—	693
Recognition of operating lease liabilities	—	693

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Maryland corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2020 have been reclassified to be consistent with the 2021 consolidated financial statement presentation and had no effect on the net income reported in the consolidated statements of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021.

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

(3)    COVID-19

Since the distribution of COVID-19 vaccinations began in December 2020, significant progress has been made to combat the spread of the virus and as a result, there has been an uptick in economic activity, particularly those industries that had been most heavily impacted by the economic downturn caused by the COVID-19 pandemic. Despite the progress, COVID-19 has caused significant disruption in the U.S. economy and has adversely impacted a broad range of industries in which the Company’s customers operate which could impair their ability to fulfill their financial obligations. It is not possible to know the full extent of these impacts as of the date of this filing, detailed below are potentially material items of which we are aware.

Congress, the President, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to trouble debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) was enacted on December 27, 2020, providing for a second round of Paycheck Protection Program (“PPP”) loans. Also on December 27, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law. Section 541 of the CAA extends the provision in Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings”, to January 1, 2022. The Federal Reserve also took actions to mitigate the economic impact of the COVID-19 pandemic, including cutting the federal funds rate 150 basis points and targeting a 0 to 25 basis point rate. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Economic Aid Act amended the PPP by extending the authority of the Small Business Administration (“SBA”) to guarantee loans and the ability of PPP lenders to disburse PPP loans until March 31, 2021. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extended the PPP application deadline to May 31, 2021, and provided the SBA additional time to process applications through June 30, 2021.

Financial position and results of operations

In keeping with the guidance from regulators, during the height of the pandemic the Company worked with COVID-19 affected customers to waive fees from a variety of sources and worked with affected borrowers to defer payments, interest and fees. As the impacts of the pandemic have begun to subside the Company continues to assess customer requests and grant concessions on an as-needed, case-by-case basis. The Company continues to monitor and measure the impact and potential future impact on operations.

Allowance for loan losses

Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for credit losses, which could cause the provision for loan losses to increase. It also is possible that asset quality could worsen, expenses associated with collection efforts could increase and loan charge-offs could increase. The Company participated in both rounds of the PPP, providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government; if that should change, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

In accordance with guidance issued by federal banking agencies, the Company worked with borrowers that were unable to meet contractual obligations due to the effects of COVID-19 by providing modifications to allow for deferral of interest or principal and interest payments on an as-needed and case-by-case basis. In order to mitigate the risk associated with these modifications the Company incorporated covenants that require borrowers to submit quarterly financial statements, prohibit them from distributing funds to any owner or stockholder (with the exception of payroll) and also prohibit them from making any payments on debt owed to subordinated debt holders for the duration of their modification. If borrowers are unable to return to their normal payment plan following their modification period, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

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

(5)    Investment Securities

The following summarizes the amortized cost and fair value of securities available-for-sale at June 30, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
June 30, 2021
State and municipal securities	$9,358	$671	$—	$10,029
Asset-backed securities	8,994	299	—	9,293
Government mortgage-backed securities	12,929	350	4	13,275
Total debt securities available-for-sale	$31,281	$1,320	$4	$32,597
December 31, 2020
State and municipal securities	$10,211	$683	$—	$10,894
Asset-backed securities	4,432	278	—	4,710
Government mortgage-backed securities	16,172	449	10	16,611
Total debt securities available-for-sale	$30,815	$1,410	$10	$32,215

The scheduled maturities of debt securities at June 30, 2021 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$763	$803
Due after five years through ten years	738	741
Due after ten years	7,857	8,485
Government mortgage-backed securities	12,929	13,275
Asset-backed securities	8,994	9,293
	$31,281	$32,597

There were no realized gains or losses on sales and calls during the six months ended June 30, 2021 or June 30, 2020.

Securities with carrying amounts of $17.5 million and $21.3 million were pledged to secure available borrowings with the Federal Home Loan Bank at June 30, 2021 and December 31, 2020, respectively.

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

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at June 30, 2021 and December 31, 2020:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2021
Temporarily impaired securities:
Government mortgage-backed securities	$—	$—	$142	$4	$142	$4
Total temporarily impaired debt securities	$—	$—	$142	$4	$142	$4

December 31, 2020
Temporarily impaired securities:
Government mortgage-backed securities	$—	$—	$817	$10	$817	$10
Total temporarily impaired debt securities	$—	$—	$817	$10	$817	$10

Government mortgage-backed securities: The gross unrealized losses on government mortgage-backed securities were primarily attributable to relative changes in interest rates since the time of purchase. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2021.

(6)    Loans

A summary of loans is as follows:

	At	At
	June 30,	December 31,
(In thousands)	2021	2020
Commercial real estate	$431,242	$438,949
Commercial (1)	637,780	565,976
Residential real estate	26,618	32,785
Construction and land development	33,524	28,927
Consumer	3,047	5,547
Mortgage warehouse	227,142	265,379
	1,359,353	1,337,563
Allowance for loan losses	(19,412)	(18,518)
Deferred loan fees, net (2)	(5,306)	(4,235)
Net loans	$1,334,635	$1,314,810

(1)Includes $43.3 million and $41.8 million in PPP loans at June 30, 2021 and December 31, 2020, respectively.

(2)Includes $1.7 million and $933,000 in deferred fees related to PPP loans at June 30, 2021 and December 31, 2020, respectively.

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Unallocated	Total
Allowance for loan losses:

Balance at March 31, 2021	$6,102	$11,512	$155	$452	$445	$366	$—	$19,032
Charge-offs	—	(1,366)	—	—	(35)	—	—	(1,401)
Recoveries	—	97	2	—	13	—	—	112
Provision (credit)	(349)	2,153	(16)	(7)	(87)	(25)	—	1,669
Balance at June 30, 2021	$5,753	$12,396	$141	$445	$336	$341	$—	$19,412

Balance at March 31, 2020	$6,499	$7,761	$213	$789	$1,049	$296	$67	$16,674
Charge-offs	—	(142)	—	—	(284)	—	—	(426)
Recoveries	—	—	—	—	38	—	—	38
Provision (credit)	259	306	(6)	166	48	166	(67)	872
Balance at June 30, 2020	$6,758	$7,925	$207	$955	$851	$462	$—	$17,158

	For the six months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2020	$6,095	$10,543	$184	$447	$586	$663	$—	$18,518
Charge-offs	(150)	(1,409)	—	—	(191)	—	—	(1,750)
Recoveries	81	97	2	—	42	—	—	222
Provision (credit)	(273)	3,165	(45)	(2)	(101)	(322)	—	2,422
Balance at June 30, 2021	$5,753	$12,396	$141	$445	$336	$341	$—	$19,412

Balance at December 31, 2019	$6,104	$6,086	$254	$749	$650	$—	$1	$13,844
Charge-offs	—	(239)	—	—	(513)	—	—	(752)
Recoveries	—	7	4	—	84	—	—	95
Provision (credit)	654	2,071	(51)	206	630	462	(1)	3,971
Balance at June 30, 2020	$6,758	$7,925	$207	$955	$851	$462	$—	$17,158

The following table sets forth information regarding the allowance for loan losses and related loan balances by portfolio segment at June 30, 2021 and December 31, 2020:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
June 30, 2021
Allowance for loan losses:
Ending balance:
Individually evaluated
for impairment	$—	$2,831	$—	$—	$—	$—	$2,831
Ending balance:
Collectively evaluated
for impairment	5,753	9,565	141	445	336	341	16,581
Total allowance for loan
losses ending balance	$5,753	$12,396	$141	$445	$336	$341	$19,412

Loans (1):
Ending balance:
Individually evaluated
for impairment	$20,968	$5,470	$160	$—	$—	$—	$26,598
Ending balance:
Collectively evaluated
for impairment	410,274	632,310	26,458	33,524	3,047	227,142	1,332,755
Total loans ending balance	$431,242	$637,780	$26,618	$33,524	$3,047	$227,142	$1,359,353

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

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at June 30, 2021 and December 31, 2020:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans
June 30, 2021
Commercial real estate	$132	$—	$—	$132	$431,110	$431,242	$—	$114
Commercial	3,782	137	1,373	5,292	632,488	637,780	—	3,615
Residential real estate	—	399	747	1,146	25,472	26,618	—	923
Construction and
land development	—	—	—	—	33,524	33,524	—	—
Consumer	14	15	13	42	3,005	3,047	—	14
Mortgage warehouse	—	—	—	—	227,142	227,142	—	—
Total	$3,928	$551	$2,133	$6,612	$1,352,741	$1,359,353	$—	$4,666

December 31, 2020
Commercial real estate	$—	$—	$—	$—	$438,949	$438,949	$—	$—
Commercial	4,358	—	291	4,649	561,327	565,976	—	4,198
Residential real estate	255	346	1,030	1,631	31,154	32,785	—	1,156
Construction and
land development	—	—	—	—	28,927	28,927	—	—
Consumer	61	21	64	146	5,401	5,547	—	65
Mortgage warehouse	—	—	—	—	265,379	265,379	—	—
Total	$4,674	$367	$1,385	$6,426	$1,331,137	$1,337,563	$—	$5,419

The following tables provide information with respect to the Company’s impaired loans:

	June 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$20,968	$21,158	$—	$21,039	$21,312	$—
Commercial	2,079	2,346	—	434	441	—
Residential real estate	160	160	—	162	162	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired with no related allowance	23,207	23,664	—	21,635	21,915	—

With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Commercial	3,391	3,422	2,831	4,024	4,605	2,024
Residential real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired with an allowance recorded	3,391	3,422	2,831	4,024	4,605	2,024

Total
Commercial real estate	20,968	21,158	—	21,039	21,312	—
Commercial	5,470	5,768	2,831	4,458	5,046	2,024
Residential real estate	160	160	—	162	162	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired loans	$26,598	$27,086	$2,831	$25,659	$26,520	$2,024

	Three Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$20,984	$161	$1,565	$9
Commercial	2,090	47	371	4
Residential real estate	161	3	164	2
Construction and land development	—	—	83	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with no related allowance	23,235	211	2,183	15
With an allowance recorded:
Commercial real estate	—	—	20,879	41
Commercial	3,342	1	4,484	—
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with an allowance recorded	3,342	1	25,363	41
Total
Commercial real estate	20,984	161	22,444	50
Commercial	5,432	48	4,855	4
Residential real estate	161	3	164	2
Construction and land development	—	—	83	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired loans	$26,577	$212	$27,546	$56

	Six Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$21,040	$344	$1,573	$28
Commercial	2,128	50	383	10
Residential real estate	161	5	164	5
Construction and land development	—	—	110	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with no related allowance	23,329	399	2,230	43
With an allowance recorded:
Commercial real estate	—	—	20,936	252
Commercial	3,349	3	4,596	1
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with an allowance recorded	3,349	3	25,532	253
Total
Commercial real estate	21,040	344	22,509	280
Commercial	5,477	53	4,979	11
Residential real estate	161	5	164	5
Construction and land development	—	—	110	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired loans	$26,678	$402	$27,762	$296

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

The following tables summarize TDRs entered into during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial real estate	—	$—	$—	2	$165	$165
Commercial	—	—	—	1	81	81
	—	$—	$—	3	$246	$246

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial real estate	—	$—	$—	9	$18,811	$20,311
Commercial	3	1,868	1,868	1	81	81
	3	$1,868	$1,868	10	$18,892	$20,392

During the six months ended June 30, 2021, the Bank approved three TDRs, all related to one commercial relationship. A troubled debt restructuring was completed to provide the borrower with a three-month principal and interest deferral through April 2021; upon review in the second quarter an additional three-month principal and interest deferral was granted through August 2021. As of December 31, 2020, this relationship was deemed impaired, placed on non-accrual status and specific reserves of $1.8 million were allocated. As of June 30, 2021, this commercial relationship remained on non-accrual status with specific reserves of $1.8 million.

During the six months ended June 30, 2020, the Bank approved 10 TDRs. Of the 10 troubled debt restructurings, seven were for one commercial real estate loan relationship totaling $20.1 million. The Bank analyzed the relationship and modified the relationship as follows:

•$16.5 million was placed on interest-only payments for three years at a reduced rate;

•$2.1 million was restructured to amortize and pay out over a 10-year term at a reduced rate; and

•$1.5 million was advanced for necessary capital expenditures. The advance was placed on interest-only payments for three years at a reduced rate.

Upon completion of the restructuring in the first quarter of 2020, the commercial relationship was placed on non-accrual status and after demonstrating the ability to pay the loan under the restructured terms, it was taken off non-accrual status in the fourth quarter of 2020 and specific reserves of $1.2 million were removed due to sufficient collateral. As of June 30, 2021, these loans were paying in accordance with the restructured terms and no new specific reserves have been attributed to the relationship.

Also during the six months ended June 30, 2020 the Bank approved two troubled debt restructurings for another commercial real estate relationship totaling $165,000. These loans have a reduced rate for a period of two years. An impairment analysis was performed and a specific reserve of $8,000 was allocated to this relationship. The Bank also approved one troubled debt restructuring of a commercial loan totaling $81,000. This commercial loan was placed on an extended six-month interest-only period with a new term and re-amortization to follow. An impairment analysis was performed and a specific reserve of $40,000 was allocated to this relationship.

The total recorded investment in TDRs was $25.0 million and $23.3 million at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

Additionally, the Company has worked with borrowers impacted by COVID-19 by providing modifications to allow for deferral of interest or principal and interest payments on an as-needed and case-by-case basis. These modifications are excluded from troubled debt restructuring classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. As previously noted, loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES Act or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. Loan modifications made pursuant to the CARES Act or interagency guidance that were in payment deferral at June 30, 2021 and December 31, 2020 totaled approximately $18.9 million and $44.0 million, respectively. At June 30, 2021, there were five commercial real estate loans that amounted to $3.8 million, 14 commercial and industrial loans that amounted to $5.8 million, and one construction loan that amounted to $9.3 million that were in payment deferral pursuant to the CARES Act. There were no consumer, residential or mortgage warehouse loans that were in payment deferral at June 30, 2021 based on modifications made pursuant to the CARES Act. At December 31, 2020 there were eight commercial real estate loans that amounted to $12.4 million, 28 commercial and industrial loans that amounted to $22.4 million, one construction and land development loan that amounted to $9.0 million, and one residential mortgage loan that amounted to $177,000 that were in payment deferral pursuant to the CARES Act or interagency guidance. There were no consumer or mortgage warehouse loans that were in payment deferral at December 31, 2020 based on modifications made pursuant to the CARES Act or interagency guidance.

The following tables present the Company’s loans by risk rating and portfolio segment at June 30, 2021 and December 31, 2020:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
June 30, 2021
Grade:
Pass	$390,847	$596,505	$—	$32,486	$—	$227,142	$1,246,980
Special mention	20,589	26,948	—	—	—	—	47,537
Substandard	19,806	12,358	923	1,038	—	—	34,125
Doubtful	—	1,969	—	—	—	—	1,969
Not formally rated	—	—	25,695	—	3,047	—	28,742
Total	$431,242	$637,780	$26,618	$33,524	$3,047	$227,142	$1,359,353

December 31, 2020
Grade:
Pass	$401,541	$538,449	$—	$28,927	$—	$265,379	$1,234,296
Special mention	17,702	13,625	—	—	—	—	31,327
Substandard	19,706	13,902	1,560	—	—	—	35,168
Not formally rated	—	—	31,225	—	5,547	—	36,772
Total	$438,949	$565,976	$32,785	$28,927	$5,547	$265,379	$1,337,563

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

Consumer loans are not formally rated.

(7)    Deposits

A summary of deposit balances, by type is as follows:

	June 30,	December 31,
(In thousands)	2021	2020
NOW and demand	$646,033	$554,095
Regular savings	154,201	151,341
Money market deposits	395,953	353,793
Total non-certificate accounts	1,196,187	1,059,229

Certificate accounts of $250,000 or more	4,864	5,167
Certificate accounts less than $250,000	120,738	173,032
Total certificate accounts	125,602	178,199
Total deposits	$1,321,789	$1,237,428

(8)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”). Maturities of advances from the FHLB as of June 30, 2021 are summarized as follows:

(In thousands)
Fiscal Year-End
2023	$8,500
2025	5,000
Total	$13,500

Borrowings from the FHLB, which aggregated $13.5 million at June 30, 2021, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one- to four- family properties, certain commercial loans and qualified mortgage-backed government securities. The interest rates on FHLB advances ranged from 1.21% to 3.01%, and the weighted average interest rate on FHLB advances was 2.11% at June 30, 2021. All the FHLB borrowings at June 30, 2021 are long-term with an original maturity of more than one year.

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

The following summarizes financial instruments measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2021
State and municipal securities	$10,029	$—	$10,029	$—
Asset-backed securities	9,293	—	9,293	—
Mortgage-backed securities	13,275	—	13,275	—
Totals	$32,597	$—	$32,597	$—

December 31, 2020
State and municipal securities	$10,894	$—	$10,894	$—
Asset-backed securities	4,710	—	4,710	—
Mortgage-backed securities	16,611	—	16,611	—
Totals	$32,215	$—	$32,215	$—

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

The following summarizes assets measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2021
Impaired loans
Commercial	$560	$—	$—	$560
Totals	$560	$—	$—	$560

December 31, 2020
Impaired loans
Commercial	$2,000	—	$—	$2,000
Totals	$2,000	$—	$—	$2,000

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2021
Impaired loans
Commercial	$560	Business valuation	Comparable company evaluations	0% - 10%

December 31, 2020
Impaired loans
Commercial	$2,000	Business valuation	Comparable company evaluations	—

The carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $3.4 million and $4.0 million with specific reserves of $2.8 million and $2.0 million at June 30, 2021 and December 31, 2020, respectively.

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at June 30, 2021 and December 31, 2020:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2021
Financial assets:
Cash and cash equivalents	$140,384	$140,384	$—	$—	$140,384
Available-for-sale debt securities	32,597	—	32,597	—	32,597
Federal Home Loan Bank of Boston stock	785	N/A	N/A	N/A	N/A
Loans, net	1,334,635	—	—	1,341,490	1,341,490
Accrued interest receivable	5,821	—	5,821	—	5,821
Financial liabilities:
Deposits	1,321,789	—	1,321,955	—	1,321,955
Borrowings	13,500	—	13,907	—	13,907

December 31, 2020
Financial assets:
Cash and cash equivalents	$83,819	$83,819	$—	$—	$83,819
Available-for-sale debt securities	32,215	—	32,215	—	32,215
Federal Home Loan Bank of Boston stock	895	N/A	N/A	N/A	N/A
Loans, net	1,314,810	—	—	1,321,143	1,321,143
Accrued interest receivable	6,371	—	6,371	—	6,371
Financial liabilities:
Deposits	1,237,428	—	1,237,867	—	1,237,867
Borrowings	13,500	—	14,016	—	14,016

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of June 30, 2021 and December 31, 2020, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At June 30, 2021, the Bank exceeded the regulatory requirement for the capital conservation buffer.

In September 2019, the federal banking agencies adopted a final rule to implement Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, effective January 1, 2020, establishing a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The CARES Act temporarily lowered the community bank leverage ratio to 8% through 2020. The CBLR requirement transitioned from 8% to 8.5% for calendar year 2021 and will transition to 9% beginning in 2022. As of June 30, 2021, the Bank has not opted into the CBLR framework.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2021
Total Capital (to Risk Weighted Assets)	$208,982	15.11%	$110,667	>	8.0%	$138,334	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	191,665	13.86	83,001	>	6.0	110,667	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	191,665	13.86	62,250	>	4.5	89,917	>	6.5
Tier 1 Capital (to Average Assets)	191,665	12.38	61,914	>	4.0	77,393	>	5.0
December 31, 2020
Total Capital (to Risk Weighted Assets)	$199,377	14.60%	$109,273	>	8.0%	$136,591	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	182,286	13.35	81,955	>	6.0	109,273	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	182,286	13.35	61,466	>	4.5	88,784	>	6.5
Tier 1 Capital (to Average Assets)	182,286	12.37	58,926	>	4.0	73,658	>	5.0

Liquidation Accounts

Upon the completion of the Company’s initial stock offering in 2015 and the second step offering in 2019, liquidation accounts were established for the benefit of certain depositors of the Bank in amounts equal to:

1.The product of (i) the percentage of the stock issued in the initial stock offering in 2015 to persons other than MHC and (ii) the net worth of the mid-tier holding company as of the date of the latest balance sheet contained in the prospectus utilized in connection with the offering.

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid in a year, without prior approval of regulatory agencies, to the net income of the Bank for the year plus the retained net income of the previous two years. For the six months ended June 30, 2021 net income of the Bank was $7.5 million and for the years ended December 31, 2020 and 2019, $12.1 million and $10.7 million, respectively, of retained earnings was available to pay dividends.

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In October 2020, the Company announced its plan to repurchase 1,000,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. The Company completed the repurchase of 1,000,000 shares of its common stock under this repurchase program in February 2021. In March 2021, the Company announced its plan to repurchase 1,400,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. During the six months ended June 30, 2021, the Company had repurchased 869,099 shares of its outstanding common stock under these programs.

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

Shares held by the ESOP include the following:

	June 30, 2021	December 31, 2020
Allocated	372,014	282,256
Committed to be released	44,879	89,758
Unallocated	1,121,975	1,166,854
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $18.3 million at June 30, 2021.

Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2021 and 2020 was $361,000 and $194,000, respectively. Total compensation expense recognized for the six months ended June 30, 2021 and 2020 was $647,000 and $444,000, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Net Income attributable to common shareholders	$3,166	$3,250	$7,463	$4,481

Average number of common shares issued	18,293,573	19,474,950	18,532,879	19,475,599
Less:
average unallocated ESOP shares	(1,129,452)	(1,219,215)	(1,140,610)	(1,230,434)
average unvested restricted stock	(385,423)	(105,629)	(372,380)	(113,744)
Average number of common shares outstanding
to calculate basic earnings per common share	16,778,698	18,150,106	17,019,889	18,131,421

Effect of dilutive unvested restricted stock and stock option awards	559,964	29,752	422,522	66,225
Average number of common shares outstanding
to calculate diluted earnings per common share	17,338,662	18,179,858	17,442,411	18,197,646

Earnings per common share:
Basic	$0.19	$0.18	$0.44	$0.25
Diluted	$0.18	$0.18	$0.43	$0.25

Stock options for 115,385 and 821,186 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2021 and 2020, respectively, because they were antidilutive, meaning the exercise price for such options were higher than the average price for the Company for such period. For the six months ended June 30, 2021 and 2020, 706,408 shares and 70,639 shares, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

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

The fair value of options granted in 2021 is based on the following assumptions:

2021
Vesting period (years)	5
Expiration date (years)	10
Expected volatility	34.41%
Expected life (years)	7.5
Expected dividend yield	1.07%
Risk free interest rate	1.19%
Fair value per option	$5.06

A summary of the status of the Company’s stock option grants for the six months ended June 30, 2021 is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,644,731	$10.25
Granted	150,000	15.00
Forfeited	—	—
Exercised	(15,764)	8.61
Outstanding at June 30, 2021	1,778,967	$10.66	7.74	$10,047,000
Outstanding and expected to vest at June 30, 2021	1,778,967	$10.66	7.74	$10,047,000
Vested and Exercisable at June 30, 2021	612,925	$8.81	5.48	$4,597,000
Unrecognized compensation cost	$3,766,000
Weighted average remaining recognition period (years)	4.15

For the three months ended June 30, 2021 and 2020, total expense for the stock options was $304,000 and $104,000, respectively. For the six months ended June 30, 2021 and 2020, total expense for the stock options was $576,000 and $214,000, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plan for the six months ended June 30, 2021:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2020	387,683	$11.10
Granted	60,000	15.00
Forfeited	—	—
Vested	(810)	12.35
Unvested restricted stock awards at June 30, 2021	446,873	$11.62
Unrecognized compensation cost	$4,374,000
Weighted average remaining recognition period (years)	4.14

For the three months ended June 30, 2021 and 2020, total expense for the restricted stock awards was $370,000 and $138,000, respectively. For the six months ended June 30, 2021 and 2020, total expense for the restricted stock awards was $702,000 and $289,000, respectively.

(14)    Leases

The Company recognized right-of-use assets (“ROU”) totaling $4.2 million and $4.3 million at June 30, 2021 and December 31, 2020, respectively, and operating lease liabilities totaling $4.4 million and $4.5 million at June 30, 2021 and December 31, 2020, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and are not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For the six months ended June 30, 2021 and 2020, rent expense for the operating leases totaled $157,000 and $150,000, respectively.

The following table presents information regarding the Company’s operating leases:

	June 30,	December 31,
	2021	2020
Weighted-average discount rate	3.56%	3.54%
Range of lease expiration dates	2 - 14.5 years	2 - 15 years
Range of lease renewal options	5 - 20 years	5 - 20 years
Weighted-average remaining lease term	27.3 years	27.6 years

The following table presents the undiscounted annual lease payments under the terms of the Company's operating leases at June 30, 2021 and December 31, 2020, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

	June 30,	December 31,
Fiscal Year-End	2021	2020
(In thousands)	(unaudited)
2021	$129	$258
2022	261	261
2023	264	264
2024	270	270
2025	280	280
Thereafter	6,325	6,325
Total lease payments	7,529	7,658
Less imputed interest	(3,091)	(3,170)
Total lease liabilities	$4,438	$4,488

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 is intended to assist in understanding our financial condition and results of operations. Operating results for the three- and six-month periods ended June 30, 2021 may not be indicative of results for all of 2021 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to remain substantially reopened, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend; our cyber security risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by all loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factors are adjusted for the following qualitative factors: levels/trends in delinquencies and non-accruals; economic conditions, portfolio trends, portfolio concentrations, loan grading and management’s discretion. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2021 or during the year ended December 31, 2020.

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

Balance Sheet Analysis

Assets. Total assets were $1.59 billion at June 30, 2021, representing an increase of $79.3 million, or 5.3%, from $1.51 billion at December 31, 2020. The increase resulted primarily from increases in cash and cash equivalents of $56.6 million, and net loans of $19.8 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $56.6 million, or 67.5%, to $140.4 million at June 30, 2021 from $83.8 million at December 31, 2020. The increase in cash and cash equivalents is primarily due to an increase in deposits.

Loans. At June 30, 2021, net loans were $1.34 billion, or 84.2% of total assets, compared to $1.32 billion, or 87.3% of total assets, at December 31, 2020. Increases in commercial loans of $71.8 million, or 12.7% and construction and land development loans of $4.6 million, or 15.9% were partially offset by decreases in mortgage warehouse loans of $38.2 million, or 14.4%, commercial real estate loans of $7.7 million, or 1.8%, residential real estate loans of $6.2 million, or 18.8%, and consumer loans of $2.5 million, or 45.1%. Our commercial loan growth was primarily due to increases in our specialty lending portfolios. As of June 30, 2021, enterprise value loans, which we also refer to as search fund lending, merger and acquisition, re-capitalization, and shareholder/partner buyout loans, increased $17.9 million, or 6.3%, to $304.0 million compared to $286.1 million at December 31, 2020. For a detailed discussion of our enterprise value loans, see “Business – Lending Activities – Commercial Business Loans” in our Annual Report on Form 10-K. Renewable energy loans increased $13.8 million, or 37.1%, to $51.0 million compared to $37.2 million at December 31, 2020. Also included in commercial loans at June 30, 2021 and December 31, 2020 were $45.0 million and $15.0 million, respectively, in loans to cryptocurrency companies. In late 2020 the Bank began offering lines of credit to enterprise businesses in the cryptocurrency space. These lines of credit are utilized by these digital asset businesses to further their offerings in crypto-backed lending, margin trading, crypto mining operations, or other growth initiatives in the rapidly expanding industry. These lines of credit are collateralized by the United States dollar (“USD”) value of the digital currency. The Bank uses a custodian to hold the digital currency and monitors the collateral coverage ratio on an ongoing basis. If warranted, the Bank will instruct the custodian to liquidate the collateral and provide us with the USD proceeds of the liquidation.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	June 30,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Commercial real estate	$431,242	31.72%	$438,949	32.82%
Commercial	637,780	46.92%	565,976	42.31%
Residential real estate	26,618	1.96%	32,785	2.46%
Construction and land development	33,524	2.47%	28,927	2.16%
Consumer	3,047	0.22%	5,547	0.41%
Mortgage warehouse	227,142	16.71%	265,379	19.84%
	1,359,353	100.00%	1,337,563	100.00%
Allowance for loan losses	(19,412)		(18,518)
Deferred loan fees, net	(5,306)		(4,235)
Net loans	$1,334,635		$1,314,810

Deposits. Total deposits increased $84.4 million, or 6.8%, to $1.32 billion at June 30, 2021 from $1.24 billion at December 31, 2020. The increase in deposits was due to an increase of $91.9 million, or 16.6%, in NOW and demand deposits, an increase of $42.2 million, or 11.9% in money market accounts, an increase of $2.9 million, or 1.9%, in savings accounts, partially offset by a decrease of $52.6 million, or 29.5%, in time deposits. NOW and demand deposits increased primarily due to increased deposit balances from new and expanded relationships with digital asset customers. Digital asset deposit balances increased $63.6 million, or 205.8% and were $94.6 million at June 30, 2021 compared to $30.9 million at December 31, 2020. The expansion in our digital asset relationships are the direct result of initiatives by the Bank to expand our services and customer base in the cryptocurrency space. The Bank serves digital asset customers by providing robust fiat banking products for exchanges, brokers and institutional investors without providing custody solutions or storage of the cryptocurrency. These offerings to digital asset customers have enabled us to focus on growing our non-interest bearing demand deposits. Total non-interest bearing deposits to total deposits was 36.6% as of June 30, 2021 compared to 31.0% as of December 31, 2020. With the successful increases in our digital asset deposits, we were able to decrease time deposits by rolling off brokered certificates of deposit as they matured. Money market deposits increased primarily due to increased relationships with our traditional commercial customer base. The increase in savings accounts is primarily caused by increased consumer savings.

Shareholders’ Equity. Total shareholders’ equity decreased $4.3 million, or 1.8%, to $231.6 million at June 30, 2021, from $235.9 million at December 31, 2020. The decrease was primarily due to the repurchase of 869,301 shares of common stock for $12.4 million, $1.2 million in dividends paid, and a decrease in other comprehensive income of $59,000, partially offset by net income of $7.5 million, stock-based compensation expense of $1.3 million and employee stock ownership plan shares earned of $647,000. Book value per share increased to $12.69 at June 30, 2021 from $12.38 at December 31, 2020.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	June 30,	December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans:
Commercial real estate	$114	$—
Commercial	3,615	4,198
Residential real estate	923	1,156
Construction and land development	—	—
Consumer	14	65
Mortgage warehouse	—	—
Total non-accrual loans	4,666	5,419

Accruing loans past due 90 days or more	—	—
Other real estate owned	—	—
Total non-performing assets	$4,666	$5,419

Total loans (1)	$1,354,047	$1,333,328
Total assets	$1,585,106	$1,505,781
Total non-performing loans to total loans (1)	0.34%	0.41%
Total non-performing assets to total assets	0.29%	0.36%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs.

Non-accrual commercial loan balances decreased for the six-month period ended June 30, 2021 primarily due to one $1.8 million commercial relationship that was taken off non-accrual status during the second quarter of 2021 after demonstrating the ability to pay. The decrease was partially offset by a $1.3 million relationship that was placed on non-accrual during the second quarter with specific reserves of $956,000 being allocated as of June 30, 2021. In addition to this relationship, non-accrual commercial loan balances included another $2.0 million relationship at June 30, 2021 that was evaluated and specific reserves of $1.8 million were allocated.

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

The Company established a modification program in accordance with applicable regulations to provide economic relief in response to the COVID-19 pandemic. In working with our borrowers, the Company has provided up to six month payment deferrals. At the completion of the payment deferral, the Company has allowed for deferral extensions on an as-needed and case-by-case basis. Under agency guidance and Section 4013 of the CARES Act, these modifications will not be classified as troubled debt restructurings and are not considered delinquent. As of June 30, 2021, 20 loans totaling $18.9 million, or 1.4% of total loans, remained modified, compared to 38 loans totaling $43.1 million, or 3.2% of total loans at December 31, 2020.

The extent to which industries, or the tangential impact of those industries to other borrowers or industries are impacted, will likely be in direct proportion to the duration and depth of the COVID-19 pandemic. In determining “at-risk” industries we have used a threshold of 25% when comparing the value of COVID-19 modified loans to total loans within the industry. We identified 6.0% of total commercial real estate loans, 1.0% of total commercial loans and 34.3% of total construction and land development loans as being at-risk at June 30, 2021. Modified loans in industries not considered at risk totaled $4.4 million at June 30, 2021. As of June 30, 2021 total balances within the at-risk industries are as follows:

	Commercial Real Estate		Commercial		Construction and Land Development		Total
(Dollars in thousands)	Total Loans	Total Modified	Total Loans	Total Modified	Total Loans	Total Modified	Total Loans	Total Modified
Hotel/motel/inn	$25,938	$2,147	$789	$—	$11,511	$9,330	$38,238	$11,477
Non-essential retail - transit services	—	—	5,259	3,069	—	—	5,259	3,069
	$25,938	$2,147	$6,048	$3,069	$11,511	$9,330	$43,497	$14,546

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Additionally, the Economic Aid Act was enacted on December 27, 2020, providing for a second round of PPP loans. The Consolidated Appropriations Act which also passed on December 27, 2020 provided the option of postponing adoption of the standard until the earlier of the end of the national emergency declaration related to the COVID-19 pandemic or December 31, 2022. The Federal Reserve also took actions to mitigate the economic impact of the COVID-19 pandemic, including cutting the federal funds rate 150 basis points and targeting a 0 to 25 basis point rate. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Economic Aid Act amended the PPP by extending the authority of the SBA to guarantee loans and the ability of PPP lenders to disburse PPP loans until March 31, 2021. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extended the PPP application deadline to May 31, 2021, and provided the SBA additional time to process applications through June 30, 2021. During the first round of the PPP, the Company originated $78.0 million in PPP loans. As of June 30, 2021, the Company has originated an additional $46.0 million under the second round of the PPP. The Company continues to work with customers who received PPP loans on applying for loan forgiveness, and as of June 30, 2021, of the $124.0 million in PPP loans issued, only $43.3 million remained outstanding with unaccreted fee income totaling $1.7 million.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
Allowance at beginning of period	$18,518	$13,844
Provision for loan losses	2,422	3,971
Charge offs:
Commercial real estate	150	—
Commercial	1,409	239
Residential real estate	—	—
Construction and land development	—	—
Consumer	191	513
Mortgage warehouse	—	—
Total charge-offs	1,750	752

Recoveries:
Commercial real estate	81	—
Commercial	97	7
Residential real estate	2	4
Construction and land development	—	—
Consumer	42	84
Mortgage warehouse	—	—
Total recoveries	222	95

Net charge-offs	1,528	657

Allowance at end of period	$19,412	$17,158

Non-performing loans at end of period	$4,666	$26,039
Total loans outstanding at end of period (1)	1,354,047	1,282,249
Average loans outstanding during the period (1)	1,310,127	1,138,223

Allowance to non-performing loans	416.03%	65.89%
Allowance to total loans outstanding at end of period	1.43%	1.34%
Net charge-offs to average loans outstanding during the period (annualized)	0.23%	0.12%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

During the six months ended June 30, 2021, the provision for loan losses was $2.4 million compared to $4.0 million for the same period in 2020. The decrease in the provision is primarily attributable to the impact COVID-19 had on the 2020 provision.

Net charge-offs for the six months ended June 30, 2021 were $1.5 million compared to $657,000 for the same period in 2020. The primary reason for the increase in net charge-offs was the charge-off of a $1.2 million impaired loan that was previously reserved for during the first quarter.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

General. Net income decreased $84,000, or 2.6%, to $3.2 million for the three months ended June 30, 2021 from $3.3 million for the three months ended June 30, 2020. The decrease was primarily related to an increase of $1.2 million in noninterest expense and an increase in the provision for loan losses of $797,000, partially offset by increases in net interest and dividend income of $1.6 million and noninterest income of $399,000.

Interest and Dividend Income. Interest and dividend income increased $859,000, or 5.9%, to $15.5 million for the three months ended June 30, 2021 from $14.7 million for the three months ended June 30, 2020. This increase was attributable to an increase in interest and fees on loans, which increased $907,000, or 6.3%, to $15.3 million for the three months ended June 30, 2021 from $14.4 million for the three months ended June 30, 2020, partially offset by a decrease in interest and dividends on securities of $73,000, or 28.2%, to $186,000 for the three months ended June 30, 2021 from $259,000 for the three months June 30, 2020.

The increase in interest income on loans was due to an increase in the average balance of loans of $95,000, or 7.8%, to $1.30 billion for the three months ended June 30, 2021, from $1.20 billion for the three months ended June 30, 2020. The increase in interest income is also attributable to the accretion of fee income related to SBA PPP loans. The amount of income recognized from these fees totaled $614,000 for the three months ended June 30, 2021 compared to $255,000 for the three months ended June 30, 2020. The increase from increased loan balances was partially offset by a decrease in loan yields of seven basis points to 4.70% for the three months ended June 30, 2021 due to a decrease in market interest rates.

The decrease in interest and dividends on securities was due to a decrease in the average balance of investment securities of $5.2 million, or 13.0%, to $34.6 million for the three months ended June 30, 2021 from $39.8 million for the three months ended June 30, 2020. In addition, interest and dividend income on securities decreased due to the yield on securities decreasing 23 basis points due to a decrease in market interest rates.

Interest Expense. Interest expense decreased $709,000, or 43.8%, to $910,000 for the three months ended June 30, 2021 from $1.6 million for the three months ended June 30, 2020. The decrease was caused by decreases in interest expense on deposits and borrowings. Interest expense on deposits decreased $604,000, or 41.9%, to $839,000 for the three months ended June 30, 2021 from $1.4 million for the three months ended June 30, 2020. This was due primarily to the cost of interest-bearing deposits decreasing 42 basis points to 0.41% for the three months ended June 30, 2021 from 0.83% for the three months ended June 30, 2020. The decrease in cost was partially offset by an increase in the average balance of interest-bearing deposits of $129.5 million, or 18.6%, to $827.0 million for the three months ended June 30, 2021 from $697.5 million for the three months ended June 30, 2020. The increase resulted primarily from an increase in the average balance of money market accounts, which increased $94.1 million, or 33.4%, NOW accounts, which increased $31.8 million, or 25.3% and savings accounts which increased $21.6 million, or 16.7%, partially offset by a decrease in certificates of deposit which decreased $18.0 million, or 11.3%.

Interest expense on borrowings decreased $105,000, or 59.7%, to $71,000 for the three months ended June 30, 2021 from $176,000 for the three months June 30, 2021 due to a decrease in the average balance of borrowings of $39.9 million, or 74.7%, to $13.5 million for the three months ended June 30, 2021 from $53.4 million for the three months ended June 30, 2020. The decrease in average balance was partially offset by an increase in the cost of borrowings of 78 basis points to 2.10% for the three months ended June 30, 2021 from 1.32% for the three months ended June 30, 2020.

Net Interest and Dividend Income. Net interest and dividend income increased by $1.6 million, or 12.0%, to $14.6 million for the three months ended June 30, 2021 from $13.0 million for the three months ended June 30, 2020. The growth in net interest and dividend income this quarter over the prior year’s second quarter was primarily the result of an increase in our average interest earning assets of $211.7 million, or 16.7%, offset by an increase in average interest-bearing liabilities of $89.6 million, or 11.9% and a decrease in net interest margin of 17 basis points to 3.95%.

Provision for Loan Losses. The provision for loan losses was $1.7 million for the three months ended June 30, 2021 compared to $872,000 for the three months ended June 30, 2020, which was an increase of $797,000, or 91.4%. The changes in the provision were based on loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans including increased specific reserves, and other asset quality trends.

The provision recorded resulted in an allowance for loan losses of $19.4 million, or 1.43% of total loans, at June 30, 2021, compared to $18.5 million, or 1.39% of total loans, at December 31, 2020, and $17.2 million, or 1.34% of total loans, at June 30, 2020. Included in total loans at June 30, 2021 was $43.3 million in PPP loans originated as part of the CARES Act that we believe have no credit risk due to a government guarantee; therefore, we have not provided an allowance for losses for these loans. Excluding PPP loans, the allowance to total loans as of June 30, 2021 was 1.48%. As of June 30, 2021, there was $227.1 million in outstanding mortgage warehouse loans. These loans are assessed at a lower credit risk and do not carry the same allocation as a traditional commercial loan. As of June 30, 2021, $341,000 in reserves were allocated to the mortgage warehouse loans. Non-accrual loans as of June 30, 2021 consisted primarily of two commercial relationships. Impairment was evaluated and specific reserves of $2.8 million were allocated to impaired loans as of June 30, 2021.

Noninterest Income. Noninterest income increased $399,000, or 56.7%, and was $1.1 million for the three months ended June 30, 2021 compared to $704,000 for the three months ended June 30, 2020. The increase is primarily due to an increase in other service charges and fees of $177,000, or 67.8%, and an increase in customer service fees on deposit accounts of $169,000, or 64.0%. The increase in other service charges and fees is primarily due to waived fees in 2020 for customers impacted by COVID-19 in addition to a loan payoff charge on a commercial real estate loan. The increase in customer service fees on deposit accounts is primarily due to waived fees in 2020 for customers impacted by COVID-19 in addition to fees generated from the cash vault services for our customers who operate Bitcoin ATMs.

Noninterest Expense. Noninterest expense increased $1.1 million, or 14.0%, to $9.5 million for the three months ended June 30, 2021 compared to $8.4 million for the three months ended June 30, 2020. The increase is primarily due to an increase in salaries and employee benefits expense, professional fees, data processing fees and directors’ compensation. The increase of $905,000, or 15.6%, in salary and employee benefits was primarily due to increased stock-based compensation expense and a higher number of sales and operations positions compared to the same period in 2020. The increase of $102,000, or 27.8%, in professional fees was primarily due to costs paid to third party vendors for program assistance as well as increased legal, and audit and compliance costs. Data processing fees increased $92,000 or 41.4%, primarily due to new contracts for deposit services. Directors’ compensation increased $90,000, or 52.6%, primarily due to increased stock-based compensation expense.

Income Tax Provision. We recorded a provision for income taxes of $1.3 million for the three months ended June 30, 2021 and 2020, reflecting an effective tax rate of 29.8% and 27.9% for the three months ended June 30, 2021 and 2020, respectively.

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

	For the Three Months Ended June 30,
	2021			2020
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,302,699	$15,298	4.70%	$1,207,921	$14,391	4.77%
Short-term investments	140,985	29	0.08%	18,915	4	0.08%
Debt securities available-for-sale	33,798	183	2.17%	38,503	219	2.28%
Federal Home Loan Bank stock	843	3	1.42%	1,323	40	12.09%
Total interest-earning assets	1,478,325	15,513	4.20%	1,266,662	14,654	4.63%
Non-interest earning assets	70,357			59,271
Total assets	$1,548,682			$1,325,933
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$151,381	$56	0.15%	$129,753	$77	0.24%
Money market accounts	375,537	447	0.48%	281,457	516	0.73%
NOW accounts	157,845	89	0.23%	126,023	113	0.36%
Certificates of deposit	142,258	247	0.69%	160,295	737	1.84%
Total interest-bearing deposits	827,021	839	0.41%	697,528	1,443	0.83%
Borrowings	13,500	71	2.10%	53,438	176	1.32%
Total interest-bearing liabilities	840,521	910	0.43%	750,966	1,619	0.86%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	452,766			324,296
Other noninterest-bearing liabilities	18,731			15,659
Total liabilities	1,312,018			1,090,921
Total equity	236,664			235,012
Total liabilities and
equity	$1,548,682			$1,325,933
Net interest income		$14,603			$13,035
Interest rate spread (2)			3.77%			3.77%
Net interest-earning assets (3)	$637,804			$515,696
Net interest margin (4)			3.95%			4.12%
Average interest-earning assets to
interest-bearing liabilities	175.88%			168.67%

(1)Interest earned/paid on loans includes fee income related to SBA loan fee accretion of $614,000 and $255,000 for the three months ended June 30, 2021 and June 30, 2020, respectively. Interest earned/paid on loans also includes mortgage warehouse loan origination fee income of $290,000 and $171,000 for the three months ended June 30, 2021 and June 30, 2020, respectively.

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

	For the Three Months Ended June 30, 2021
	Compared to the Three Months Ended June 30, 2020
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$(209)	$1,116	$907
Short-term investments	—	25	25
Investment securities	(10)	(26)	(36)
Federal Home Loan Bank stock	(26)	(11)	(37)
Total interest-earning assets	(245)	1,104	859
Interest-bearing liabilities:
Savings accounts	(32)	11	(21)
Money market accounts	(212)	143	(69)
NOW accounts	(48)	24	(24)
Certificates of deposit	(415)	(75)	(490)
Total interest-bearing deposits	(707)	103	(604)
Borrowings	70	(175)	(105)
Total interest-bearing liabilities	(637)	(72)	(709)
Change in net interest income	$392	$1,176	$1,568

Results of Operations for the Six Months Ended June 30, 2021 and 2020

General. Net income increased $3.0 million, or 66.5%, to $7.5 million for the six months ended June 30, 2021 from $4.5 million for the six months ended June 30, 2020. The increase was primarily related to an increase of $4.4 million in net interest and dividend income and a decrease in the provision for loan losses of $1.5 million, partially offset by an increase of $2.1 million in noninterest expense and an increase of $1.3 million in the provision for income taxes.

Interest and Dividend Income. Interest and dividend income increased $2.7 million, or 9.3%, to $31.4 million for the six months ended June 30, 2021 from $28.7 million for the six months ended June 30, 2020. This increase was attributable to an increase in interest and fees on loans, which increased $2.8 million, or 10.1%, to $31.0 million for the six months ended June 30, 2021 from $28.2 million for the six months ended June 30, 2020, partially offset by a decrease in interest and dividends on securities of $162,000, or 31.3%, to $355,000 for the six months ended June 30, 2021 from $517,000 for the six months June 30, 2020.

The increase in interest income on loans was due to an increase in the average balance of loans of $172,000, or 15.1%, to $1.31 billion for the six months ended June 30, 2021, from $1.14 billion for the six months ended June 30, 2020. The increase in interest income is also attributable to the accretion of fee income related to SBA PPP loans. The amount of income recognized from these fees totaled $1.2 million for the six months ended June 30, 2021 compared to $255,000 for the six months ended June 30, 2020. The increase was partially offset by a decrease in loan yields of 21 basis points to 4.73% for the six months ended June 30, 2021 due to a decrease in market interest rates.

The decrease in interest and dividends on securities was due to a decrease in the average balance of investment securities of $8.6 million, or 20.4%, to $33.4 million for the six months ended June 30, 2021 from $42.0 million for the six months ended June 30, 2020. In addition, interest and dividend income on securities decreased due to the yield on securities decreasing 34 basis points due to a decrease in market interest rates.

Interest Expense. Interest expense decreased $1.7 million, or 48.0%, to $1.9 million for the six months ended June 30, 2021 from $3.6 million for the six months ended June 30, 2020. The decrease was caused by decreases in interest expense on deposits and borrowings. Interest expense on deposits decreased $1.3 million, or 43.3%, to $1.8 million for the six months ended June 30, 2021 from $3.1 million for the six months ended June 30, 2020. This was due primarily to the cost of interest-bearing deposits decreasing 51 basis points to 0.42% for the six months ended June 30, 2021 from 0.93% for the six months ended June 30, 2020. The decrease in cost was partially offset by an increase in the average balance of interest-bearing deposits of $170.2 million, or 25.5%, to $836.5 million for the six months ended June 30, 2021 from $666.3 million for the six months ended June 30, 2020. The increase resulted primarily from an increase in the average balance of money market accounts, which increased $106.6 million, or 39.7%, NOW accounts which increased $30.4 million, or 24.3%, savings accounts which increased $25.9 million, or 20.7%, and certificates of deposit which increased $7.2 million, or 4.9%.

Interest expense on borrowings decreased $406,000, or 74.2%, to $141,000 for the six months ended June 30, 2021 from $547,000 for the six months June 30, 2020 due to a decrease in the average balance of borrowings of $52.7 million, or 79.6%, to $13.5 million for the six months ended June 30, 2021 from $66.2 million for the six months ended June 30, 2020. The decrease in average balance was partially offset by an increase in the cost of borrowings of 44 basis points to 2.09% for the six months ended June 30, 2021 from 1.65% for the six months ended June 30, 2020.

Net Interest and Dividend Income. Net interest and dividend income increased by $4.4 million, or 17.5%, to $29.5 million for the six months ended June 30, 2021 from $25.1 million for the six months ended June 30, 2020. The growth in net interest and dividend income was primarily the result of an increase in our average interest earning assets of $271.0 million, or 22.6%, offset by an increase in average interest-bearing liabilities of $170.2 million, or 25.5% and a decrease in net interest margin of 18 basis points to 4.01%.

Provision for Loan Losses. The provision for loan losses was $2.4 million for the six months ended June 30, 2021 compared to $4.0 million for the six months ended June 30, 2020, which was a decrease of $1.6 million, or 39.0%. The changes in the provision were based on management’s assessment of economic conditions, including the impact of the COVID-19 pandemic, loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends.

The provision recorded resulted in an allowance for loan losses of $19.4 million, or 1.43% of total loans, at June 30, 2021, compared to $18.5 million, or 1.39% of total loans, at December 31, 2020, and $17.2 million, or 1.34% of total loans, at June 30, 2020. Included in total loans at June 30, 2021 was $43.3 million in PPP loans originated as part of the CARES Act that we believe have no credit risk due to a government guarantee; therefore, we have not provided an allowance for losses for these loans. Excluding PPP loans, the allowance to total loans as of June 30, 2021 was 1.48%. As of June 30, 2021, there was $227.1 million in outstanding mortgage warehouse loans. These loans are assessed at a lower credit risk and do not carry the same allocation as a traditional commercial loan. As of June 30, 2021, $341,000 in reserves were allocated to the mortgage warehouse loans. Non-accrual loans as of June 30, 2021 consisted primarily of two commercial relationships. Impairment was evaluated and specific reserves of $2.8 million were allocated to impaired loans as of June 30, 2021.

Noninterest Income. Noninterest income increased $407,000, or 23.7%, and was $2.1 million for the six months ended June 30, 2021 compared to $1.7 million for the six months ended June 30, 2020. The increase is primarily due to an increase in customer service fees on deposit accounts of $196,000, or 31.8%, and an increase in other service charges and fees of $67,000, or 9.3%. The increase in customer service fees on deposit accounts was primarily due to waived fees in 2020 for customers impacted by COVID-19 in addition to fees generated from the cash vault services for our customers who operate Bitcoin ATMs. Other service charges and fees increased primarily due to income from a loan payoff charge on a commercial real estate loan partially offset by a decrease in overdraft fee income. Noninterest income for the six months ended June 30, 2021 also increased due to an increase in bank owned life insurance income of $92,000, or 26.3%, when compared to the same period in 2020 due to the purchase of additional insurance policies in 2020. Other income increased $52,000, or 192.6% for the six months ended June 30, 2021 primarily due to a one-time incentive payment on a service contract received in the first quarter of 2021.

Noninterest Expense. Noninterest expense increased $2.0 million, or 12.4%, to $18.7 million for the six months ended June 30, 2021 compared to $16.7 million for the six months ended June 30, 2020. The increase is primarily due to an increase in salaries and employee benefits expense, data processing fees, directors’ compensation, professional fees and deposit insurance expenses, partially offset by a decrease in write downs of other assets and receivables. The increase of $2.0 million, or 17.7%, for the six months ended June 30, 2021 when compared to the same period in 2020 in salary and employee benefits was primarily due to stock based compensation expense and a higher number of sales and operations positions compared to the same period in 2020. Data processing fees increased $187,000, or 41.7%, primarily due to new contracts for deposit services. Directors’ compensation increased $150,000, or 41.1%, primarily due to increase stock-based compensation expense. Professional fees increased $147,000, or 19.5%, primarily due to management fees and an increase in audit and compliance costs. Deposit insurance expenses increased $93,000, or 75.0%, primarily due to one-time credits that were recognized in the first quarter of 2020 that resulted in a lower expense. These increases were offset by a decrease in write downs of other assets and receivables of $500,000. In the first quarter of 2020 a write-down of a notes receivable balance was completed after we evaluated the collectability and determined that $500,000 was uncollectible.

Income Tax Provision. We recorded a provision for income taxes of $3.0 million for the six months ended June 30, 2021, reflecting an effective tax rate of 28.7%, compared to a provision of $1.7 million for the six months ended June 30, 2020, reflecting an effective tax rate of 27.5%.

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

	For the Six Months Ended June 30,
	2021			2020
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans	$1,310,127	$30,995	4.73%	$1,138,223	$28,151	4.95%
Short-term investments	126,671	52	0.08%	19,045	75	0.79%
Investment securities	32,578	348	2.14%	39,767	457	2.30%
Federal Home Loan Bank stock	869	7	1.61%	2,242	60	5.35%
Total interest-earning assets	1,470,245	31,402	4.27%	1,199,277	28,743	4.79%
Non-interest earning assets	68,269			58,227
Total assets	$1,538,514			$1,257,504
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$151,378	$111	0.15%	$125,430	$182	0.29%
Money market accounts	375,309	924	0.49%	268,669	1,221	0.91%
NOW accounts	155,582	187	0.24%	125,155	268	0.43%
Certificates of deposit	154,256	528	0.68%	147,057	1,418	1.93%
Total interest-bearing deposits	836,525	1,750	0.42%	666,311	3,089	0.93%
Borrowings	13,500	141	2.09%	66,154	547	1.65%
Total interest-bearing liabilities	850,025	1,891	0.44%	732,465	3,636	0.99%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	432,670			275,368
Other noninterest-bearing liabilities	18,361			15,694
Total liabilities	1,301,056			1,023,527
Total equity	237,458			233,977
Total liabilities and
equity	$1,538,514			$1,257,504
Net interest income		$29,511			$25,107
Interest rate spread (1)			3.83%			3.80%
Net interest-earning assets (2)	$620,220			$466,812
Net interest margin (3)			4.01%			4.19%
Average interest-earning assets to
interest-bearing liabilities	172.96%			163.73%

(1)Interest earned/paid on loans includes fee income related to SBA loan fee accretion of $1.2 million and $255,000 for the six months ended June 30, 2021 and June 30, 2020, respectively. Interest earned/paid on loans also includes mortgage warehouse loan origination fee income of $678,000 and $226,000 for the six months ended June 30, 2021 and June 30, 2020, respectively.

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

	For the Six Months Ended June 30, 2021
	Compared to the Six Months Ended June 30, 2020
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$(1,264)	$4,108	$2,844
Short-term investments	(119)	96	(23)
Investment securities	(31)	(78)	(109)
Federal Home Loan Bank stock	(28)	(25)	(53)
Total interest-earning assets	(1,442)	4,101	2,659
Interest-bearing liabilities:
Savings accounts	(103)	32	(71)
Money Market accounts	(679)	382	(297)
NOW accounts	(136)	55	(81)
Certificates of deposit	(956)	66	(890)
Total interest-bearing deposits	(1,874)	535	(1,339)
Borrowings	115	(521)	(406)
Total interest-bearing liabilities	(1,759)	14	(1,745)
Change in net interest income	$317	$4,087	$4,404

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning June 30, 2021.

	At
	June 30,
	2021
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
200	$58,947	2.80%
0	57,363	—
-100	57,238	(0.20)%

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

The following table presents the estimated changes in EVE of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of June 30, 2021.

	At
	June 30,
	2021
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
400	$345,462	23.60%
300	329,861	18.10%
200	313,295	12.10%
100	297,799	6.60%
0	279,423	—
-100	243,008	(13.00)%

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

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows and identified volatile deposits, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are primarily invested in mortgage-backed securities backed by government sponsored entities, collateralized mortgage obligations, municipal bonds and asset-backed securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2021, cash and cash equivalents totaled $140.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $32.6 million at June 30, 2021. Warehouse loans that have a short-term duration also provide additional sources of liquidity. The balance that meets the definition of a liquid assets totaled $215.1 million as of June 30, 2021.

At June 30, 2021, we had the ability to borrow $139.8 million from the Federal Home Loan Bank of Boston. On that date, we had $13.5 million in advances outstanding. At June 30, 2021, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $217.1 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At June 30, 2021 and December 31, 2020, we had $110.6 million and $31.9 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at June 30, 2021 and December 31, 2020, we had $241.8 million and $202.0 million in unadvanced funds to borrowers, respectively. We also had $1.7 million in outstanding letters of credit at June 30, 2021 and December 31, 2020.

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

Non-core deposits, or volatile deposits, are accounts where full banking services are not utilized or there is significant volatility expected. The Company has identified $29.3 million in volatile deposits as of June 30, 2021.

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

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At June 30, 2021, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)On March 12, 2021, the Company announced that its Board of Directors had adopted a stock repurchase program under which it would repurchase up to 1,400,000 shares of its common stock, or approximately 7.5% of the current outstanding shares. The repurchase program has no expiration date. The Company’s repurchases of common stock for the second quarter of 2021, under the repurchase program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	297,485	$15.35	297,485	904,559
May 1, 2021 - May 31, 2021	46,736	$16.17	46,736	857,823
June 1, 2021 - June 30, 2021	51,663	$16.21	51,663	806,160
Total	395,884	$15.56	395,884

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date: August 12, 2021	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: August 12, 2021	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer