Form 10-Q
period 2021-09-30
Provident Bancorp, Inc. /MD/
filed 2021-11-10
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, there were 17,925,430 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.Financial Information

Item 1.Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	September 30,	December 31,
	2021	2020
(Dollars in thousands)	(unaudited)
Assets
Cash and due from banks	$19,517	$11,830
Short-term investments	171,644	71,989
Cash and cash equivalents	191,161	83,819
Debt securities available-for-sale (at fair value)	35,901	32,215
Federal Home Loan Bank stock, at cost	785	895
Loans, net of allowance for loan losses of $18,142 and $18,518 as of
September 30, 2021 and December 31, 2020, respectively	1,322,485	1,314,810
Bank owned life insurance	36,826	36,684
Premises and equipment, net	14,363	14,716
Accrued interest receivable	5,070	6,371
Right-of-use assets	4,141	4,258
Other assets	14,566	12,013
Total assets	$1,625,298	$1,505,781

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$494,839	$383,079
Interest-bearing	866,280	854,349
Total deposits	1,361,119	1,237,428
Long-term borrowings	13,500	13,500
Operating lease liabilities	4,413	4,488
Other liabilities	15,005	14,509
Total liabilities	1,394,037	1,269,925
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
17,889,759 and 19,047,544 shares issued and outstanding
at September 30, 2021 and December 31, 2020, respectively	179	191
Additional paid-in capital	123,797	139,450
Retained earnings	115,163	104,508
Accumulated other comprehensive income	933	1,058
Unearned compensation - ESOP	(8,811)	(9,351)
Total shareholders' equity	231,261	235,856
Total liabilities and shareholders' equity	$1,625,298	$1,505,781

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(Dollars in thousands, except per share data)	(unaudited)
Interest and dividend income:
Interest and fees on loans	$16,084	$14,972	$47,079	$43,123
Interest and dividends on debt securities available-for-sale	183	200	538	717
Interest on short-term investments	69	6	121	81
Total interest and dividend income	16,336	15,178	47,738	43,921
Interest expense:
Interest on deposits	760	1,075	2,510	4,164
Interest on borrowings	72	108	213	655
Total interest expense	832	1,183	2,723	4,819
Net interest and dividend income	15,504	13,995	45,015	39,102
Provision for loan losses	232	760	2,654	4,731
Net interest and dividend income after provision for loan losses	15,272	13,235	42,361	34,371
Noninterest income:
Customer service fees on deposit accounts	485	382	1,297	998
Service charges and fees - other	818	252	1,606	973
Bank owned life insurance income	509	234	951	584
Other income	11	43	90	70
Total noninterest income	1,823	911	3,944	2,625
Noninterest expense:
Salaries and employee benefits	7,136	5,929	20,317	17,130
Occupancy expense	449	384	1,278	1,254
Equipment expense	128	151	377	432
Deposit insurance	124	118	341	242
Data processing	320	253	955	701
Marketing expense	36	46	154	181
Professional fees	410	464	1,310	1,217
Directors' compensation	259	177	774	542
Software depreciation and implementation	255	256	742	694
Write down of other assets and receivables	225	1,307	225	1,807
Other	726	601	2,336	2,153
Total noninterest expense	10,068	9,686	28,809	26,353
Income before income tax expense	7,027	4,460	17,496	10,643
Income tax expense	1,940	1,258	4,946	2,960
Net income	$5,087	$3,202	$12,550	$7,683
Earnings per share:
Basic	$0.31	$0.18	$0.74	$0.42
Diluted	$0.30	$0.18	$0.72	$0.42
Weighted Average Shares:
Basic	16,637,852	18,185,995	16,870,674	18,149,745
Diluted	17,235,852	18,222,766	17,344,147	18,184,550

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In thousands)
Net income	$5,087	$3,202	$12,550	$7,683
Other comprehensive income:
Unrealized holding (losses) gains arising during the period on debt securities available-for-sale	(88)	79	(172)	810
Unrealized (loss) gain	(88)	79	(172)	810
Income tax effect	22	(22)	47	(209)
Total other comprehensive (loss) income	(66)	57	(125)	601
Comprehensive income	$5,021	$3,259	$12,425	$8,284

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended September 30, 2021 and 2020
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Income (Loss)	ESOP	Total
Balance, June 30, 2021	18,246,136	$182	$128,666	$110,752	$999	$(8,991)	$231,608
Net income	—	—	—	5,087	—	—	5,087
Dividends declared ($0.04 per share)	—	—	—	(676)	—	—	(676)
Other comprehensive loss	—	—	—	—	(66)	—	(66)
Stock-based compensation expense, net of forfeitures	—	—	700	—	—	—	700
Repurchase of common stock	(357,877)	(3)	(5,764)	—	—	—	(5,767)
Stock options exercised, net	1,500	—	13	—	—	—	13
ESOP shares earned	—	—	182	—	—	180	362
Balance, September 30, 2021	17,889,759	$179	$123,797	$115,163	$933	$(8,811)	$231,261

Balance, June 30, 2020	19,472,310	$195	$146,778	$98,057	$1,002	$(9,710)	$236,322
Net income	—	—	—	3,202	—	—	3,202
Dividends declared ($0.03 per share)	—	—	—	(584)	—	—	(584)
Other comprehensive income	—	—	—	—	57	—	57
Stock-based compensation expense, net of forfeitures	—	—	257	—	—	—	257
ESOP shares earned	—	—	(3)	—	—	180	177
Balance, September 30, 2020	19,472,310	$195	$147,032	$100,675	$1,059	$(9,530)	$239,431

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	For the nine months ended September 30, 2021 and 2020
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Income (Loss)	ESOP	Total
Balance, December 31, 2020	19,047,544	$191	$139,450	$104,508	$1,058	$(9,351)	$235,856
Net income	—	—	—	12,550	—	—	12,550
Dividends declared ($0.04 per share)	—	—	—	(1,895)	—	—	(1,895)
Other comprehensive loss	—	—	—	—	(125)	—	(125)
Stock-based compensation expense, net of forfeitures	—	—	1,978	—	—	—	1,978
Restricted stock award grants, net of forfeitures	60,000	—	—	—	—	—	—
Repurchase of common stock	(1,226,976)	(12)	(18,120)	—	—	—	(18,132)
Shares surrendered related to tax withholdings on restricted stock awards	(202)	—	(2)	—	—	—	(2)
Stock options exercised, net	9,393		22	—	—	—	22
ESOP shares earned	—	—	469	—	—	540	1,009
Balance, September 30, 2021	17,889,759	$179	$123,797	$115,163	$933	$(8,811)	$231,261

Balance, December 31, 2019	19,473,818	$195	$146,174	$94,159	$458	$(10,053)	$230,933
Net income	—	—	—	7,683	—	—	7,683
Dividends declared ($0.03 per share)	—	—	—	(1,167)	—	—	(1,167)
Other comprehensive income	—	—	—	—	601	—	601
Stock-based compensation expense, net of forfeitures	—	—	760	—	—	—	760
Restricted stock award grants, net of forfeitures	(1,508)	—	—	—	—	—	—
ESOP shares earned	—	—	98	—	—	523	621
Balance, September 30, 2020	19,472,310	$195	$147,032	$100,675	$1,059	$(9,530)	$239,431

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$12,550	$7,683
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	136	211
ESOP expense	1,009	621
Change in deferred loan fees, net	639	3,081
Provision for loan losses	2,654	4,731
Depreciation and amortization	760	814
Decrease (increase) in accrued interest receivable	1,301	(3,014)
Deferred tax benefit	(863)	(2,007)
Share-based compensation expense	1,978	760
Bank-owned life insurance income	(664)	(584)
Proceeds from death benefit on cash surrender value for bank-owned life insurance	(287)	—
Principal repayments of operating lease obligations	(75)	(59)
Net (increase) decrease in other assets	(1,642)	928
Net increase in other liabilities	496	230
Net cash provided by operating activities	17,992	13,395

Cash flows from investing activities:
Purchases of debt securities available-for-sale	(10,639)	—
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	6,644	7,969
Redemption of Federal Home Loan Bank stock	110	521
Loan originations and purchases, net of paydowns	(10,968)	(323,195)
Cash paid for mortgage warehouse asset purchase, net	—	(66,962)
Additions to premises and equipment	(290)	(656)
Purchase of bank owned life insurance	—	(8,950)
Proceeds from distribution of bank owned life insurance	809	—
Net cash used in investing activities	(14,334)	(391,273)

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Cash flows from financing activities:
Net increase in noninterest-bearing accounts	111,760	139,003
Net increase in interest-bearing accounts	11,931	179,326
Repurchase of common stock	(18,132)	—
Cash dividends paid on common stock	(1,895)	(1,167)
Proceeds from exercise of stock options, net	22	—
Net change in short-term borrowings	—	60,027
Payments made on Federal Home Loan Bank long-term advances	—	(11,525)
Shares surrendered related to tax withholdings on restricted stock awards	(2)	—
Net cash provided by financing activities	103,684	365,664

Net increase (decrease) in cash and cash equivalents	107,342	(12,214)
Cash and cash equivalents at beginning of period	83,819	59,658
Cash and cash equivalents at end of period	$191,161	$47,444

Supplemental disclosures:
Interest paid	$2,723	$4,819
Income taxes paid	6,804	4,330
Reclassification of premises and equipment to other assets	—	3
Recognition of right-of-use assets	—	693
Recognition of operating lease liabilities	—	693

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Maryland corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-and nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2020 have been reclassified to be consistent with the 2021 consolidated financial statement presentation and had no effect on the net income reported in the consolidated statements of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, The Provident Bank (“BankProv” or the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation and 5 Market Street Security Corporation. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account. All significant inter-company balances and transactions have been eliminated in consolidation.

(2)    Corporate Structure

The Company is a Maryland corporation whose primary purpose is to act as the holding company for the Bank. The Bank, headquartered in Amesbury, Massachusetts, operates its business from seven banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Bedford, and Seabrook, New Hampshire. The Bank also has two loan production offices in Boston, Massachusetts and Ponte Vedra, Florida. Our primary deposit products are checking, savings, and term certificate accounts and our primary lending products are commercial mortgages, commercial and mortgage warehouse loans. BankProv is also a commercial bank for corporate clients, specializing in offering adaptive and technology-first banking solutions to niche markets, including cryptocurrency, renewable energy, fin-tech and search fund lending.

(3)    COVID-19

Since the distribution of COVID-19 vaccinations began in December 2020, significant progress has been made to combat the spread of the virus and as a result, there has been an uptick in economic activity, particularly those industries that had been most heavily impacted by the economic downturn caused by the COVID-19 pandemic. Despite the progress, COVID-19 has caused significant disruption in the U.S. economy and has adversely impacted a broad range of industries in which the Company’s customers operate, which could impair their ability to fulfill their financial obligations. While it is not possible to know the full extent of these impacts as of the date of this filing, detailed below are potentially material items of which we are aware.

Congress, the President, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) was enacted on December 27, 2020, providing for a second round of Paycheck Protection Program (“PPP”) loans. Also on December 27, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law. Section 541 of the CAA extends the provision in Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings”, to January 1, 2022. The Federal Reserve also took actions to mitigate the economic impact of the COVID-19 pandemic, including cutting the federal funds rate 150 basis points and targeting a 0 to 25 basis point rate. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

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

Financial position and results of operations

In keeping with the guidance from regulators, during the height of the pandemic, the Company worked with COVID-19 affected customers to waive fees from a variety of sources and worked with affected borrowers to defer payments, interest and fees. The Company continues to monitor and measure the impact and potential future impact on operations.

Allowance for loan losses

Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for credit losses, which could cause the provision for loan losses to increase. It also is possible that asset quality could worsen and expenses associated with collection efforts and loan charge-offs could increase. The Company participated in both rounds of the PPP, providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government; if that should change, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

In accordance with guidance issued by federal banking agencies, the Company worked with borrowers that were unable to meet contractual obligations due to the effects of COVID-19 by providing modifications to allow for deferral of interest or principal and interest payments a case-by-case basis. In order to mitigate the risk associated with these modifications the Company incorporated covenants that require borrowers to submit quarterly financial statements, prohibit them from distributing funds to any owner or stockholder (with the exception of payroll) and also prohibit them from making any payments on debt owed to subordinated debt holders for the duration of their modification. If borrowers are unable to return to their normal payment plan following their modification period, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

Valuation

Valuation and fair value measurement challenges may occur. For example, COVID-19 could cause a further and sustained decline in the financial markets or the occurrence of what management would deem a valuation triggering event that could result in an impairment charge to earnings, such as our investment securities.

(4)    Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace the current “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. On October 16, 2019, FASB approved a delay in the implementation until January 2023 for smaller reporting companies as defined by the SEC. The amendments in this update will be effective for the Company on January 1, 2023. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.

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

(5)    Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at September 30, 2021 and December 31, 2020:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
September 30, 2021
State and municipal securities	$9,029	$654	$—	$9,683
Asset-backed securities	8,455	261	—	8,716
Government mortgage-backed securities	17,189	329	16	17,502
Total debt securities available-for-sale	$34,673	$1,244	$16	$35,901
December 31, 2020
State and municipal securities	$10,211	$683	$—	$10,894
Asset-backed securities	4,432	278	—	4,710
Government mortgage-backed securities	16,172	449	10	16,611
Total debt securities available-for-sale	$30,815	$1,410	$10	$32,215

The scheduled maturities of debt securities at September 30, 2021 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$585	$621
Due after five years through ten years	598	602
Due after ten years	7,846	8,460
Government mortgage-backed securities	17,189	17,502
Asset-backed securities	8,455	8,716
	$34,673	$35,901

There were no realized gains or losses on sales and calls during the nine months ended September 30, 2021 or September 30, 2020.

Securities with carrying amounts of $16.0 million and $21.3 million were pledged to secure available borrowings with the Federal Home Loan Bank at September 30, 2021 and December 31, 2020, respectively.

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

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at September 30, 2021 and December 31, 2020:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2021
Temporarily impaired securities:
Government mortgage-backed securities	$5,391	$12	$127	$4	$5,518	$16
Total temporarily impaired debt securities	$5,391	$12	$127	$4	$5,518	$16

December 31, 2020
Temporarily impaired securities:
Government mortgage-backed securities	$—	$—	$817	$10	$817	$10
Total temporarily impaired debt securities	$—	$—	$817	$10	$817	$10

Government mortgage-backed securities: The gross unrealized losses on government mortgage-backed securities were primarily attributable to changes in interest rates since the time of purchase. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2021.

(6)    Loans

A summary of loans is as follows:

	At	At
	September 30,	December 31,
(In thousands)	2021	2020
Commercial real estate	$423,526	$438,949
Commercial (1)	609,638	565,976
Residential real estate	25,100	32,785
Construction and land development	34,800	28,927
Consumer	2,389	5,547
Mortgage warehouse	250,048	265,379
	1,345,501	1,337,563
Allowance for loan losses	(18,142)	(18,518)
Deferred loan fees, net (2)	(4,874)	(4,235)
Net loans	$1,322,485	$1,314,810

(1)Includes $27.4 million and $41.8 million in PPP loans at September 30, 2021 and December 31, 2020, respectively.

(2)Includes $1.1 million and $993,000 in deferred fees related to PPP loans at September 30, 2021 and December 31, 2020, respectively.

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Unallocated	Total
Allowance for loan losses:

Balance at June 30, 2021	$5,753	$12,396	$141	$445	$336	$341	$—	$19,412
Charge-offs	—	(1,570)	—	—	(37)	—	—	(1,607)
Recoveries	—	88	—	—	17	—	—	105
Provision (credit)	(267)	573	(32)	(8)	(68)	34	—	232
Balance at September 30, 2021	$5,486	$11,487	$109	$437	$248	$375	$—	$18,142

Balance at June 30, 2020	$6,758	$7,925	$207	$955	$851	$462	$—	$17,158
Charge-offs	—	(78)	—	—	(96)	—	—	(174)
Recoveries	—	—	—	—	44	—	—	44
Provision (credit)	106	869	(11)	(376)	(55)	227	—	760
Balance at September 30, 2020	$6,864	$8,716	$196	$579	$744	$689	$—	$17,788

	For the nine months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2020	$6,095	$10,543	$184	$447	$586	$663	$—	$18,518
Charge-offs	(150)	(2,979)	—	—	(228)	—	—	(3,357)
Recoveries	81	185	2	—	59	—	—	327
Provision (credit)	(540)	3,738	(77)	(10)	(169)	(288)	—	2,654
Balance at September 30, 2021	$5,486	$11,487	$109	$437	$248	$375	$—	$18,142

Balance at December 31, 2019	$6,104	$6,086	$254	$749	$650	$—	$1	$13,844
Charge-offs	(118)	(175)	—	(24)	(609)	—	—	(926)
Recoveries	—	7	4	—	128	—	—	139
Provision (credit)	878	2,798	(62)	(146)	575	689	(1)	4,731
Balance at September 30, 2020	$6,864	$8,716	$196	$579	$744	$689	$—	$17,788

The following table sets forth information regarding the allowance for loan losses and related loan balances by portfolio segment at September 30, 2021 and December 31, 2020:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
September 30, 2021
Allowance for loan losses:
Ending balance:
Individually evaluated
for impairment	$—	$1,257	$—	$—	$—	$—	$1,257
Ending balance:
Collectively evaluated
for impairment	5,486	10,230	109	437	248	375	16,885
Total allowance for loan
losses ending balance	$5,486	$11,487	$109	$437	$248	$375	$18,142

Loans (1):
Ending balance:
Individually evaluated
for impairment	$20,762	$3,960	$159	$—	$—	$—	$24,881
Ending balance:
Collectively evaluated
for impairment	402,764	605,678	24,941	34,800	2,389	250,048	1,320,620
Total loans ending balance	$423,526	$609,638	$25,100	$34,800	$2,389	$250,048	$1,345,501

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

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at September 30, 2021 and December 31, 2020:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans
September 30, 2021
Commercial real estate	$—	$—	$—	$—	$423,526	$423,526	$—	$—
Commercial	96	—	1,873	1,969	607,669	609,638	—	2,108
Residential real estate	131	—	633	764	24,336	25,100	—	896
Construction and
land development	—	—	—	—	34,800	34,800	—	—
Consumer	32	4	32	68	2,321	2,389	—	32
Mortgage warehouse	—	—	—	—	250,048	250,048	—	—
Total	$259	$4	$2,538	$2,801	$1,342,700	$1,345,501	$—	$3,036

December 31, 2020
Commercial real estate	$—	$—	$—	$—	$438,949	$438,949	$—	$—
Commercial	4,358	—	291	4,649	561,327	565,976	—	4,198
Residential real estate	255	346	1,030	1,631	31,154	32,785	—	1,156
Construction and
land development	—	—	—	—	28,927	28,927	—	—
Consumer	61	21	64	146	5,401	5,547	—	65
Mortgage warehouse	—	—	—	—	265,379	265,379	—	—
Total	$4,674	$367	$1,385	$6,426	$1,331,137	$1,337,563	$—	$5,419

The following tables provide information with respect to the Company’s impaired loans:

	September 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$20,762	$20,912	$—	$21,039	$21,312	$—
Commercial	2,094	2,331	—	434	441	—
Residential real estate	159	159	—	162	162	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired with no related allowance	23,015	23,402	—	21,635	21,915	—

With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Commercial	1,866	3,037	1,257	4,024	4,605	2,024
Residential real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired with an allowance recorded	1,866	3,037	1,257	4,024	4,605	2,024

Total
Commercial real estate	20,762	20,912	—	21,039	21,312	—
Commercial	3,960	5,368	1,257	4,458	5,046	2,024
Residential real estate	159	159	—	162	162	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired loans	$24,881	$26,439	$1,257	$25,659	$26,520	$2,024

	Three Months Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$20,785	$166	$1,383	$28
Commercial	2,107	70	354	4
Residential real estate	159	1	163	1
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with no related allowance	23,051	237	1,900	33
With an allowance recorded:
Commercial real estate	—	—	20,354	1
Commercial	2,438	—	4,178	—
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with an allowance recorded	2,438	—	24,532	1
Total
Commercial real estate	20,785	166	21,737	29
Commercial	4,545	70	4,532	4
Residential real estate	159	1	163	1
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired loans	$25,489	$237	$26,432	$34

	Nine Months Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$20,815	$509	$1,455	$56
Commercial	2,149	123	373	14
Residential real estate	161	6	164	6
Construction and land development	—	—	83	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with no related allowance	23,125	638	2,075	76
With an allowance recorded:
Commercial real estate	—	—	20,695	253
Commercial	2,689	—	4,454	1
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with an allowance recorded	2,689	—	25,149	254
Total
Commercial real estate	20,815	509	22,150	309
Commercial	4,838	123	4,827	15
Residential real estate	161	6	164	6
Construction and land development	—	—	83	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired loans	$25,814	$638	$27,224	$330

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

The following tables summarize TDRs entered into during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
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

There were no new TDRs approved during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Bank approved three TDRs, all related to one commercial relationship totaling $1.9 million. As of December 31, 2020, this relationship was deemed impaired, placed on non-accrual status and specific reserves of $1.8 million were allocated. A troubled debt restructuring was completed to provide the borrower with a three-month principal and interest deferral through April 2021; upon review in the second quarter an additional three-month principal and interest deferral was granted through August 2021. As of September 30, 2021, $1.6 million relating to this commercial relationship was charged-off. The remaining balance is on non-accrual status with specific reserves of $270,000.

There were no new TDRs approved during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Bank approved 10 TDRs. Of the 10 troubled debt restructurings, seven were for one commercial real estate loan relationship totaling $20.1 million. The Bank analyzed the relationship and modified the relationship as follows:

•$16.5 million was placed on interest-only payments for three years at a reduced rate;

•$2.1 million was restructured to amortize and pay out over a 10-year term at a reduced rate; and

•$1.5 million was advanced for necessary capital expenditures. The advance was placed on interest-only payments for three years at a reduced rate.

Upon completion of the restructuring in the first quarter of 2020, the commercial relationship was placed on non-accrual status and after demonstrating the ability to pay the loan under the restructured terms, it was taken off non-accrual status in the fourth quarter of 2020 and specific reserves of $1.2 million were removed due to sufficient collateral. As of September 30, 2021, these loans were paying in accordance with the restructured terms and no new specific reserves have been attributed to the relationship.

Also during the nine months ended September 30, 2020, the Bank approved two troubled debt restructurings for another commercial real estate relationship totaling $165,000. These loans have a reduced rate for a period of two years. An impairment analysis was performed and a specific reserve of $8,000 was allocated to this relationship. The Bank also approved one troubled debt restructuring of a commercial loan totaling $81,000. This commercial loan was placed on an extended six month interest-only period with a new term and re-amortization to follow. An impairment analysis was performed and a specific reserve of $40,000 was allocated to this relationship.

The total recorded investment in TDRs was $23.4 million and $23.3 million at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

Additionally, the Company has worked with borrowers impacted by COVID-19 by providing modifications to allow for deferral of interest or principal and interest payments on a case-by-case basis. These modifications are excluded from troubled debt restructuring classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators and will continue to be reported as current during the payment deferral period.

The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES Act or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. Loan modifications made pursuant to the CARES Act or interagency guidance that were in payment deferral at September 30, 2021 and December 31, 2020 totaled approximately $12.0 million and $44.0 million, respectively. During the three months ended September 30, 2021, no new or additional deferrals were provided to borrowers. At September 30, 2021, there were four commercial and industrial loans that amounted to $2.7 million and one construction loan that amounted to $9.3 million that were in payment deferral pursuant to the CARES Act or interagency guidance. There were no commercial real estate, consumer, residential or mortgage warehouse loans that were in payment deferral at September 30, 2021 based on modifications made pursuant to the CARES Act or interagency guidance. At

December 31, 2020, there were eight commercial real estate loans that amounted to $12.4 million, 28 commercial and industrial loans that amounted to $22.4 million, one construction and land development loan that amounted to $9.0 million, and one residential mortgage loan that amounted to $177,000 that were in payment deferral pursuant to the CARES Act or interagency guidance. There were no consumer or mortgage warehouse loans that were in payment deferral at December 31, 2020 based on modifications made pursuant to the CARES Act or interagency guidance.

The following tables present the Company’s loans by risk rating and portfolio segment at September 30, 2021 and December 31, 2020:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
September 30, 2021
Grade:
Pass	$372,620	$554,143	$—	$33,762	$—	$250,048	$1,210,573
Special mention	31,039	46,646	—	—	—	—	77,685
Substandard	19,867	8,274	896	1,038	—	—	30,075
Doubtful	—	575	—	—	—	—	575
Not formally rated	—	—	24,204	—	2,389	—	26,593
Total	$423,526	$609,638	$25,100	$34,800	$2,389	$250,048	$1,345,501

December 31, 2020
Grade:
Pass	$401,541	$538,449	$—	$28,927	$—	$265,379	$1,234,296
Special mention	17,702	13,625	—	—	—	—	31,327
Substandard	19,706	13,902	1,560	—	—	—	35,168
Not formally rated	—	—	31,225	—	5,547	—	36,772
Total	$438,949	$565,976	$32,785	$28,927	$5,547	$265,379	$1,337,563

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

Consumer loans are not formally rated.

(7)    Deposits

A summary of deposit balances, by type is as follows:

	September 30,	December 31,
(In thousands)	2021	2020
NOW and demand	$662,200	$554,095
Regular savings	152,633	151,341
Money market deposits	454,104	353,793
Total non-certificate accounts	1,268,937	1,059,229

Certificate accounts of $250,000 or more	4,654	5,167
Certificate accounts less than $250,000	87,528	173,032
Total certificate accounts	92,182	178,199
Total deposits	$1,361,119	$1,237,428

(8)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”). Maturities of advances from the FHLB as of September 30, 2021 are summarized as follows:

(In thousands)
Fiscal Year-End
2023	$8,500
2025	5,000
Total	$13,500

Borrowings from the FHLB, which aggregated $13.5 million at September 30, 2021, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial loans and qualified mortgage-backed government securities. The interest rates on FHLB advances ranged from 1.21% to 3.01%, and the weighted average interest rate on FHLB advances was 2.11% at September 30, 2021. All of the FHLB borrowings at September 30, 2021 are long-term with an original maturity of more than one year.

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

The following summarizes financial instruments measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2021
State and municipal securities	$9,683	$—	$9,683	$—
Asset-backed securities	8,716	—	8,716	—
Government mortgage-backed securities	17,502	—	17,502	—
Totals	$35,901	$—	$35,901	$—

December 31, 2020
State and municipal securities	$10,894	$—	$10,894	$—
Asset-backed securities	4,710	—	4,710	—
Government mortgage-backed securities	16,611	—	16,611	—
Totals	$32,215	$—	$32,215	$—

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

The following summarizes assets measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2021
Impaired loans
Commercial	$684	$—	$—	$684
Totals	$684	$—	$—	$684

December 31, 2020
Impaired loans
Commercial	$2,000	—	$—	$2,000
Totals	$2,000	$—	$—	$2,000

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2021
Impaired loans
Commercial	$684	Business valuation	Comparable company evaluations	0% - 15%

December 31, 2020
Impaired loans
Commercial	$2,000	Business valuation	Comparable company evaluations	—

At September 30, 2021, the carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $1.9 million, net of specific reserves of $1.3 million and charge offs of $1.6 million. At December 31, 2020, the carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $4.0 million, net of specific reserves of $2.0 million.

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at September 30, 2021 and December 31, 2020:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
September 30, 2021
Financial assets:
Cash and cash equivalents	$191,161	$191,161	$—	$—	$191,161
Available-for-sale debt securities	35,901	—	35,901	—	35,901
Federal Home Loan Bank of Boston stock	785	N/A	N/A	N/A	N/A
Loans, net	1,322,485	—	—	1,333,877	1,333,877
Accrued interest receivable	5,070	—	5,070	—	5,070
Financial liabilities:
Deposits	1,361,119	—	1,361,213	—	1,361,213
Borrowings	13,500	—	13,852	—	13,852

December 31, 2020
Financial assets:
Cash and cash equivalents	$83,819	$83,819	$—	$—	$83,819
Available-for-sale debt securities	32,215	—	32,215	—	32,215
Federal Home Loan Bank of Boston stock	895	N/A	N/A	N/A	N/A
Loans, net	1,314,810	—	—	1,321,143	1,321,143
Accrued interest receivable	6,371	—	6,371	—	6,371
Financial liabilities:
Deposits	1,237,428	—	1,237,867	—	1,237,867
Borrowings	13,500	—	14,016	—	14,016

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of September 30, 2021 and December 31, 2020, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At September 30, 2021, the Bank exceeded the regulatory requirement for the capital conservation buffer.

In September 2019, the federal banking agencies adopted a final rule to implement Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, effective January 1, 2020, establishing a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The CARES Act temporarily lowered the community bank leverage ratio to 8% through 2020. The CBLR requirement transitioned from 8% to 8.5% for calendar year 2021 and will transition to 9% beginning in 2022. As of September 30, 2021, the Bank has not opted into the CBLR framework.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2021
Total Capital (to Risk Weighted Assets)	$215,349	15.36%	$112,173	>	8.0%	$140,216	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	197,815	14.11	84,129	>	6.0	112,173	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	197,815	14.11	63,097	>	4.5	91,140	>	6.5
Tier 1 Capital (to Average Assets)	197,815	12.45	63,568	>	4.0	79,460	>	5.0
December 31, 2020
Total Capital (to Risk Weighted Assets)	$199,377	14.60%	$109,273	>	8.0%	$136,591	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	182,286	13.35	81,955	>	6.0	109,273	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	182,286	13.35	61,466	>	4.5	88,784	>	6.5
Tier 1 Capital (to Average Assets)	182,286	12.37	58,926	>	4.0	73,658	>	5.0

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid in a year, without prior approval of regulatory agencies, to the net income of the Bank for the year plus the retained net income of the previous two years. For the nine months ended September 30, 2021, net income of the Bank was $12.5 million and for the years ended December 31, 2020 and 2019, $12.1 million and $10.7 million, respectively, of retained earnings was available to pay dividends.

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In October 2020, the Company announced its plan to repurchase 1,000,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. The Company completed the repurchase of 1,000,000 shares of its common stock under this repurchase program in February 2021. In March 2021, the Company announced its plan to repurchase 1,400,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. During the nine months ended September 30, 2021, the Company had repurchased 1,226,976 shares of its outstanding common stock under these programs.

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

Shares held by the ESOP include the following:

	September 30, 2021	December 31, 2020
Allocated	372,014	282,256
Committed to be released	67,318	89,758
Unallocated	1,099,536	1,166,854
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $17.6 million at September 30, 2021.

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2021 and 2020 was $362,000 and $177,000, respectively. Total compensation expense recognized for the nine months ended September 30, 2021 and 2020 was $1.0 million and $621,000, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Net Income attributable to common shareholders	$5,087	$3,202	$12,550	$7,683

Average number of common shares issued	18,094,729	19,472,310	18,364,754	19,474,495
Less:
average unallocated ESOP shares	(1,107,093)	(1,196,856)	(1,129,315)	(1,219,160)
average unvested restricted stock	(349,784)	(89,459)	(364,765)	(105,590)
Average number of common shares outstanding
to calculate basic earnings per common share	16,637,852	18,185,995	16,870,674	18,149,745

Effect of dilutive unvested restricted stock and stock option awards	598,000	36,771	473,473	34,805
Average number of common shares outstanding
to calculate diluted earnings per common share	17,235,852	18,222,766	17,344,147	18,184,550

Earnings per common share:
Basic	$0.31	$0.18	$0.74	$0.42
Diluted	$0.30	$0.18	$0.72	$0.42

Stock options for 150,000 and 813,506 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2021 and 2020, respectively, because they were anti-dilutive, meaning the exercise price for such options were higher than the average price for the Company for such period. For the nine months ended September 30, 2021 and 2020, 730,115 and 818,900 shares, respectively, were not considered in the computing diluted earnings per common share because they were anti-dilutive.

(13)    Share-Based Compensation

The shareholders of the Company approved the Provident Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) on November 23, 2020, which is in addition to the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan”), (collectively called the “Equity Incentive Plans”). Under the Equity Incentive Plans, the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Incentive Plans, with 902,344 and 1,021,239 shares reserved for options under the 2016 Equity Plan and 2020 Equity Plan, respectively. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 360,935 and 408,495 under the 2016 Equity Plan and 2020 Equity Plan, respectively. The value of restricted stock grants is based on the market price of the stock on grant date. Options and awards vest ratably over 3 to 5 years.

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

The fair value of options granted in 2021 is based on the following assumptions:

2021
Vesting period (years)	5
Expiration date (years)	10
Expected volatility	34.41%
Expected life (years)	7.5
Expected dividend yield	1.07%
Risk free interest rate	1.19%
Fair value per option	$5.06

A summary of the status of the Company’s stock option grants for the nine months ended September 30, 2021 is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,644,731	$10.25
Granted	150,000	15.00
Forfeited	—	—
Exercised	(17,264)	8.61
Outstanding at September 30, 2021	1,777,467	$10.66	7.49	$9,520,000
Outstanding and expected to vest at September 30, 2021	1,777,467	$10.66	7.49	$9,520,000
Vested and Exercisable at September 30, 2021	616,344	$8.85	5.24	$4,420,667
Unrecognized compensation cost	$3,449,000
Weighted average remaining recognition period (years)	4.01

For the three months ended September 30, 2021 and 2020, total expense for the stock options was $316,000 and $110,000, respectively. For the nine months ended September 30, 2021 and 2020, total expense for the stock options was $892,000 and $324,000, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plan for the nine months ended September 30, 2021:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2020	387,683	$11.10
Granted	60,000	15.00
Forfeited	—	—
Vested	(2,776)	13.13
Unvested restricted stock awards at September 30, 2021	444,907	$11.61
Unrecognized compensation cost	$3,989,000
Weighted average remaining recognition period (years)	4.01

For the three months ended September 30, 2021 and 2020, total expense for the restricted stock awards was $384,000 and $147,000, respectively. For the nine months ended September 30, 2021 and 2020, total expense for the restricted stock awards was $1.1 million and $436,000, respectively.

(14)    Leases

The Company recognized right-of-use assets (“ROU”) totaling $4.1 million and $4.3 million at September 30, 2021 and December 31, 2020, respectively, and operating lease liabilities totaling $4.4 million and $4.5 million at September 30, 2021 and December 31, 2020, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and are not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for the leases on a straight-line basis over the lease term. For the nine months ended September 30, 2021 and 2020, rent expense for the operating leases totaled $236,000 and $228,000, respectively.

The following table presents information regarding the Company’s operating leases:

	September 30,	December 31,
	2021	2020
Weighted-average discount rate	3.56%	3.54%
Range of lease expiration dates	2 - 14.5 years	2 - 15 years
Range of lease renewal options	5 - 20 years	5 - 20 years
Weighted-average remaining lease term	27.2 years	27.6 years

The following table presents the undiscounted annual lease payments under the terms of the Company's operating leases at September 30, 2021 and December 31, 2020, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

	September 30,	December 31,
Fiscal Year-End	2021	2020
(In thousands)	(unaudited)
2021	$64	$258
2022	261	261
2023	264	264
2024	270	270
2025	280	280
Thereafter	6,325	6,325
Total lease payments	7,464	7,658
Less imputed interest	(3,051)	(3,170)
Total lease liabilities	$4,413	$4,488

The lease liabilities recognized include certain lease extensions as it is expected that the Company will use substantially all lease renewal options.

(15)    Revenue Recognition

Revenue from contracts with customers in the scope of Accounting Standards Codification (“ASC Topic 606") is measured based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 is intended to assist in understanding our financial condition and results of operations. Operating results for the three and nine-month periods ended September 30, 2021 may not be indicative of results for all of 2021 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are classified as impaired.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by all loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factors are adjusted for the following qualitative factors: levels/trends in delinquencies and non-accruals; economic conditions, portfolio trends, portfolio concentrations, loan grading and management’s discretion. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2021 or during the year ended December 31, 2020.

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

Balance Sheet Analysis

Assets. Total assets were $1.63 billion at September 30, 2021, representing an increase of $119.5 million, or 7.9%, from $1.51 billion at December 31, 2020. The increase resulted primarily from increases in cash and cash equivalents of $107.3 million, and net loans of $7.7 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $107.3 million, or 128.1%, to $191.2 million at September 30, 2021 from $83.8 million at December 31, 2020. The increase in cash and cash equivalents was primarily due to an increase in deposits.

Loans. At September 30, 2021, net loans were $1.32 billion, or 81.4% of total assets, compared to $1.31 billion, or 87.3% of total assets, at December 31, 2020. Increases in commercial loans of $43.7 million, or 7.7%, and construction and land development loans of $5.9 million, or 20.3%, were partially offset by decreases in mortgage warehouse loans of $15.3 million, or 5.8%, commercial real estate loans of $15.4 million, or 3.5%, residential real estate loans of $7.7 million, or 23.4%, and consumer loans of $3.2 million, or 56.9%. Our commercial loan growth was primarily due to increases in our cryptocurrency and renewable energy specialty lending portfolios. As of September 30, 2021, renewable energy loans increased $17.4 million, or 46.9%, to $54.6 million compared to $37.2 million at December 31, 2020. Loans to cryptocurrency companies increased $41.0 million, or 273.3%, to $56.0 million at September 30, 2021 compared to $15.0 million at December 31, 2020. In late 2020, the Bank began offering lines of credit to enterprise businesses in the cryptocurrency space. These lines of credit are utilized by these digital asset businesses to further their offerings in crypto-backed lending, margin trading, crypto mining operations, or other growth initiatives in the rapidly expanding industry. These lines of credit are collateralized by the United States dollar (“USD”) value of the digital currency. The Bank uses a custodian to hold the digital currency and monitors the collateral coverage ratio on an ongoing basis. If warranted, the Bank will instruct the custodian to liquidate the collateral and provide us with the USD proceeds of the liquidation. The increase was partially offset by a decrease in PPP loans of $14.4 million, or 34.5%, to $27.4 million at September 30, 2021 compared to $41.8 million at December 31, 2020 and a decrease of $4.7 million, or 1.7%, to $281.4 million at September 30, 2021 compared to $286.1 million at December 30, 2021 in enterprise value loans, which we also refer to as search fund lending, merger and acquisition, re-capitalization, and shareholder/partner buyout loans. Enterprise value loans decreased primarily due to unscheduled loan prepayments. For a detailed discussion of our enterprise value loans, see “Business – Lending Activities – Commercial Business Loans” in our Annual Report on Form 10-K. The decrease in commercial real estate was primarily due to unscheduled loan payoffs.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	September 30,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Commercial real estate	$423,526	31.47%	$438,949	32.82%
Commercial	609,638	45.31%	565,976	42.31%
Residential real estate	25,100	1.87%	32,785	2.46%
Construction and land development	34,800	2.59%	28,927	2.16%
Consumer	2,389	0.18%	5,547	0.41%
Mortgage warehouse	250,048	18.58%	265,379	19.84%
	1,345,501	100.00%	1,337,563	100.00%
Allowance for loan losses	(18,142)		(18,518)
Deferred loan fees, net	(4,874)		(4,235)
Net loans	$1,322,485		$1,314,810

Deposits. Total deposits increased $123.7 million, or 10.0%, to $1.36 billion at September 30, 2021 from $1.24 billion at December 31, 2020. The increase in deposits was due to an increase of $108.1 million, or 19.5%, in NOW and demand deposits, an increase of $100.3 million, or 28.4%, in money market accounts and an increase of $1.3 million, or 0.9%, in savings accounts, partially offset by a decrease of $86.0 million, or 48.3%, in time deposits. NOW and demand deposits increased primarily due to new and expanded relationships with traditional and digital asset customers. Digital asset deposit balances increased $32.3 million, or 104.5%, and were $63.2 million at September 30, 2021 compared to $30.9 million at December 31, 2020. The expansion in our digital asset relationships are the direct result of initiatives by the Bank to expand our services and customer base in the cryptocurrency space. The Bank serves digital asset customers by providing robust fiat banking products for exchanges, brokers and institutional investors without providing custody solutions or storage of the cryptocurrency. These offerings to digital asset customers have enabled us to focus on growing our non-interest bearing demand deposits. Total noninterest-bearing deposits to total deposits was 36.4% as of September 30, 2021 compared to 31.0% as of December 31, 2020. With the successful increases in our digital asset deposits, we were able to decrease time deposits by not replacing brokered certificates of deposit as they matured. Money market deposits increased primarily due to increased relationships with our traditional commercial customer base. The increase in savings accounts was primarily caused by increased consumer savings.

Shareholders’ Equity. Total shareholders’ equity decreased $4.6 million, or 1.9%, to $231.3 million at September 30, 2021, from $235.9 million at December 31, 2020. The decrease was primarily due to the repurchase of 1,227,178 shares of common stock for $18.1 million, $1.9 million from dividends paid, and a decrease in other comprehensive income of $125,000, partially offset by net income of $12.6 million, stock-based compensation expense of $2.0 million and employee stock ownership plan shares earned of $1.0 million. Book value per share increased to $12.93 at September 30, 2021 from $12.38 at December 31, 2020.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	September 30,	December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans:
Commercial real estate	$—	$—
Commercial	2,108	4,198
Residential real estate	896	1,156
Construction and land development	—	—
Consumer	32	65
Mortgage warehouse	—	—
Total non-accrual loans	3,036	5,419

Accruing loans past due 90 days or more	—	—
Other real estate owned	—	—
Total non-performing assets	$3,036	$5,419

Total loans (1)	$1,340,627	$1,333,328
Total assets	$1,625,298	$1,505,781
Total non-performing loans to total loans (1)	0.23%	0.41%
Total non-performing assets to total assets	0.19%	0.36%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs.

Non-accrual commercial loan balances decreased for the nine-month period ended September 30, 2021 primarily due to a $1.8 million commercial relationship that was taken off non-accrual status during the second quarter of 2021 after demonstrating the ability to pay and the charge-off a $1.6 million commercial relationship that was on non-accrual status at December 31, 2020. The decrease was partially offset by a $1.3 million relationship that was placed on non-accrual during the second quarter with specific reserves of $956,000 being allocated as of September 30, 2021.

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

The Company established a modification program in accordance with applicable regulations to provide economic relief in response to the COVID-19 pandemic. In working with our borrowers, the Company has provided up to six month payment deferrals. At the completion of the payment deferral, the Company has allowed for deferral extensions on a case-by-case basis. Under agency guidance and Section 4013 of the CARES Act, these modifications are not classified as troubled debt restructurings and are not considered delinquent. As of September 30, 2021, five loans totaling $12.0 million, or 0.9% of total loans, remained modified, compared to 38 loans totaling $43.1 million, or 3.2% of total loans at December 31, 2020.

The extent to which industries, or the tangential impact of those industries to other borrowers or industries are impacted, will likely be in direct proportion to the duration and depth of the COVID-19 pandemic. In determining “at-risk” industries we have used a threshold of 25% when comparing the value of COVID-19 modified loans to total loans within the industry. We identified 6.1% of total commercial real estate loans, 0.2% of total commercial loans and 33.1% of total construction and land development loans as being at-risk at September 30, 2021. Modified loans in industries not considered at risk totaled $2.7 million at September 30, 2021. As of September 30, 2021 total balances within the at-risk industries are as follows:

	Commercial Real Estate		Commercial		Construction and Land Development		Total
(Dollars in thousands)	Total Loans	Total Modified	Total Loans	Total Modified	Total Loans	Total Modified	Total Loans	Total Modified
Hotel/motel/inn	$25,669	$—	$968	$—	$11,511	$9,330	$38,148	$9,330

The Economic Aid Act amended the PPP by extending the authority of the SBA to guarantee loans and the ability of PPP lenders to disburse PPP loans until March 31, 2021. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extended the PPP application deadline to May 31, 2021, and provided the SBA additional time to process applications through June 30, 2021. During the first round of the PPP, the Company originated $78.0 million in PPP loans. During the second round of the PPP, the Company originated an additional $46.0 million in PPP loans. The Company continues to work with customers who received PPP loans on applying for loan forgiveness, and as of September 30, 2021, of the $124.0 million in PPP loans issued, only $27.4 million remained outstanding with unaccreted fee income totaling $1.1 million.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2021	2020
Allowance at beginning of period	$18,518	$13,844
Provision for loan losses	2,654	4,731
Charge offs:
Commercial real estate	150	118
Commercial	2,979	175
Residential real estate	—	—
Construction and land development	—	24
Consumer	228	609
Mortgage warehouse	—	—
Total charge-offs	3,357	926

Recoveries:
Commercial real estate	81	—
Commercial	185	7
Residential real estate	2	4
Construction and land development	—	—
Consumer	59	128
Mortgage warehouse	—	—
Total recoveries	327	139

Net charge-offs	3,030	787

Allowance at end of period	$18,142	$17,788

Non-performing loans at end of period	$3,036	$25,206
Total loans outstanding at end of period (1)	1,340,627	1,359,129
Average loans outstanding during the period (1)	1,307,462	1,182,459

Allowance to non-performing loans	597.56%	70.57%
Allowance to total loans outstanding at end of period	1.35%	1.31%
Net charge-offs to average loans outstanding during the period (annualized)	0.31%	0.09%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

During the nine months ended September 30, 2021, the provision for loan losses was $2.7 million compared to $4.7 million for the same period in 2020. The decrease in the provision was primarily attributable to the impact COVID-19 had on the 2020 provision.

Net charge-offs for the nine months ended September 30, 2021 were $3.0 million compared to $787,000 for the same period in 2020. The primary reason for the increase in net charge-offs was the charge-off of a $1.1 million impaired commercial loan that was previously reserved for during the first quarter and a $1.6 million impaired commercial loan relationship that was charged-off during the third quarter that was previously reserved for in 2020.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

General. Net income increased $1.9 million, or 58.9%, to $5.1 million for the three months ended September 30, 2021 from $3.2 million for the three months ended September 30, 2020. The increase was primarily related to an increase of $1.5 million in net interest and dividend income, a decrease in provision for loan losses of $528,000, and an increase in noninterest income of $912,000, partially offset by increases in noninterest expense of $382,000 and income tax expense of $682,000.

Interest and Dividend Income. Interest and dividend income increased $1.2 million, or 7.6%, to $16.3 million for the three months ended September 30, 2021 from $15.2 million for the three months ended September 30, 2020. This increase was attributable to an increase in interest and fees on loans, which increased $1.1 million, or 7.4%, to $16.1 million for the three months ended September 30, 2021 from $15.0 million for the three months ended September 30, 2020 and an increase in interest on short-term investments, which increased $63,000 to $69,000 for the three months ended September 30, 2021 from $6,000 for the three months ended September 30, 2020. The increases were partially offset by a decrease in interest and dividends on securities of $17,000, or 8.5%, to $183,000 for the three months ended September 30, 2021 from $200,000 for the three months September 30, 2020.

The increase in interest income on loans was due to an increase in the average balance of loans of $32.2 million, or 2.5%, to $1.30 billion for the three months ended September 30, 2021, from $1.27 billion for the three months ended September 30, 2020 as well as the acceleration of income recognition due to early loan payoffs in the enterprise value loan portfolio, which totaled $385,000. The increase in interest income was also attributable to the accretion of fee income related to SBA PPP loans. The amount of income recognized from these fees totaled $611,000 for the three months ended September 30, 2021 compared to $355,000 for the three months ended September 30, 2020.

The increase in interest on short-term investments was due to an increase in the average balance of short-term investments of $148.5 million, or 483.4%, to $179.2 million for the three months ended September 30, 2021, from $30.7 million for the three months ended September 30, 2020. The increase was also due to the yield on short-term investments increasing seven basis points due to an increase in the Federal Reserve interest rate on reserve balances.

The decrease in interest and dividends on securities was due to a decrease in the average balance of investment securities of $608,000, or 1.6%, to $36.6 million for the three months ended September 30, 2021 from $37.2 million for the three months ended September 30, 2020. In addition, interest and dividend income on securities decreased due to the yield on securities decreasing eight basis points due to a decrease in market interest rates.

Interest Expense. Interest expense decreased $351,000, or 29.7%, to $832,000 for the three months ended September 30, 2021 from $1.2 million for the three months ended September 30, 2020. The decrease was caused by decreases in interest expense on deposits and borrowings. Interest expense on deposits decreased $315,000, or 29.3%, to $760,000 for the three months ended September 30, 2021 from $1.1 million for the three months ended September 30, 2020. This was due primarily to the cost of interest-bearing deposits decreasing 21 basis points to 0.35% for the three months ended September 30, 2021 from 0.56% for the three months ended September 30, 2020 due to the lower interest rate environment and the higher percentage of core deposits in the portfolio. The decrease in cost was partially offset by an increase in the average balance of interest-bearing deposits of $91.8 million, or 11.9%, to $859.9 million for the three months ended September 30, 2021 from $768.1 million for the three months ended September 30, 2020. The increase resulted from an increase in the average balance of money market accounts, which increased $128.1 million, or 41.8%, and NOW accounts, which increased $23.3 million, or 17.1%, partially offset by decreases in certificates of deposit, which decreased $57.1 million, or 33.7%, and savings accounts, which decreased $2.6 million, or 1.7%.

Interest expense on borrowings decreased $36,000, or 33.3%, to $72,000 for the three months ended September 30, 2021 from $108,000 for the three months September 30, 2020 due to a decrease in the average balance of borrowings of $14.5 million, or 51.8%, to $13.5 million for the three months ended September 30, 2021 from $28.0 million for the three months ended September 30, 2020. The decrease in average balance was partially offset by an increase in the cost of borrowings of 59 basis points to 2.13% for the three months ended September 30, 2021 from 1.54% for the three months ended September 30, 2020. The increase in the cost of borrowings was primarily due to the long-term borrowings having a higher interest rate.

Net Interest and Dividend Income. Net interest and dividend income increased by $1.5 million, or 10.8%, to $15.5 million for the three months ended September 30, 2021 from $14.0 million for the three months ended September 30, 2020. The growth in net interest and dividend income this quarter over the prior year’s third quarter was primarily the result of an increase in our average interest earning assets of $180.1 million, or 13.5%, offset by an increase in average interest-bearing liabilities of $77.2 million, or 9.7% and a decrease in net interest margin of nine basis points to 4.09%.

Provision for Loan Losses. The provision for loan losses was $232,000 for the three months ended September 30, 2021 compared to $760,000 for the three months ended September 30, 2020, which was a decrease of $528,000, or 69.5%. The changes in the provision were based on loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans including increased specific reserves, and other asset quality trends.

The provision recorded resulted in an allowance for loan losses of $18.1 million, or 1.35% of total loans, at September 30, 2021, compared to $18.5 million, or 1.39% of total loans, at December 31, 2020, and $17.8 million, or 1.31% of total loans, at September 30, 2020. Included in total loans at September 30, 2021 was $27.4 million in PPP loans originated as part of the CARES Act that we believe have no credit risk due to a government guarantee; therefore, we have not provided an allowance for losses for these loans. Excluding PPP loans, the allowance to total loans as of September 30, 2021 was 1.38%. As of September 30, 2021, there was $250.0 million in outstanding mortgage warehouse loans. These loans are assessed at a lower credit risk and do not carry the same allocation as a traditional commercial loan. As of September 30, 2021, $375,000 in reserves were allocated to the mortgage warehouse loans. The largest non-accrual loans as of September 30, 2021 were from two commercial relationships totaling $1.8 million. Impairment was evaluated and specific reserves of $1.2 million were allocated to these impaired loan relationships as of September 30, 2021.

Noninterest Income. Noninterest income increased $912,000, or 100.1%, to $1.8 million for the three months ended September 30, 2021 compared to $911,000 for the three months ended September 30, 2020. The increase was primarily due to an increase in other service charges and fees of $566,000, or 224.6%, an increase in bank owned life insurance income of $275,000, or 117.5%, and an increase in customer service fees on deposit accounts of $103,000, or 27.0%. The increase in other service charges and fees was primarily due to increased late fee charges as well as loan prepayment penalties related to two commercial loan relationships. The increase in bank owned life insurance income was primarily due to the receipt of a death benefit payout during the third quarter. The increase in customer service fees on deposit accounts was primarily due to fees generated from cash vault services for our customers who operate Bitcoin ATMs.

Noninterest Expense. Noninterest expense increased $382,000, or 3.9%, to $10.1 million for the three months ended September 30, 2021 compared to $9.7 million for the three months ended September 30, 2020. The increase was primarily due to an increase in salaries and employee benefits expense, other expense, and directors’ compensation, partially offset by a decrease in write downs of other assets and receivables. The increase of $1.2 million, or 20.4%, in salary and employee benefits was primarily due to increased stock-based compensation expense and an increase in staff to support the development and implementation of new technologies and specialty lending products. The increase of $125,000, or 20.8%, in other expense was primarily due to increased costs associated with conferences and training, which were largely canceled during 2020 because of the COVID-19 pandemic, as well as increased costs related to third-party services for both marketing and information technology. Directors’ compensation increased $82,000, or 46.3%, primarily due to increased stock-based compensation expense. These increases were partially offset by a decrease in write downs of other assets and receivables. In the third quarter of 2020, a write-down of an SBA receivable balance was completed after the Company evaluated the collectability and determined $1.3 million was uncollectible. The decrease in the write-downs was partially offset by a write-down of an SBA receivable in the third quarter of 2021 after the Company evaluated the collectability and determined $195,000 was uncollectible.

Income Tax Provision. We recorded a provision for income taxes of $1.9 million for the three months ended September 30, 2021, reflecting an effective tax rate of 27.6%, compared to a provision of $1.3 million for the three months ended September 30, 2020, reflecting an effective tax rate of 28.2%.

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

	For the Three Months Ended September 30,
	2021			2020
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,302,218	$16,084	4.94%	$1,269,970	$14,972	4.72%
Short-term investments	179,208	69	0.15%	30,720	6	0.08%
Debt securities available-for-sale	35,819	179	2.00%	36,251	186	2.05%
Federal Home Loan Bank stock	786	4	2.04%	962	14	5.82%
Total interest-earning assets	1,518,031	16,336	4.30%	1,337,903	15,178	4.54%
Non-interest earning assets	74,389			68,244
Total assets	$1,592,420			$1,406,147
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$153,239	$47	0.12%	$155,865	$74	0.19%
Money market accounts	434,317	464	0.43%	306,196	460	0.60%
NOW accounts	159,815	96	0.24%	136,466	100	0.29%
Certificates of deposit	112,490	153	0.54%	169,583	441	1.04%
Total interest-bearing deposits	859,861	760	0.35%	768,110	1,075	0.56%
Borrowings	13,511	72	2.13%	28,024	108	1.54%
Total interest-bearing liabilities	873,372	832	0.38%	796,134	1,183	0.59%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	467,137			354,820
Other noninterest-bearing liabilities	18,797			16,483
Total liabilities	1,359,306			1,167,437
Total equity	233,114			238,710
Total liabilities and
equity	$1,592,420			$1,406,147
Net interest income		$15,504			$13,995
Interest rate spread (2)			3.92%			3.95%
Net interest-earning assets (3)	$644,659			$541,769
Net interest margin (4)			4.09%			4.18%
Average interest-earning assets to
interest-bearing liabilities	173.81%			168.05%

(1)Interest earned/paid on loans includes fee income related to SBA loan fee accretion of $611,000 and $355,000 for the three months ended September 30, 2021 and September 30, 2020, respectively. Interest earned/paid on loans also includes mortgage warehouse loan origination fee income of $317,000 and $230,000 for the three months ended September 30, 2021 and September 30, 2020, respectively.

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

	For the Three Months Ended September 30, 2021
	Compared to the Three Months Ended September 30, 2020
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$726	$386	$1,112
Short-term investments	11	52	63
Debt securities available-for-sale	(5)	(2)	(7)
Federal Home Loan Bank stock	(8)	(2)	(10)
Total interest-earning assets	724	434	1,158
Interest-bearing liabilities:
Savings accounts	(26)	(1)	(27)
Money market accounts	(156)	160	4
NOW accounts	(20)	16	(4)
Certificates of deposit	(169)	(119)	(288)
Total interest-bearing deposits	(371)	56	(315)
Borrowings	32	(68)	(36)
Total interest-bearing liabilities	(339)	(12)	(351)
Change in net interest income	$1,063	$446	$1,509

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

General. Net income increased $4.9 million, or 63.3%, to $12.6 million for the nine months ended September 30, 2021 from $7.7 million for the nine months ended September 30, 2020. The increase was primarily related to an increase of $5.9 million in net interest and dividend income, a decrease in the provision for loan losses of $2.1 million, and an increase in noninterest income of $1.3 million, partially offset by an increase of $2.5 million in noninterest expense and an increase of $2.0 million in the provision for income taxes.

Interest and Dividend Income. Interest and dividend income increased $3.8 million, or 8.7%, to $47.7 million for the nine months ended September 30, 2021 from $43.9 million for the nine months ended September 30, 2020. This increase was attributable to an increase in interest and fees on loans, which increased $4.0 million, or 9.2%, to $47.1 million for the nine months ended September 30, 2021 from $43.1 million for the nine months ended September 30, 2020, partially offset by a decrease in interest and dividends on securities of $179,000, or 25.0%, to $538,000 for the nine months ended September 30, 2021 from $717,000 for the nine months September 30, 2020.

The increase in interest income on loans was due to an increase in the average balance of loans of $125.0 million, or 10.6%, to $1.31 billion for the nine months ended September 30, 2021, from $1.18 billion for the nine months ended September 30, 2020. The increase in interest income was also attributable to the accretion of fee income related to SBA PPP loans. The amount of income recognized from these fees totaled $1.9 million for the nine months ended September 30, 2021 compared to $610,000 for the nine months ended September 30, 2020. The increase was partially offset by a decrease in loan yields of six basis points to 4.80% for the nine months ended September 30, 2021 due to a decrease in market interest rates.

The decrease in interest and dividends on securities was due to a decrease in the average balance of investment securities of $5.9 million, or 14.6%, to $34.5 million for the nine months ended September 30, 2021 from $40.4 million for the nine months ended September 30, 2020. In addition, interest and dividend income decreased due to the yield on securities decreasing 43 basis points due to a decrease in market interest rates.

Interest Expense. Interest expense decreased $2.1 million, or 43.5%, to $2.7 million for the nine months ended September 30, 2021 from $4.8 million for the nine months ended September 30, 2020. The decrease was caused by decreases in interest expense on deposits and borrowings. Interest expense on deposits decreased $1.7 million, or 39.7%, to $2.5 million for the nine months ended September 30, 2021 from $4.2 million for the nine months ended September 30, 2020. This was due primarily to the cost of interest-bearing deposits decreasing 39 basis points to 0.40% for the nine months ended September 30, 2021 from 0.79% for the nine months ended September 30, 2020. The decrease in cost was partially offset by an increase in the average balance of interest-bearing deposits of $143.9 million, or 20.5%, to $844.4 million for the nine months ended September 30, 2021 from $700.5 million for the nine months ended September 30, 2020 due to the lower interest rate environment and the higher percentage of core deposits in the portfolio. The increase resulted from an increase in the average balance of money market accounts, which increased $113.9 million, or 40.5%, NOW accounts, which increased $28.1 million, or 21.8%, and savings accounts, which increased $16.4 million, or 12.1%, partially offset by certificates of deposit which decreased $14.4 million, or 9.3%.

Interest expense on borrowings decreased $442,000, or 67.5%, to $213,000 for the nine months ended September 30, 2021 from $655,000 for the nine months September 30, 2020 due to a decrease in the average balance of borrowings of $39.8 million, or 74.7%, to $13.5 million for the nine months ended September 30, 2021 from $53.4 million for the nine months ended September 30, 2020. The decrease in average balance was partially offset by an increase in the cost of borrowings of 46 basis points to 2.10% for the nine months ended September 30, 2021 from 1.64% for the nine months ended September 30, 2020. The increase in the cost of borrowings was primarily due to the long-term borrowings having a higher interest rate.

Net Interest and Dividend Income. Net interest and dividend income increased by $5.9 million, or 15.1%, to $45.0 million for the nine months ended September 30, 2021 from $39.1 million for the nine months ended September 30, 2020. The growth in net interest and dividend income was primarily the result of an increase in our average interest earning assets of $240.5 million, or 19.3%, offset by an increase in average interest-bearing liabilities of $104.1 million, or 13.8% and a decrease in net interest margin of 14 basis points to 4.04%.

Provision for Loan Losses. The provision for loan losses was $2.7 million for the nine months ended September 30, 2021 compared to $4.7 million for the nine months ended September 30, 2020, which is a decrease of $2.1 million, or 43.9%. The changes in the provision were based on management’s assessment of economic conditions, including the impact of the COVID-19 pandemic, loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends.

The provision recorded resulted in an allowance for loan losses of $18.1 million, or 1.35% of total loans, at September 30, 2021, compared to $18.5 million, or 1.39% of total loans, at December 31, 2020, and $17.8 million, or 1.31% of total loans, at September 30, 2020. Included in total loans at September 30, 2021 was $27.4 million in PPP loans originated as part of the CARES Act that we believe have no credit risk due to a government guarantee; therefore, we have not provided an allowance for losses for these loans. Excluding PPP loans, the allowance to total loans as of September 30, 2021 was 1.38%. As of September 30, 2021, there was $250.0 million in outstanding mortgage warehouse loans. These loans are assessed at a lower credit risk and do not carry the same allocation as a traditional commercial loan. As of September 30, 2021, $375,000 in reserves were allocated to the mortgage warehouse loans. The largest non-accrual loans as of September 30, 2021 were from two commercial relationships totaling $1.8 million. Impairment was evaluated and specific reserves of $1.2 million were allocated to these impaired loan relationships as of September 30, 2021.

Noninterest Income. Noninterest income increased $1.3 million, or 50.2%, to $3.9 million for the nine months ended September 30, 2021 compared to $2.6 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in other service charges and fees of $632,000, or 65.0%, an increase in bank owned life insurance income of $367,000, or 62.8%, and an increase in customer service fees on deposit accounts of $299,000 or 30.0%. The increase in other service charges and fees was primarily due to increased late fee charges as well as income from loan payoff charges related to two commercial loan relationships. The increase in bank owned life insurance income was primarily due to the receipt of a death benefit payout during the third quarter as well as the purchase of additional insurance policies in 2020. Customer service fees on deposit accounts increased primarily due to fees generated from cash vault services for our customers who operate Bitcoin ATMs. In addition, 2021 fees reflect higher income compared to 2020 due to fees being waived for customers impacted by COVID-19 in 2020.

Noninterest Expense. Noninterest expense increased $2.5 million, or 9.3%, to $28.8 million for the nine months ended September 30, 2021 compared to $26.4 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in salaries and employee benefits expense, data processing fees, directors’ compensation, other expense, deposit insurance expenses and professional fees, partially offset by a decrease in write downs of other assets and receivables. The increase of $3.2 million, or 18.6%, for the nine months ended September 30, 2021 when compared to the same period in 2020 in salary and employee benefits was primarily due to stock-based compensation expense and an increase in staff to support the development and implementation of new technologies and niche lending products. Data processing fees increased $254,000, or 36.2%, primarily due to new contracts for deposit services. Directors’ compensation increased $232,000, or 42.8%, primarily due to increased stock-based compensation expense. The increase of $183,000, or 8.5%, in other expense was primarily due to increased costs related to third-party services for both marketing and information technology, as well as increased costs associated with conferences and training, which were largely canceled during 2020 due to the COVID-19 pandemic. Deposit insurance expenses increased $99,000, or 40.9%, primarily due to one-time credits that were recognized in the first quarter of 2020 that resulted in a lower expense. Professional fees increased $93,000, or 7.6%, primarily due to an increase in audit and compliance costs. These increases were offset by a decrease in write downs of other assets and receivables of $1.6 million. In the first quarter of 2020, a write-down of a notes receivable balance was completed after the Company evaluated the collectability and determined that $500,000 was uncollectible and in the third quarter of 2020 a write-down of an SBA receivable balance was completed after the Company evaluated the collectability and determined $1.3 million was uncollectible. The decrease in the write-downs was partially offset by a write-down of an SBA receivable in the third quarter of 2021 after the Company evaluated the collectability and determined $195,000 was uncollectible.

Income Tax Provision. We recorded a provision for income taxes of $4.9 million for the nine months ended September 30, 2021, reflecting an effective tax rate of 28.3%, compared to a provision of $3.0 million for the nine months ended September 30, 2020, reflecting an effective tax rate of 27.8%.

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

	For the Nine Months Ended September 30,
	2021			2020
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,307,462	$47,079	4.80%	$1,182,459	$43,123	4.86%
Short-term investments	144,376	121	0.11%	22,965	81	0.47%
Investment securities	33,670	528	2.09%	38,586	643	2.22%
Federal Home Loan Bank stock	841	10	1.59%	1,813	74	5.44%
Total interest-earning assets	1,486,349	47,738	4.28%	1,245,823	43,921	4.70%
Non-interest earning assets	70,331			61,590
Total assets	$1,556,680			$1,307,413
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$152,005	$157	0.14%	$135,649	$256	0.25%
Money market accounts	395,194	1,388	0.47%	281,270	1,681	0.80%
NOW accounts	157,009	284	0.24%	128,952	368	0.38%
Certificates of deposit	140,181	681	0.65%	154,621	1,859	1.60%
Total interest-bearing deposits	844,389	2,510	0.40%	700,492	4,164	0.79%
Borrowings	13,504	213	2.10%	53,351	655	1.64%
Total interest-bearing liabilities	857,893	2,723	0.42%	753,843	4,819	0.85%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	444,285			302,045
Other noninterest-bearing liabilities	18,508			15,959
Total liabilities	1,320,686			1,071,847
Total equity	235,994			235,566
Total liabilities and
equity	$1,556,680			$1,307,413
Net interest income		$45,015			$39,102
Interest rate spread (2)			3.86%			3.85%
Net interest-earning assets (3)	$628,456			$491,980
Net interest margin (4)			4.04%			4.18%
Average interest-earning assets to
interest-bearing liabilities	173.26%			165.26%

(1)Interest earned/paid on loans includes fee income related to SBA loan fee accretion of $1.9 million and $610,000 for the nine months ended September 30, 2021 and September 30, 2020, respectively. Interest earned/paid on loans also includes mortgage warehouse loan origination fee income of $995,000 and $456,000 for the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

	For the Nine Months Ended September 30, 2021
	Compared to the Nine Months Ended September 30, 2020
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(In thousands)
Interest-earning assets:
Loans	$(551)	$4,507	$3,956
Short-term investments	(103)	143	40
Investment securities	(36)	(79)	(115)
Federal Home Loan Bank stock	(36)	(28)	(64)
Total interest-earning assets	(726)	4,543	3,817
Interest-bearing liabilities:
Savings accounts	(127)	28	(99)
Money market accounts	(835)	542	(293)
NOW accounts	(153)	69	(84)
Certificates of deposit	(1,018)	(160)	(1,178)
Total interest-bearing deposits	(2,133)	479	(1,654)
Borrowings	148	(590)	(442)
Total interest-bearing liabilities	(1,985)	(111)	(2,096)
Change in net interest income	$1,259	$4,654	$5,913

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning September 30, 2021.

	At
	September 30,
	2021
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
200	$58,650	3.70%
0	56,533	—
-100	56,042	(0.90)%

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

The following table presents the estimated changes in EVE of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of September 30, 2021.

	At
	September 30,
	2021
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
400	$336,752	11.90%
300	329,945	9.60%
200	321,893	6.90%
100	313,589	4.20%
0	301,053	—
-100	259,878	(13.70)%

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities, FHLB advances, and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and sales of securities are greatly influenced by general interest rates, economic conditions and competition.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2021, cash and cash equivalents totaled $191.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $35.9 million at September 30, 2021. Warehouse loans that have a short-term duration also provide additional sources of liquidity. The balance that meets the definition of a liquid assets totaled $234.2 million as of September 30, 2021.

At September 30, 2021, we had the ability to borrow $133.7 million from the Federal Home Loan Bank of Boston. On that date, we had $13.5 million in advances outstanding. At September 30, 2021, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $187.9 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At September 30, 2021 and December 31, 2020, we had $90.7 million and $31.9 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at September 30, 2021 and December 31, 2020, we had $262.9 million and $202.0 million in unadvanced funds to borrowers, respectively. We also had $1.8 million and $1.7 million in outstanding letters of credit at September 30, 2021 and December 31, 2020, respectively.

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

Non-core deposits, or volatile deposits, are accounts where full banking services are not utilized or there is significant volatility expected. The Company has identified $13.0 million in volatile deposits as of September 30, 2021.

The Company maintains access to multiple sources of liquidity. We have utilized wholesale funding markets and have remained open but with rates that have been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become mor reliant on volatile or more expensive sources of funding.

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At September 30, 2021, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)On March 12, 2021, the Company announced that its Board of Directors had adopted a stock repurchase program under which it would repurchase up to 1,400,000 shares of its common stock, or approximately 7.5% of the then-current outstanding shares. The repurchase program has no expiration date. The Company’s repurchases of common stock for the second quarter of 2021, under the repurchase program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	114,021	$16.15	114,021	692,139
August 1, 2021 - August 31, 2021	56,679	$16.03	56,679	635,460
September 1, 2021 - September 30, 2021	187,177	$16.01	187,177	448,283
Total	357,877	$16.06	357,877

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date: November 10, 2021	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: November 10, 2021	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer