Form 10-K
period 2021-12-31
Provident Bancorp, Inc. /MD/
filed 2022-03-24
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of June 30, 2021, as reported by the Nasdaq Capital Market, was approximately $256.4 million.

The number of shares outstanding of the registrant’s common stock as of March 16, 2022 was 17,834,693.

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

•our ability to retain key employees;

•effects of natural disasters, terrorism and global pandemics;

•the effects of any U.S. government shutdown;

•the effects of climate change and societal, investor and governmental responses to climate change;

•the effects of social and governance change and societal and investor sentiment and governmental responses to social and governance matters;

•the effects of domestic and international hostilities, including terrorism;

•our compensation expense associated with equity allocated or awarded to our employees; and

•changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: demand for our products and services may decline, making it difficult to grow assets and income; loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend; our cyber security risks are increased as the result of an increase in the number of employees working remotely; and Federal Deposit Insurance Corporation (“FDIC”) premiums may increase if the agency experiences additional resolution costs.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Provident Bancorp, Inc.

Provident Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in June 2019 to be the successor corporation to Provident Bancorp, Inc. (“Old Provident”), a Massachusetts corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Provident Bancorp (the “MHC”), the top tier mutual holding company of Old Provident. Old Provident was the former mid-tier holding company for The Provident Bank (“BankProv” or the “Bank”). Prior to completion of the Conversion, approximately 52% of the shares of common stock of Old Provident were owned by the MHC. In conjunction with the Conversion, the MHC was merged into the Company (and ceased to exist) and the Company became its successor under the name Provident Bancorp, Inc. At December 31, 2021, Provident Bancorp, Inc. had total assets of $1.73 billion, deposits of $1.46 billion and shareholders’ equity of $233.8 million on a consolidated basis.

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

BankProv

BankProv, legally operating as The Provident Bank, is a future-ready commercial bank for corporate clients specializing in offering adaptive and technology-first banking solutions to niche markets including renewable energy, digital assets, fin-tech and search fund lending.

BankProv is a Massachusetts-chartered stock savings bank that operates from its main office and two branch offices in the Northeastern Massachusetts area, three branch offices in Southeastern New Hampshire and one branch located in Bedford, New Hampshire. We also have loan production offices in Boston, Massachusetts and Ponte Vedra, Florida. Our primary lending area encompasses Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire. However, we offer our enterprise value and mortgage warehouse loans nationwide. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, Rockingham County, New Hampshire, and Hillsborough County, New Hampshire, although we also receive deposits from our business customers who are located nationwide. We attract deposits from the general public and use those funds to originate primarily commercial real estate and commercial business loans, and to invest in securities. In recent years, we have been successful in growing both deposits and loans. From December 31, 2017 to December 31, 2021, deposits have increased $709.8 million, or 94.6%, and net loans have increased $691.7 million, or 93.2%.

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

Market Area

Our primary lending area encompasses a broad market that includes Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire, which are part of, and bedroom communities to, the technology corridor between Boston, Massachusetts and Concord, New Hampshire.  Our enterprise value loan product is offered nationally, and as of December 31, 2021 we had relationships spanning 26 states. In 2020, the Bank purchased a warehouse lending business which is located in Ponte Vedra, Florida and targets national credit worthy, small to mid-cap non-bank mortgage origination companies for facility lines. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, and Rockingham County and Hillsborough County, New Hampshire, although we also receive deposits from our business customers who are located nationwide.

According to data from the FDIC as of June 30, 2021 (the latest date for which information is available), Essex County represents 5.6% of total deposits in the state of Massachusetts or approximately $32.40 billion. The Bank holds a 2.31% market share of Essex County. Rockingham and Hillsborough Country represent 22.7% and 34.6% of total deposits in the state of New Hampshire or approximately $11.08 billion and $16.89 billion, respectively. The Bank holds market share of 3.30% and 1.38% of Rockingham and Hillsborough Counties, respectively.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area. Several large holding companies operate banks in our market area. Many of these institutions, such as TD Bank, Bank of America and Citizens Bank, are significantly larger than us and, therefore, have greater resources. Additionally, some of our competitors offer products and services that we do not offer, such as insurance services, trust services, and wealth management. We also face competition for investors’ funds from other financial service companies such as brokerage firms, fintech companies, money market funds, mutual funds and other corporate and government securities. Based on data from the FDIC as of June 30, 2021, BankProv had 2.31% of the deposit market share within Essex County, Massachusetts, giving us the 12th largest market share out of 35 financial institutions with offices in that county as of that date and had 3.30% of the deposit market share within Rockingham County, New Hampshire, giving us the 9th largest market share out of 26 financial institutions with offices in that county as of that date. This data excludes deposits held by credit unions.

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

Lending Activities

Commercial Business Loans. We make commercial business loans primarily in our market area to a variety of small- and medium- sized businesses, including professional and nonprofit organizations, and, to a lesser extent, sole proprietorships. We also originate our enterprise value and digital asset loans nationwide, and we originate our renewable energy loans primarily in New England and New York. At December 31, 2021, commercial business loans were $726.2 million, or 49.8% of our total loan portfolio, and we intend to increase the amount of commercial business loans that we originate. As part of our relationship driven focus, we encourage our commercial business borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.

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

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. All of these loans are secured by assets of the respective borrowers.

As of December 31, 2021, enterprise value loans, which we also refer to as search fund lending, merger and acquisition, re-capitalization, and shareholder/partner buyout loans, totaled $340.3 million, with relationships spanning 26 states. We originate these loans to small- and medium-size businesses in a senior secured position; relying largely on the enterprise value of the business and ongoing cash flow to support operational and debt service requirements. These are fully amortizing term loans (up to seven years) with material levels of equity and/or combination of seller financing behind our senior secured lending. At December 31, 2021, the largest loan was $29.4 million and is secured by all business assets. At December 31, 2021, the loan was performing in accordance with its original repayment terms.

The following table provides information with respect to our enterprise value loans by type at December 31, 2021.

Type of Industry	Balance
(In thousands)
Advertising	$37,800
Consulting services	40,425
Industrial/manufacturing/warehouse	66,027
Information technology and software	19,442
Landscaping	13,421
Non-essential retail	61,391
Real estate services	38,612
Other	63,187
Total	$340,305

The non-essential retail loans include the following sectors:

Type of Industry	Balance
(In thousands)
Home & garden	$1,393
Personal services	9,000
Professional services	25,982
Repairs and maintenance	8,870
Sporting goods and hobbies	3,429
Wholesale	12,717
Total	$61,391

In late 2020, the Bank began offering lines of credit to enterprise businesses in the digital asset space. These lines of credit are utilized by digital asset businesses to further their offerings in crypto-backed lending, margin trading, crypto mining operations, or other growth initiatives in the rapidly expanding industry. These lines of credit are collateralized by the United States dollar (“USD”) value of the digital currency. The Bank uses a custodian to hold the digital currency and monitors the collateral coverage ratio on an ongoing basis.

If warranted, the Bank will instruct the custodian to liquidate the collateral and provide us with the USD proceeds of the liquidation. In 2021 the Bank expanded its loan offerings in the digital asset space by offering term loans to purchase mining equipment. We lend based on the loan to value of the equipment with a term generally ranging from 24 to 30 months. At December 31, 2021, credit lines to digital asset companies totaled $120.5 million, with relationships spanning eight states. The largest loan was $36.0 million and is secured by the USD value of the digital currency. At December 31, 2021, the loan was performing in accordance with its original payment terms.

In 2015, we started originating loans to developers of commercial-scale renewable energy facilities, primarily in New England and New York, and at December 31, 2021, we had a total of $62.3 million in renewable energy loans. Our renewable energy loans primarily include loans secured by solar arrays and battery storage operations which work in conjunction with the solar arrays. The average term and amortization for these loans can extend to 15 years or more, given the asset life, and are generally underwritten to lesser term than the associated power purchase agreement (“PPA”) supporting the repayment of each loan. The term of the loan is also shorter than the life expectancy of the related equipment. Generally, the underwriting criteria includes: a report supporting the power generation capacity and ultimately the ability to generate sufficient cash flows, assignment of the associated PPA, analysis on the quality of the power off-taker, an overall business valuation, and appropriate loan covenants, which may include maximum loan-to-value and minimum debt service coverage requirements. At December 31, 2021, $49.7 million, or 79.7%, of our renewable energy loans was secured by solar arrays. The largest loan was $11.9 million and is secured by all business assets of the company, including the solar array and an assignment of the PPA. At December 31, 2021, the loan was performing in accordance with its original repayment terms.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 as a $2 trillion legislative package. The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also included extensive emergency funding for hospitals and providers. The Economic Aid Act amended the PPP by extending the authority of the SBA to guarantee loans and the ability of PPP lenders to disburse PPP loans until March 31, 2021. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extended the PPP application deadline to May 31, 2021, and provided the SBA additional time to process applications through June 30, 2021. During the first round of the PPP, the Company originated $78.0 million in PPP loans. During the second round of the PPP, the Company originated an additional $46.0 million in PPP loans. The Company continues to work with customers who received PPP loans on applying for loan forgiveness, and as of December 31, 2021, of the $124.0 million in PPP loans issued, only $12.4 million remained outstanding with unaccreted fee income totaling $503,000.

Our two largest commercial business loans at December 31, 2021 totaled $36.0 million and $35.0 million, were originated in 2021 and 2020, respectively, and are commercial lines to digital asset companies. The third largest commercial loan totaled $29.4 million, was originated in 2021 and is an enterprise value loan. As of December 31, 2021, the loans were performing in accordance with the original repayment terms.

Commercial Real Estate Loans. At December 31, 2021, commercial real estate loans were $432.3 million, or 29.7% of our total loan portfolio. This amount includes $31.5 million of multi-family residential real estate loans, which we consider a subset of commercial real estate loans, and which are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities; however, we also originate loans secured by investment real estate in the form of residential rental units. At December 31, 2021, $180.4 million of our commercial real estate portfolio was secured by owner occupied commercial real estate, and $251.9 million was secured by income producing, or non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. The average outstanding loan in our commercial real estate portfolio was $663,000 as of December 31, 2021, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2021, our ten largest commercial real estate loans had an average balance of $9.2 million.

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

The following table provides information with respect to our commercial real estate loans by type at December 31, 2021. The table excludes multi-family residential real estate loans, discussed below.

Type of Loan	Number	Balance
		(In thousands)
Residential one-to-four family	135	$38,108
Mixed use	84	59,160
Office	74	49,102
Retail	43	22,731
Industrial/manufacturing/warehouse	108	71,922
Hotel/motel/inn	16	25,392
Mobile home/park	9	31,906
Self-storage facility	15	29,940
Other commercial real estate	110	72,538
Total	594	$400,799

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

Our largest single commercial real estate loan at December 31, 2021 totaled $16.0 million, was originated in 2013 and is a commercial line of credit secured by non-owner occupied commercial use property. Our next largest commercial real estate loan at December 31, 2021 was for $15.8 million, was originated in 2019 and is secured by non-owner occupied commercial use property. The third largest commercial real estate loan was for $13.3 million, was originated in 2019 and is secured by non-owner occupied commercial use property. All of the collateral securing these loans is located in our primary lending area. At December 31, 2021, all of these loans were performing in accordance with their original repayment terms.

Multi-Family Residential Real Estate Loans. At December 31, 2021, multi-family real estate loans were $31.5 million, or 2.2% of our total loan portfolio. We do not focus on the origination of multi-family real estate lending, but we will originate these loans to well-qualified borrowers when opportunities exist that meet our underwriting standards. We currently originate new individual multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market area. Our multi-family real estate loans are generally secured by properties consisting of five to 15 rental units. The average outstanding loan size in our multi-family real estate portfolio was $525,000 as of December 31, 2021. We generally do not make multi-family real estate loans outside our primary market areas. In addition to originating these loans, we also participate in multi-family residential real estate loans with other financial institutions. Such participations are underwritten in accordance with our policies before we will participate in such loans.

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

Our largest multi-family real estate loan at December 31, 2021 totaled $3.3 million, was originated in 2017 and is secured by a multi-family property. At December 31, 2021, this loan was performing in accordance with its original repayment terms.

Construction and Land Development Loans. At December 31, 2021, construction and land development loans were $42.8 million, or 2.9% of our total loan portfolio, consisting of $6.5 million of one- to four-family residential and condominium construction loans and $36.3 million of commercial and multi-family real estate construction loans. At December 31, 2021, $34.8 million of our commercial and multi-family real estate construction loans are expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.

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

Our largest construction and land development loan at December 31, 2021 totaled $9.3 million, was originated in 2018 and is secured by commercial use property.

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

To approve facility lines to non-bank mortgage origination borrowers we conduct a thorough due diligence of the company and its ownership to assess the financial performance including assets and liquidity and regulatory profile. To underwrite the companies we use a proprietary risk based scoring model that correlates to our internal regulatory loan risk grading system. We continually monitor companies’ performance through both internal and external financial management and quality reviews. At December 31, 2021, mortgage warehouse loans were $253.8 million, or 17.4% of total loans.

Consumer Loans. At December 31, 2021, consumer loans were $1.5 million, or 0.1% of total loans. In 2016, we entered into an agreement to purchase pools of unsecured consumer loans through the BancAlliance Lending Club Program. This program encompasses loans risk graded by Lending Club as A through C with a 680 minimum credit score, out of a possible risk grade of A through G. The Lending Club retains the servicing of these loans. As of December 31, 2021, we had $1.4 million in outstanding consumer loans that were purchased through this program. Our last Lending Club investment purchase was in 2018 and as of May 2019, we stopped reinvesting any proceeds in new pools. At this time, we do not anticipate purchasing any new loans through this network.

The remaining loans in this portfolio are loans secured by certificate accounts and overdraft lines of credit. We discontinued lending for loans secured by certificate accounts in 2020 to focus on commercial loan originations. Accordingly, we expect our portfolio of certificate account secured loans to decrease over time due to normal amortization and repayments. We are continuing to offer overdraft lines of credit. Consumer loans generally do not have prepayment penalties. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

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

Loan Originations, Purchases and Sales

We have grown our loan portfolio by developing expertise for customers who typically have not been supported by larger financial institutions but whose business needs are usually too complex for smaller institutions. Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, our website, networking events and referrals from customers as well as our directors, business owners, investors, entrepreneurs, builders, realtors, and other professional third parties, including brokers. Loan originations are further supported by lending services offered through cross-selling and employees’ community service.

Historically, we generally originated loans for our portfolio. We occasionally sell participation interests in commercial real estate loans and commercial business loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits. At December 31, 2021, we were servicing $25.6 million of commercial real estate and commercial business loans where we had sold an interest to local financial institutions. We sold loan participations of $12.9 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively.

While we generally do not purchase whole loans, we will occasionally purchase loan participations from other financial institutions and have in previous years purchased through a shared national credit program. As of December 31, 2021, we had $8.9 million of outstanding purchased loans. We do not expect to make any purchases through a shared national credit program going forward. We purchased loans totaling $6.3 million for the year ended December 31, 2021. We did not have any loan participation purchases for the year ended December 31, 2020.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by BankProv’s board of directors and management. BankProv’s board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. All loans require the approval of a minimum of two lending officers, one of which must be a Senior Vice President or above (the exception is borrowing relationships of $25,000 and below, which can be approved by one officer with sufficient authority for that loan type, as well as, loans of any amount which are 100% cash secured). For loan relationships below $2.0 million, approval is required by designated individuals with delegated loan authority as identified within our loan policy. Our loan policy dictates that for loan relationships of between $2.0 million and $3.0 million approval is required by one of the following members of Credit Committee: Chief Executive Officer, Chief Financial Officer, Chief Lending Officer and/or Senior Credit Officer. Loan relationships exceeding $3.0 million in exposure that involve exceptions to policy, including loans in excess of our internal loans-to-one borrower limitation, must be authorized by BankProv’s Risk Committee of the board of directors. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or board committee prior to commitment. Exceptions are reported to the board of directors quarterly.

When entering a new lending line, we typically seek to manage risks and costs by limiting initial activity. We then decide whether it would be profitable and consistent with our risk tolerance levels to expand the activity, and continually calibrate and adjust our actions to maintain appropriate risk limitations.

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2021, our regulatory limit on loans-to-one borrower was $44.4 million. We generally establish our internal loans-to-one borrower limit as 90% of our regulatory limit. As of December 31, 2021, this amount was $39.9 million, with loans greater than this amount requiring approval by BankProv’s Risk Committee of the board of directors.

At December 31, 2021, our largest lending relationship consisted of 11 commercial business loans and one commercial real estate loan with an exposure of $44.4 million, secured by all business assets and owner-occupied investment real estate. Within this relationship, at December 31, 2021, one enterprise value loan for $1.5 million and one for $59,000 were six and two days delinquent, respectively. The remaining loans in the relationship were performing in accordance with their original repayment terms at December 31, 2021. Our second largest lending relationship consisted of three commercial business loans with a total exposure of $37.0 million, secured by all business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2021.  Our third largest lending relationship consisted of one commercial business line, with a total exposure of $36.0 million, secured by the USD value of the business’ digital currency. This relationship was performing in accordance with its original repayment terms at December 31, 2021. Our fourth largest lending relationship consisted of one commercial business line with a total exposure of $35.0 million, secured by the USD value of the business’ digital currency. Our fifth largest lending relationship consisted of two commercial business loans, with a total exposure of $34.4 million, secured by all business assets. The relationship was performing in accordance with its original repayment terms at December 31, 2021.

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal government bonds, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our Federal Home Loan Bank borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2021.

At December 31, 2021, our investment portfolio had a fair value of $36.8 million, and consisted of U.S. Government Agency mortgage-backed securities, and state and municipal bonds.

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

Each reporting period, we evaluate all debt securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporarily impaired (“OTTI”). OTTI is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI resulting in a realized loss that is a charged to earnings through a reduction in our noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2021 or 2020.

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

At December 31, 2021, our deposits totaled $1.46 billion. As of that date, our certificates of deposit included $20.2 million of brokered certificates of deposit and $16.8 million of QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits. At December 31, 2021, all of our QwickRate certificates of deposit were in amounts of $100,000 or greater.

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

Borrowings. We primarily utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2021, we had a borrowing capacity of $141.3 million with the Federal Home Loan Bank of Boston, including an available line of credit of $2.0 million at an interest rate that adjusts daily. On that date, we had $13.5 million in advances outstanding from the Federal Home Loan Bank of Boston. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in our portfolio.

From time to time and dependent on rates, we may utilize the FRB Borrower In Custody (“BIC”) program as a source of overnight borrowings. Borrowings from the FRB BIC program are secured by a Uniform Commercial Code (“UCC”) financing statement on qualified collateral, consisting of certain commercial loans and qualified mortgage-backed government securities. We did not have any outstanding FRB borrowings at December 31, 2021 or 2020.

Personnel

As of December 31, 2021, we had 170 full-time and ten part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good working relationship with our employees.

Subsidiaries

The Provident Bank’s subsidiaries include Provident Security Corporation and 5 Market Street Security Corporation, which were established to buy, sell, and hold investments for their own account.

SUPERVISION AND REGULATION

General

The Provident Bank is a Massachusetts-chartered stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. The Provident Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its primary federal regulatory and primary deposit insurer. The Provident Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Provident Bank is a member of the Federal Home Loan Bank of Boston.

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

Dividends. A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. A Massachusetts savings bank with outstanding preferred stock may not, without the prior approval of the Commissioner of Banks, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. For this purpose, net profits mean the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

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

Parity Approval. A Massachusetts bank may, in accordance with Massachusetts law, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal law and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity. A Massachusetts bank may exercise such power and engage in such activities by providing 30 days’ advanced written notice to the Massachusetts Commissioner of Banks.

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

Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Massachusetts consumer protection and civil rights statutes applicable to The Provident Bank permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

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

The CARES Act. The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat COVID-19 and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as TDRs and also allowing them to suspend the corresponding impairment determination for accounting purposes.

•An option to delay the implementation of the accounting standard for current expected credit losses (“CECL”) until the earlier of December 31, 2020 or when the President declares that the coronavirus emergency is terminated. The effective date has subsequently been extended by the Financial Accounting Standards Board to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for all institutions, except U.S. Securities and Exchange Commission filers that are not eligible to be smaller reporting companies.

•The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, with an extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage is prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, which was subsequently extended until September 30, 2021.

•The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance could be granted for up to 30 days, with an extension for up to two additional 30-day periods upon the request of the borrower. During the time of the forbearance, the multi-family borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program. The Paycheck Protection Program (“PPP”), established as part of the CARES Act provided 100% federally guaranteed loans to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program for amounts up to 2.5 times the average monthly “payroll costs” of the business. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible for PPP loan forgiveness so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses, including, but not limited to, mortgage interest, rent and utilities. In May 2021, the SBA announced that PPP funding has been exhausted and the SBA stopped accepting new PPP loan applications.

Coronavirus Response and Relief Supplemental Appropriations Act of 2021. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions, including extending the time that insured depository institutions and depository institution holding companies have to comply with the CECL accounting standard and extending the authority granted to banks under the CARES Act to elect to temporarily suspend the requirements under U.S. GAAP applicable to troubled debt restructurings for loan modifications related to the COVID-19 pandemic for any loan that was not more than 30 days past due as of December 31, 2019.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was fully implemented at 2.5% on January 1, 2019. At December 31, 2021, The Provident Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

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

Section 4012 of the CARES Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule implementing the lower ratio, effective April 23, 2020. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter. The CBLR framework includes a two-quarter grace period for an institution that ceases to meet any qualifying criteria provided that the bank’s leverage ratio falls no more than one percentage point below the applicable CBLR requirement. As of December 31, 2021, the Bank has not opted into the CBLR framework.

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

Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis to the extent that branching is authorized by the law of the host state for the banks chartered by that state.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a CBLR leverage ratio of 9.0% or greater, or a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2021, The Provident Bank was a “well capitalized” institution under the Federal Deposit Insurance Corporation regulations.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

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

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions deemed less risky of failure pay lower assessments. Assessment rates (inclusive of possible adjustments) for most banks with less than $10 billion of assets are based on a formula using financial data and supervisory ratings, and currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital.

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

Federal Home Loan Bank System

The Provident Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Provident Bank was in compliance with this requirement at December 31, 2021. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Provident Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2021, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on their stock. The Federal Home Loan Banks are required to provide funds for certain purposes including, for example, contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. In 2021, the Federal Home Loan Bank of Boston paid dividends equal to an annual yield of 1.69%. There can be no assurance that such dividends will continue in the future.

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

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. We have not opted into financial holding company status.

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

Acquisition of the Company

Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company such as New Provident unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the Change in Bank Control Act and applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as will be the case with Provident Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a bank holding-company without the prior approval of the Federal Reserve Board. Control, as defined under the Bank Holding Company Act and Federal Reserve Board regulations, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board. Effective September 30, 2020, the Federal Reserve Board amended its regulations concerning when a company exercises a controlling influence over a bank or bank holding company for purposes of the Bank Holding Company Act. Relevant factors include the company’s voting and nonvoting equity investment in the bank or bank holding company, director, officer and employee overlap and the scope of business relationships between the company and bank or bank holding company.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2021, we conducted business through our main office and six branch offices located in Amesbury and Newburyport, Massachusetts and Bedford, Exeter, Portsmouth and Seabrook, New Hampshire, as well as two loan production offices located in Boston, Massachusetts and Ponte Vedra, Florida. We own five of our offices, including our main office, and lease two of our branch offices as well as two loan production offices. At December 31, 2021, the total net book value of our land, buildings, furniture, fixtures, equipment and lease right-of-use assets was $18.4 million.

ITEM 3.LEGAL PROCEEDINGS

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Capital Market under the symbol “PVBC.” The approximate number of holders of record of Provident Bancorp Inc.’s common stock as of March 16, 2022 was 734. Certain shares of Provident Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(e) Stock Repurchases. On March 12, 2021, the Company announced that its Board of Directors had adopted a stock repurchase program under which it would repurchase up to 1,400,000 shares of its common stock, or approximately 7.5% of the then-outstanding shares. The repurchase program has no expiration date. The Company’s repurchases of common stock for the fourth quarter of 2021, under the repurchase program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	13,328	$16.20	13,328	434,955
November 1, 2021 - November 30, 2021	15,468	$19.90	—	434,955
December 1, 2021 - December 31, 2021	16,633	$18.30	—	434,955
Total	45,429	$18.23	13,328

ITEM 6. RESERVED

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

Congress, the President, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) was enacted on December 27, 2020, providing for a second round of Paycheck Protection Program (“PPP”) loans. Also on December 27, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law. Section 541 of the CAA extends the provision in Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings”, to

January 1, 2022. The Federal Reserve also took actions to mitigate the economic impact of the COVID-19 pandemic, including cutting the federal funds rate 150 basis points and targeting a 0 to 25 basis point rate. However, in response to inflationary pressures, the Federal Reserve has announced that it will begin to taper its purchase of mortgage and other bonds and has signaled it will look to begin raising the federal funds rate in 2022. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

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

Critical Accounting Policies

A summary of our accounting policies is described in Note 2 to the Consolidated Financial Statements included in this annual report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that are inherently uncertain and that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by all loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. The historical loss factors are adjusted for the following qualitative factors: levels/trends in delinquencies and non-accruals, economic conditions, portfolio trends, portfolio concentrations, loan grading and management’s discretion. The determination of qualitative factors involves significant judgment. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2021.

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

An unallocated component can be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision and uncertainty inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

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

The following tables set forth selected consolidated historical financial and other data of Provident Bancorp, Inc. for the years ended and at the dates indicated. The following is only a summary and you should read it in conjunction with the business and financial information regarding Provident Bancorp, Inc. contained elsewhere in this Annual Report. The information at December 31, 2021 and 2020, and for the years ended December 31, 2021 and 2020, is derived in part from the audited consolidated financial statements that appear in this Annual Report.

	At December 31,
	2021	2020	2019	2018	2017
Financial Condition Data:	(In thousands)
Total assets	$1,729,283	$1,505,781	$1,121,788	$974,079	$902,265
Cash and cash equivalents	153,115	83,819	59,658	28,613	47,689
Debt securities available-for-sale (at fair value)	36,837	32,215	41,790	51,403	61,429
Federal Home Loan Bank stock, at cost	785	895	1,416	2,650	1,854
Loans held for sale	22,846	—	—	—	—
Loans receivable, net (1)	1,433,803	1,314,810	959,286	835,528	742,138
Bank-owned life insurance	42,569	36,684	26,925	26,226	25,540
Deposits	1,459,895	1,237,428	849,905	768,096	750,057
Borrowings	13,500	13,500	24,998	68,022	26,841
Total shareholders' equity (2)	233,782	235,856	230,933	125,584	115,777

	For the Year Ended December 31,
	2021	2020	2019	2018	2017
Operating Data:	(In thousands, except per share data)
Interest and dividend income	$64,803	$60,403	$51,538	$42,340	$35,782
Interest expense	3,370	5,931	8,148	5,213	3,726
Net interest and dividend income	61,433	54,472	43,390	37,127	32,056
Provision for loan losses	3,887	5,597	5,326	3,329	2,929
Net interest and dividend income after provision for loan losses	57,546	48,875	38,064	33,798	29,127
Gains on sales of securities, net	—	—	113	—	5,912
Other noninterest income	5,166	3,543	3,998	4,178	4,043
Write down of other assets and receivables	225	2,207	—	—	—
Noninterest expense	40,394	33,601	27,556	25,414	23,749
Income before income taxes	22,093	16,610	14,619	12,562	15,333
Income tax expense (3)	5,954	4,625	3,811	3,237	7,418
Net income	$16,139	$11,985	$10,808	$9,325	$7,915

Earnings per common share: (4)
Basic	$0.96	$0.66	$0.60	$0.50	0.43
Diluted	$0.93	$0.66	$0.60	$0.50	0.43

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

	At or For the Year Ended December 31,
	2021	2020	2019	2018	2017
Performance Ratios:
Return on average assets	1.02%	0.89%	1.04%	1.03%	0.91%
Return on average equity	6.86%	5.05%	7.38%	7.75%	6.84%
Interest rate spread (1)	3.89%	3.93%	4.05%	4.05%	3.71%
Net interest margin (2)	4.06%	4.23%	4.44%	4.33%	3.90%
Efficiency ratio (3)	60.99%	61.72%	58.15%	61.53%	65.79%
Dividend payout ratio	15.86%	13.65%	—%	—%	—%
Average interest-earning assets to
average interest-bearing liabilities	176.80%	165.71%	146.87%	146.01%	142.10%
Average equity to average assets	14.82%	17.58%	14.08%	13.26%	13.32%

Regulatory Capital Ratios:
Total capital to risk weighted assets (bank only)	14.18%	14.60%	17.62%	14.55%	14.96%
Tier 1 capital to risk weighted assets (bank only)	12.93%	13.35%	16.37%	13.30%	13.71%
Tier 1 capital to average assets (bank only)	12.07%	12.37%	15.18%	12.69%	11.80%
Common equity tier 1 capital (bank only)	12.93%	13.35%	16.37%	13.30%	13.71%
Total capital to total assets (company)	13.52%	15.66%	20.59%	12.89%	12.83%

Asset Quality Ratios:
Allowance for loan losses as a percentage of
total loans (4)	1.34%	1.39%	1.42%	1.38%	1.30%
Allowance for loan losses as a percentage
of non-performing loans	674.14%	341.72%	237.58%	186.55%	108.02%
Net charge-offs to average
outstanding loans during the year	0.22%	0.08%	0.35%	0.18%	0.25%
Non-performing loans as a percentage of
total loans (4)	0.20%	0.41%	0.60%	0.74%	1.20%
Non-performing loans as a percentage of
total assets	0.17%	0.36%	0.52%	0.64%	1.00%
Total non-performing assets as a percentage of
total assets	0.17%	0.36%	0.52%	0.81%	1.00%

Other:
Number of offices	7	7	7	8	8
Number of full-time equivalent employees	175	158	139	123	126

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

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Assets. Our total assets increased $223.5 million, or 14.8%, to $1.73 billion at December 31, 2021 from $1.51 billion at December 31, 2020. The primary reasons for the increase were increases in net loans, cash and cash equivalents, debt securities available-for-sale, and bank owned life insurance.

Cash and Cash Equivalents. Cash and cash equivalents increased $69.3 million, or 82.7%, to $153.1 million at December 31, 2021 from $83.8 million at December 31, 2020. The increase was primarily related to an increase in short-term investments of $58.7 million, or 81.5%. Short-term investments were increased as a result of an increase in deposits that exceeded loan growth.

Debt Securities Available-for-Sale. Investments in debt securities available-for-sale increased $4.6 million or 14.3% to $36.8 million at December 31, 2021 from $32.2 million at December 31, 2020. The increase resulted primarily from purchases of debt securities, partially offset by principal pay downs on government mortgage-backed securities.

Bank Owned Life Insurance. Bank owned life insurance increased $5.9 million, or 16.0%, to $42.6 million at December 31, 2021 from $36.7 million at December 31, 2020. The increase was primarily due to the purchase of additional insurance policies.

Loan Portfolio Analysis. At December 31, 2021, net loans were $1.43 billion, or 82.9% of total assets, compared to $1.31 billion, or 87.3% of total assets, at December 31, 2020. Increases in commercial loans of $160.3 million, or 28.3%, and an increase in construction and land development loans of $13.9 million, or 48.0% were partially offset by decreases in commercial real estate loans of $6.7 million, or 1.5%, residential real estate loans of $32.0 million, or 97.5%, consumer loans of $4.0 million, or 72.6%, and mortgage warehouse of $11.6 million, or 4.4%. Our commercial loan growth was primarily due to an increase in our loans to digital asset companies of $105.4 million, or 703.1% to $120.4 million compared to $15.0 million at December 31, 2020, an increase in enterprise value loans of $54.2 million, or 18.9%, to $340.3 million compared to $286.1 million at December 31, 2020, and an increase in renewable energy loans of $25.1 million, or 67.7%, to $62.3 million compared to $37.2 million at December 31, 2020. The increase was partially offset by a decrease in PPP loans of $29.4 million, or 70.2%, to $12.4 million compared to $41.8 million as of December 31, 2020. Residential real estate loans decreased primarily due to the transfer of the portfolio to loans held for sale. As of December 31, 2021, the Company determined they will no longer originate or service residential real estate loans. As such, the Company valued the portfolio at the lower of cost or market and transferred them to loans held for sale.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2021		2020		2019		2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Residential (1)	$812	0.06%	$32,785	2.46%	$45,695	4.69%	$57,361	6.76%	$67,724	9.00%
Commercial (2)	432,275	29.66	438,949	32.82	418,356	42.89	364,867	43.00	371,510	49.35
Construction and land development	42,800	2.94	28,927	2.16	46,763	4.79	44,606	5.26	55,828	7.42
Commercial (3)	726,241	49.83	565,976	42.31	451,791	46.32	361,782	42.64	240,223	31.91
Consumer	1,519	0.10	5,547	0.41	12,737	1.31	19,815	2.34	17,455	2.32
Mortgage warehouse	253,764	17.41	265,379	19.84	—	—	—	—	—	—
Total loans	1,457,411	100.00%	1,337,563	100.01%	975,342	100.00%	848,431	100.00%	752,740	100.00%
Deferred loan fees, net	(4,112)		(4,235)		(2,212)		(1,223)		(845)
Allowance for loan losses	(19,496)		(18,518)		(13,844)		(11,680)		(9,757)
Loans, net	$1,433,803		$1,314,810		$959,286		$835,528		$742,138

___________________

(1)    Includes home equity loans and lines of credit

(2)    Includes multi-family real estate loans

(3) Includes PPP and digital asset loans

Loan Maturity. The following table sets forth certain information at December 31, 2021 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Commercial	Consumer	Mortgage Warehouse	Total Loans
Amounts due in:
One year or less	$—	$30,004	$6,364	$95,897	$515	$253,764	$386,544
More than one year to five years	—	27,698	1,595	275,472	1,004	—	305,769
More than five years through 15 years	647	123,169	3,447	331,200	—	—	458,463
More than 15 years	165	251,404	31,394	23,672	—	—	306,635
Total	$812	$432,275	$42,800	$726,241	$1,519	$253,764	$1,457,411

The following table sets forth our fixed and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total Due After December 31, 2022
Real estate:
Residential	$411	$401	$812
Commercial	41,307	360,964	402,271
Construction and land development	5,082	31,354	36,436
Commercial	456,529	173,815	630,344
Consumer	1,004	—	1,004
Mortgage warehouse	—	—	—
Total loans	$504,333	$566,534	$1,070,867

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

Delinquent Loans. The following tables set forth our loan delinquencies by type and amount at the dates indicated.

	At December 31,
	2021			2020			2019
	30-59	60-89	90 Days	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or more	Days	Days	or more	Days	Days	or more
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Real Estate:
Residential	$—	$—	$555	$255	$346	$1,030	$715	$154	$832
Commercial	—	—	—	—	—	—	473	18,256	1,368
Construction and land development	—	—	—	—	—	—	—	—	165
Commercial	13	111	1,860	4,358	—	291	529	85	484
Consumer	15	11	—	61	21	64	111	58	38
Mortgage warehouse	—	—	—	—	—	—	—	—	—
Total	$28	$122	$2,415	$4,674	$367	$1,385	$1,828	$18,553	$2,887

	At December 31,
	2018			2017
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or more	Days	Days	or more
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Real Estate:
Residential	$321	$223	$30	$699	$178	$81
Commercial	742	—	519	—	3,669	—
Construction and land development	—	—	—	—	—	—
Commercial	40	—	3,167	12	—	—
Consumer	62	46	59	63	45	60
Mortgage warehouse	—	—	—	—	—	—
Total	$1,165	$269	$3,775	$774	$3,892	$141

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, loans modified at interest rates materially less than current market rates, or the borrower is experiencing financial difficulty. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2021, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the lower of cost or fair value less costs to sell at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Non-accrual loans:
Real estate:
Residential	$812	$1,156	$969	$850	$364
Commercial	—	—	1,701	519	7,102
Construction and land development	—	—	165	—	—
Commercial	2,080	4,198	2,955	4,830	1,505
Consumer	—	65	37	62	62
Mortgage warehouse	—	—	—	—	—
Total non-accrual loans	2,892	5,419	5,827	6,261	9,033

Accruing loans past due 90 days or more	—	—	—	—	—
Other real estate owned	—	—	—	1,676	—
Total non-performing assets	$2,892	$5,419	$5,827	$7,937	$9,033

Total loans (1)	$1,453,299	$1,333,328	$973,130	$847,208	$751,895
Total assets	$1,729,283	$1,505,781	$1,121,788	$974,079	$902,265

Total non-performing loans to total loans (1)	0.20%	0.41%	0.60%	0.74%	1.20%
Total non-performing assets to total assets	0.17%	0.36%	0.52%	0.81%	1.00%

___________________

(1)    Loans are presented before allowance for loan losses, but include deferred loan costs/fees.

The decrease in commercial non-accrual loans at December 31, 2021 as compared to the prior year was primarily due to workouts of loans in our portfolio.

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

The following table sets forth the accruing and non-accruing status of troubled debt restructurings at the dates indicated.

	At December 31,
	2021		2020		2019
	Non-		Non-		Non-
(In thousands)	Accruing	Accruing	Accruing	Accruing	Accruing	Accruing
Troubled Debt Restructurings:
Real estate:
Residential	$—	$—	$—	$162	$—	$182
Commercial	—	20,188	—	21,042	—	1,243
Construction and land development	—	—	—	—	—	—
Commercial	616	1,849	1,805	257	2,436	371
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total	$616	$22,037	$1,805	$21,461	$2,436	$1,796

	At December 31,
	2018		2017
	Non-		Non-
(In thousands)	Accruing	Accruing	Accruing	Accruing
Troubled Debt Restructurings:
Real estate:
Residential	$—	$388	$—	$404
Commercial	—	1,334	—	1,521
Construction and land development	—	—	—	—
Commercial	1,089	462	67	1,698
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total	$1,089	$2,184	$67	$3,623

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. At December 31, 2021, other potential problem loans totaled $22.0 million, consisting of 15 troubled debt restructured loans that were accruing interest in accordance with their modified terms.

The Company is working with customers affected by COVID-19. As a result of the current economic crisis caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and challenges faced.

The Company established a modification program in accordance with applicable regulations to provide economic relief. In working with our borrowers, the Company provided up to six-month payment deferrals. At the completion of the payment deferral, the Company allowed for deferral extensions on an as-needed and case-by-case basis. Under agency guidance and Section 4013 of the CARES Act, these modifications were not classified as troubled debt restructurings and were not considered delinquent. Throughout 2020, there were 287 outstanding loans, totaling $265.6 million, or 19.9% of total loans at December 31, 2020, that had been modified under agency guidance and Section 4013 of the CARES Act. As of December 31, 2021, all loans that were modified under the CARES Act have resumed repayment or have been paid off.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Allowance at beginning of year	$18,518	$13,844	$11,680	$9,757	$8,590
Provision for loan losses	3,887	5,597	5,326	3,329	2,929
Charge offs:
Real estate:
Residential	—	—	—	—	—
Commercial	150	117	—	670	1,522
Construction and land development	—	24	—	—	—
Commercial	2,980	176	1,950	190	107
Consumer	315	772	1,355	699	190
Mortgage warehouse	—	—	—	—	—
Total charge-offs	3,445	1,089	3,305	1,559	1,819
Recoveries:
Real estate:
Residential	2	4	7	2	—
Commercial	92	—	—	—	45
Construction and land development	—	—	—	—	—
Commercial	368	7	35	87	—
Consumer	74	155	101	64	12
Mortgage warehouse	—	—	—	—	—
Total recoveries	536	166	143	153	57
Net charge-offs	2,909	923	3,162	1,406	1,762
Allowance at end of year	$19,496	$18,518	$13,844	$11,680	$9,757
Non-performing loans at end of year	$2,892	$5,419	$5,827	$6,261	$9,033
Total loans outstanding at end of year (1)	$1,453,299	$1,333,328	$973,130	$847,208	$751,895
Average loans outstanding during the year (1)	$1,320,160	$1,209,736	$906,909	$783,570	$698,859
Allowance to non-performing loans	674.14%	341.72%	237.58%	186.55%	108.02%
Allowance to total loans outstanding at end of the year (2)	1.34%	1.39%	1.42%	1.38%	1.30%
Net charge-offs to average loans outstanding during the year	0.22%	0.08%	0.35%	0.18%	0.25%

___________________

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

(2) Allowance to total loans outstanding at end of the year, excluding $12.4 million and $41.8 million in PPP loans, was 1.35% and 1.43% at December 31, 2021 and 2020, respectively. There were no outstanding PPP loans at December 31, 2019, 2018 or 2017.

The following tables set forth net (recoveries)/charge-offs to average loans outstanding during the year based on loan categories.

	For the Year Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance
Real estate:
Residential	$27,310	$(2)	(0.01)%	$39,584	$(4)	(0.01)%	$52,068	$(7)	(0.01)%
Commercial	419,859	58	0.01	415,055	117	0.03	389,729	—	—
Construction and land development	35,420	—	—	45,444	24	0.05	41,810	—	—
Commercial	612,473	2,612	0.43	554,705	169	0.03	407,285	1,915	0.47
Consumer	3,399	241	7.09	9,077	617	6.80	17,755	1,254	7.06
Mortgage warehouse	226,636	—	—	149,755	—	—	—	—	—
Total gross loans	1,325,097	$2,909	0.22	1,213,620	$923	0.08	908,647	$3,162	0.35
Deferred loan fees, net	(4,937)			(3,884)			(1,738)
Total loans outstanding at end of year (1)	$1,320,160		0.22%	$1,209,736		0.08%	$906,909		0.35%

	For the Year Ended December 31,
	2018			2017
(Dollars in thousands)	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance
Real estate:
Residential	$62,698	$(2)	—%	$72,477	$—	—%
Commercial	363,903	670	0.18	367,144	1,477	0.40
Construction and land development	52,285	—	—	38,091	—	—
Commercial	286,142	103	0.04	210,316	107	0.05
Consumer	19,474	635	3.26	11,419	178	1.56
Mortgage warehouse	—	—	—	—	—	—
Total gross loans	784,502	$1,406	0.18	699,447	$1,762	0.25
Deferred loan fees, net	(932)			(587)
Total loans outstanding at end of year (1)	$783,570		0.18%	$698,860		0.25%

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

	At December 31,
	2021		2020		2019
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	for Loan	in Category	for Loan	in Category	for Loan	in Category
(Dollars in thousands)	Losses	to Total Loans	Losses	to Total Loans	Losses	to Total Loans
Real estate:
Residential	$38	0.06%	$184	2.46%	$254	4.69%
Commercial	4,935	29.66	6,095	32.82	6,104	42.89
Construction and land development	479	2.94	447	2.16	749	4.79
Commercial	13,495	49.83	10,543	42.31	6,086	46.32
Consumer	168	0.10	586	0.41	650	1.31
Mortgage warehouse	381	17.41	663	19.84	—	—
Total allocated allowance for loan losses	19,496	100.00%	18,518	100.01%	13,843	100.00%
Unallocated	—		—		1
Total	$19,496		$18,518		$13,844

	At December 31,
	2018		2017
	Allowance	% of Loans	Allowance	% of Loans
	for Loan	in Category	for Loan	in Category
(Dollars in thousands)	Losses	to Total Loans	Losses	to Total Loans
Real estate:
Residential	$251	6.76%	$300	9.00%
Commercial	4,152	43.00	4,483	49.35
Construction and land development	738	5.26	965	7.42
Commercial	5,742	42.64	3,280	31.91
Consumer	710	2.34	649	2.32
Mortgage warehouse	—	—	—	—
Total allocated allowance for loan losses	11,593	100.00%	9,677	100.00%
Unallocated	87		80
Total	$11,680		$9,757

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

We had impaired loans totaling $24.1 million and $25.7 million as of December 31, 2021 and 2020, respectively. Impaired loans totaling $1.9 million and $4.0 million had a valuation allowance of $1.6 million and $2.0 million at December 31, 2021 and 2020, respectively. Our average investment in impaired loans was $24.9 million and $26.2 million for the years ended December 31, 2021 and 2020, respectively.

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

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of December 31, 2021 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio

The following table sets forth the composition of our securities portfolio at the dates indicated,

	At December 31,
	2021		2020		2019
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale:
State and municipal	$12,002	$12,591	$10,211	$10,894	$10,808	$11,206
Asset-backed securities	8,141	8,255	4,432	4,710	5,433	5,500
Government mortgage-backed securities	15,842	15,991	16,172	16,611	24,954	25,084
Total	$35,985	$36,837	$30,815	$32,215	$41,195	$41,790

At December 31, 2021, we had no investments in a single company or entity, other than government and government agency securities, that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2021 are summarized in the following table. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yields are calculated based on amortized cost and no tax-equivalent yield adjustments have been made, as the amount of tax-free interest-earning assets is immaterial.

	More than		More than		More than
	One Year to Five Years		Five Years to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted			Weighted
(Dollars in	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
Securities available-for-sale:
State and municipal	$582	3.00%	$598	4.32%	$10,822	2.63%	$12,002	$12,591	2.73%
Asset-backed securities	136	1.97%	4,802	1.55%	3,203	2.76%	8,141	8,255	2.03%
Government mortgage-backed securities	213	1.51%	3,893	1.98%	11,736	1.29%	15,842	15,991	1.46%
Total	$931		$9,293		$25,761		$35,985	$36,837

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2021 or 2020.

Deposits

Total deposits increased $222.5 million, or 18.0%, to $1.46 billion at December 31, 2021 from $1.24 billion at December 31, 2020. Our continuing focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit, resulted in net growth in these deposits of $340.1 million, or 32.1%, to $1.40 billion at December 31, 2021, or 95.9% of total deposits at that date. Included in the growth of our core deposit relationships is an increase in NOW and demand deposits of $270.4 million, or 48.8%, an increase of $65.8 million, or 18.6%, in money market accounts and an increase of $3.9 million, or 2.6%, in savings accounts. NOW and demand deposits and money market deposits increased primarily due to new and expanded relationships with traditional, digital asset, and banking as a service (“BaaS”) customers. As of December 31, 2021, deposit relationships with digital asset customers increased $68.7 million, or 222.3%, to $99.7 million compared to $30.9 million at December 31, 2020. In 2021, the Company began offering deposit services to BaaS customers. BaaS is an end-to-end solution that allows financial technology companies (“FinTechs”) or other third parties to connect to banks’ systems directly via application programming interfaces so they can build banking offerings on top of the providers’ regulated infrastructure. As of December 31, 2021, deposits with BaaS customers totaled $59.9 million. The increase in savings accounts is primarily caused by increased consumer savings. Certificates of deposit decreased $117.7 million, or 66.0% primarily due to roll-off of brokered certificates of deposit. In addition, the Bank has increased its focus on growing noninterest-bearing deposit balances and as of December 31, 2021 noninterest-bearing deposits represented 42.9% of total deposits compared to 31.0% at December 31, 2020.

The following tables set forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest bearing	$626,587	42.92%	$383,079	30.96%	$222,088	26.13%
Negotiable order of withdrawal (NOW)	197,884	13.55%	171,016	13.82%	147,335	17.34%
Savings accounts	155,267	10.64%	151,341	12.23%	115,593	13.60%
Money market deposit accounts	419,625	28.74%	353,793	28.59%	270,471	31.82%
Certificates of deposit	60,532	4.15%	178,199	14.40%	94,418	11.11%
Total	$1,459,895	100.00%	$1,237,428	100.00%	$849,905	100.00%

As of December 31, 2021, our certificates of deposit included $20.2 million of brokered certificates of deposit and $16.8 million of QwickRate certificates of deposit. As of December 31, 2021and 2020, all deposits were insured in full through our participation in the Massachusetts Depositors Insurance Fund (“DIF”).

As of December 31, 2021, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000, which excludes all brokered certificates, was approximately $5.1 million. The following table sets forth the maturity of these certificates as of December 31, 2021.

At
Maturity Period	December 31, 2021
(In thousands)
Three months or less	$574
Over three through six months	324
Over six through twelve months	1,203
Over twelve months	2,977
Total	$5,078

Borrowings

Borrowings were $13.5 million at December 31, 2021 and 2020. All of the borrowings at December 31, 2021 and 2020 were Federal Home Loan Bank long-term advances with an original maturity of more than one year. The weighted average interest rate was 2.11% and 2.12% at December 31, 2021 and 2020 respectively.

We had no securities sold under agreements to repurchase during the years ended December 31, 2021 and 2020.

Shareholders’ Equity

Total shareholders’ equity decreased $2.1 million, or 0.9%, to $233.8 million at December 31, 2021, from $235.9 million at December 31, 2020. The decrease was primarily due to the repurchase of 1,272,607 shares of common stock for $19.0 million, $2.6 million from dividends paid, and a decrease in other comprehensive income of $409,000, partially offset by net income of $16.1 million, stock-based compensation expense of $2.5 million and employee stock ownership plan shares earned of $1.4 million.

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

	For the Year Ended December 31,
	2021			2020			2019
		Interest			Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans(1)	$1,320,160	$63,873	4.84%	$1,209,736	$59,391	4.91%	$906,909	$49,693	5.48%
Short-term investments	159,656	208	0.13%	38,048	99	0.26%	19,106	296	1.55%
Investment securities	34,022	708	2.08%	37,320	830	2.22%	47,793	1,344	2.81%
Federal Home Loan Bank stock	827	14	1.69%	1,582	83	5.25%	3,281	205	6.25%
Total interest-earning assets	1,514,665	64,803	4.28%	1,286,686	60,403	4.69%	977,089	51,538	5.27%
Non-interest earning assets	73,057			62,741			62,522
Total assets	$1,587,722			$1,349,427			$1,039,611
Interest-bearing liabilities:
Savings accounts	$151,586	196	0.13%	$137,679	314	0.23%	$128,438	419	0.33%
Money market accounts	406,392	1,680	0.41%	295,483	2,159	0.73%	238,708	2,857	1.20%
Now accounts	162,618	416	0.26%	136,613	518	0.38%	108,658	423	0.39%
Certificates of deposit	122,619	793	0.65%	163,032	2,212	1.36%	117,126	2,559	2.18%
Total interest-bearing deposits	843,215	3,085	0.37%	732,807	5,203	0.71%	592,930	6,258	1.06%
Borrowings	13,503	285	2.11%	43,682	728	1.67%	72,361	1,890	2.61%
Total interest-bearing liabilities	856,718	3,370	0.39%	776,489	5,931	0.76%	665,291	8,148	1.22%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	476,743			319,451			212,753
Other noninterest-bearing liabilities	18,895			16,293			15,178
Total liabilities	1,352,356			1,112,233			893,222
Total equity	235,366			237,194			146,389
Total liabilities and equity	$1,587,722			$1,349,427			$1,039,611
Net interest income		$61,433			$54,472			43,390
Interest rate spread (2)			3.89%			3.93%			4.05%
Net interest-earning assets (3)	$657,947			$510,197			$311,798
Net interest margin (4)			4.06%			4.23%			4.44%
Average interest-earning assets to interest-bearing liabilities	176.80%			165.71%			146.87%

___________________

(1)     Interest earned/paid on loans includes fee income related to SBA loan forgiveness of $2.4 million and $1.8 million for the years ended December 31, 2021 and 2020, respectively, and mortgage warehouse loan origination fee income of $1.4 million and $759,000 for the years ended December 31, 2021 and 2020, respectively. There was no fee income related to SBA loan forgiveness or mortgage warehouse loan originations for the year ended December 31, 2019.

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

	Year Ended December 31,			Year Ended December 31,
	2021 vs. 2020			2020 vs. 2019
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
(In thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest-earning assets:
Loans	$(871)	$5,353	$4,482	$(5,579)	$15,277	$9,698
Short-term investments	(70)	179	109	(357)	160	(197)
Debt securities available-for-sale	(52)	(70)	(122)	(251)	(263)	(514)
Federal Home Loan Bank stock	(40)	(29)	(69)	(29)	(93)	(122)
Total interest-earning assets	(1,033)	5,433	4,400	(6,216)	15,081	8,865
Interest-bearing liabilities:
Savings accounts	(147)	29	(118)	(133)	28	(105)
Money market accounts	(1,126)	647	(479)	(1,277)	579	(698)
Now accounts	(189)	87	(102)	(11)	106	95
Certificates of deposit	(963)	(456)	(1,419)	(1,157)	810	(347)
Total interest-bearing deposits	(2,425)	307	(2,118)	(2,578)	1,523	(1,055)
Borrowings	157	(600)	(443)	(555)	(607)	(1,162)
Total interest-bearing liabilities	(2,268)	(293)	(2,561)	(3,133)	916	(2,217)
Change in net interest and dividend income	$1,235	$5,726	$6,961	$(3,083)	$14,165	$11,082

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

General. Net income increased $4.2 million, or 34.7%, to $16.1 million for the year ended December 31, 2021 from $12.0 million for the year ended December 31, 2020. The increase was primarily due to an increase of $7.0 million, or 12.8%, in net interest and dividend income, an increase in noninterest income of $1.6 million, or 45.8%, a decrease in provision for loan losses of $1.7 million, or 30.6%, a decrease in write downs of other assets and receivables of $2.0 million, or 89.8%, partially offset by an increase in salaries and employee benefits expense of $5.6 million, or 24.2%, and an increase in income tax expense of $1.3 million, or 28.7%.

Interest and Dividend Income. Interest and dividend income increased $4.4 million, or 7.3%, to $64.8 million for the year ended December 31, 2021 from $60.4 million for the year ended December 31, 2020. This was caused by an increase in interest and fees on loans, which increased $4.5 million, or 7.5%, partially offset by a decrease in interest and dividends on securities of $191,000, or 20.9%.

The increase in interest income on loans was due to an increase in average loan balance of $110.4 million, or 9.1%, to $1.32 billion for the year ended December 31, 2021 from $1.21 billion for the year ended December 31, 2020. The increase was partially offset by a decrease in the yield on loans of seven basis points, to 4.84% for the year ended December 31, 2021 from 4.91% for the year ended December 31, 2020, due to lower market interest rates, and the origination of mortgage warehouse loans which typically yield a lower rate than the rest of our portfolio.

The decrease in interest and dividends on securities was due to a decrease in the average balance of debt securities available-for-sale of $3.3 million, or 8.8%, to $34.0 million for the year ended December 31, 2021 from $37.3 million for the year ended December 31, 2020 and a 14 basis point decrease in the yield on such securities to 2.08% for 2021 from 2.22% for 2020.

Interest Expense. Interest expense decreased $2.6 million, or 43.2%, to $3.4 million for the year ended December 31, 2021 from $5.9 million for the year ended December 31, 2020. The decrease was caused by decreases in interest expense on deposits and borrowings. Interest expense on deposits decreased $2.1 million, or 40.7%, to $3.1 million for the year ended December 31, 2021 from $5.2 million for the year ended December 31, 2020. This was primarily due to a decrease in the cost of interest-bearing deposits of 34 basis points to 0.37% for the year ended December 31, 2021 from 0.71% for the year ended December 31, 2020. This decrease was partially offset by an increase in the average balance of interest-bearing deposits of $110.4 million, or 15.1%, to $843.2 million for the year ended December 31, 2021 from $732.8 million for the year ended December 31, 2020. The increase resulted primarily from an increase in the average balance of money market accounts, which increased $110.9 million, or 37.5%.

Interest expense on borrowings, which consists of advances from the Federal Home Loan Bank of Boston and borrowings from the Federal Reserve Bank borrower-in-custody program, decreased $443,000, or 60.9%, to $285,000 for the year ended December 31, 2021 from $728,000 for the year ended December 31, 2020. This decrease was primarily due to a decrease in the average balance of borrowings of $30.2 million, or 69.1%, to $13.5 million for the year ended December 31, 2021 from $43.7 million for the year ended December 31, 2020, primarily due to increased deposits funding loan growth.

Net Interest and Dividend Income. Net interest and dividend income increased $7.0 million, or 12.8%, to $61.4 million for the year ended December 31, 2021 from $54.5 million for the year ended December 31, 2020. The growth in net interest and dividend income was primarily the result of an increase in our average interest-earning assets of $228.0 million, or 17.7%, offset by an increase in average interest-bearing liabilities of $80.2 million, or 10.3%, and a decrease in net interest margin of 17 basis points to 4.06%. The decrease in the net interest margin was the result of a combination of factors including a decreasing rate environment, and an increase in short-term investments, which have a lower rate. The net interest margin benefitted from the accretion of fee income related to the forgiveness of the SBA PPP loans. The amount of income recognized from the forgiveness totaled $2.4 million for the year ended December 31, 2021. As of December 31, 2021, there was $503,000 in SBA PPP fee income remaining to be accreted.

Provision for Loan Losses. The provision for loan losses was $3.9 million for the year ended December 31, 2021 compared to $5.6 million for the year ended December 31, 2020, which is a decrease of $1.7 million, or 30.6%. The changes in the provision were based on management’s assessment of economic conditions, including the impact of the COVID-19 pandemic, loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. For the year ended December 31, 2021, the decreased provision was offset by an increase in net charge-offs, which were $2.9 million for the year ended December 31, 2021 compared to $923,000 for the year ended December 31, 2020.

The provision recorded resulted in an allowance for loan losses of $19.5 million, or 1.34% of total loans at December 31, 2021, compared to $18.5 million, or 1.39% of total loans at December 31, 2020. Allowance for loan losses as a percentage of loans is lower in the current year primarily due to improvements in economic conditions, reduction in warehouse reserves, offset by increases in classified loans. During the year ended December 31, 2020, we had increases in provision for loan losses and the related allowance due to the COVID-19 pandemic. Included in total loans was $12.4 million and $41.8 million at December 31, 2021 and 2020, respectively, in PPP loans originated as part of the CARES Act that we believe have no credit risk due to a government guarantee, therefore, we have not provided for losses for these loans. Excluding these loans, the allowance for loan losses as a percentage of total loans was 1.35% and 1.43% as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, there was $253.8 million and $265.4 million, respectively, in outstanding mortgage warehouse loan balances. Loans in this segment are facility lines to non-bank mortgage origination companies for sale into secondary markets, which is typically within 15 days of loan closure. Due to their short-term nature, these loans are assessed at a lower credit risk and do not carry the same allocation as traditional loans. The allowance for loans losses as a percentage of non-performing loans was 674.14% as of December 31, 2021 compared to 341.72% as of December 31, 2020. Non-performing loans were $2.9 million, or 0.17% of total assets as of December 31, 2021 compared to $5.4 million, or 0.36% of total assets, as of December 31, 2020. As of December 31, 2021, the largest non-performing loan relationships consisted of two commercial relationship totaling $1.8 million. These loan relationships were evaluated for impairment and specific reserves of $1.6 million were allocated as of December 31, 2021.

Noninterest Income. Noninterest income information is as follows.

	Years Ended
	December 31,		Change
(Dollars in thousands)	2021	2020	Amount	Percent
Customer service fees on deposit accounts	$1,832	$1,331	$501	37.6%
Service charges and fees - other	2,003	1,322	681	51.5%
Bank owned life insurance	1,195	809	386	47.7%
Other income	136	81	55	67.9%
Total noninterest income	$5,166	$3,543	$1,623	45.8%

Customer service fees on deposit accounts increased $501,000, or 37.6%, primarily due to fees generated from cash vault services for our customers who operate Bitcoin ATMs, which totaled $274,000. In addition, 2021 fees reflect higher income compared to 2020 due to fees being waived for customers impacted by COVID-19. Other service charges and fees increased $681,000, or 51.5%, primarily due to increased late fee charges as well as income from loan prepayment penalties related to two commercial loan relationships. The increase in bank owned life insurance income of $386,000, or 47.7%, is primarily due to the receipt of a death benefit payout during the third quarter of 2021 as well as the purchase of additional insurance policies in the second quarter of 2020.

Noninterest Expense. Noninterest expense information is as follows.

	Years Ended
	December 31,		Change
(Dollars in thousands)	2021	2020	Amount	Percent
Salaries and employee benefits	$28,782	$23,175	$5,607	24.2%
Occupancy expense	1,687	1,684	3	0.2%
Equipment expense	514	577	(63)	(10.9)%
Deposit insurance	482	416	66	15.9%
Data processing	1,325	1,000	325	32.5%
Marketing expense	279	223	56	25.1%
Professional fees	2,083	1,868	215	11.5%
Directors' compensation	992	750	242	32.3%
Software amortization and implementation	1,014	959	55	5.7%
Write down of other assets and receivables	225	2,207	(1,982)	—%
Other	3,236	2,949	287	9.7%
Total noninterest expense	$40,619	$35,808	$4,811	13.4%

Salaries and employee benefits expense increased $5.6 million, or 24.2%, for the year ended December 31, 2021 from the year ended December 31, 2020 primarily due to stock-based compensation expense for new grants awarded and an increase in staff to support the development and implementation of new technologies and specialty lending products. Also included in salaries and employee benefit expense is a $984,000 expense relating to an agreement entered into on November 1, 2021 between the Bank and the President and Chief Lending Officer in connection with his retirement. Data processing fees increased $325,000 or 32.5%, primarily due to new contracts for deposit services. Directors’ compensation increased $242,000, or 32.3%, primarily due to increase stock-based compensation expense. The increase of $287,000, or 9.7%, in other expense was primarily due to increased costs related to third-party services for both marketing and information technology, as well as increased costs associated with conferences and training which were largely canceled during 2020 due to the COVID-19 pandemic. Professional fees increased $215,000, or 11.5%, primarily due to an increase in audit and compliance costs. These increases were offset by a decrease in write downs of other assets and receivables of $2.0 million. In the first quarter of 2020 a write-down of a notes receivable balance was completed after the Company evaluated the collectability and determined that $500,000 was uncollectible and in the third quarter of 2020 a write-down of an SBA receivable balance was completed after the Company evaluated the collectability and determined $1.3 million was uncollectible. In the fourth quarter of 2020 a write-down of other assets was also completed after the Company evaluated the collectability and determined $400,00 was impaired and uncollectible. The decrease in the write-downs was partially offset by a write-down of an SBA receivable in the third quarter of 2021 after the Company evaluated the collectability and determined $195,000 was uncollectible.

Income Tax Provision. We recorded a provision for income taxes of $6.0 million for the year ended December 31, 2021, reflecting an effective tax rate of 26.9%, compared to $4.6 million, or an effective tax rate of 27.8%, for the year ended December 31, 2020.

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

The following table presents the estimated changes in net interest income of BankProv, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning December 31, 2021 and 2020.

	At December 31,
	2021		2020
	Estimated		Estimated
	Net Interest Income		Net Interest Income
(Dollars in thousands)	Over Next 12 Months	Change	Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
200	$66,384	3.40%	$55,856	2.90%
0	64,190	—	54,301	—
-100	63,345	(1.30)	54,222	(0.10)

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

The following table presents the estimated changes in EVE of BankProv, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2021 and 2020.

	At December 31,
	2021		2020
	Economic		Economic
	Value of		Value of
(Dollars in thousands)	Equity	Change	Equity	Change
Changes in Interest Rates (Basis Points)
400	$372,659	13.00%	$270,977	13.00%
300	364,387	10.50	265,117	10.60
200	354,639	7.60	258,078	7.60
100	344,675	4.60	250,743	4.60
0	329,666	—	239,739	—
(100)	285,977	(13.30)	205,526	(14.30)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2021, cash and cash equivalents totaled $153.1 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $36.8 million at December 31, 2021. Warehouse loans that have a short-term duration also provide additional sources of liquidity. The balance that meets the definition of a liquid assets totaled $222.9 million as of December 31, 2021.

At December 31, 2021, we had a borrowing capacity of $141.3 million with the Federal Home Loan Bank of Boston, of which $13.5 million in advances were outstanding. At December 31, 2021, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $194.1 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2021 and 2020, we had $16.4 million and $31.9 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at December 31, 2021 and 2020, we had $307.5 million and $202.0 million in unadvanced funds to borrowers, respectively. We also had $1.3 and $1.7 million in outstanding letters of credit at December 31, 2021 and 2020, respectively.

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

Non-core deposits, or volatile deposits, are accounts where full banking services are not utilized or there is significant volatility expected. The Company has identified $44.0 million in volatile deposits as of December 31, 2021.

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

BankProv is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks, and the Federal Deposit Insurance Corporation. At December 31, 2021, BankProv exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Provident Bancorp, Inc. begin on page F-1 of this Annual Report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) was utilized. Based on this assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective at the reasonable assurance level.

The Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the Company’s status as a smaller reporting company.

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C.DISLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Code of Ethics for Senior Officers,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

A copy of the Code of Ethics is available to shareholders on the “Corporate Governance” portion of the Investor Relations’ section on the Company’s website at www.bankprov.com.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation,” and “Corporate Governance—Committees of the Board of Directors—Compensation Committee” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2021 is presented in Note 10 – Employee Benefits & Share-Based Compensation Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

	Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,558,963	$10.72	220,631
Equity compensation plans not approved by security holders	—	—	—
Total	1,558,963	$10.72	220,631

__________________

(1)    Reflects weighted average price of stock options only

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

(iv)        Consolidated Statements of Comprehensive Income

(v)         Consolidated Statements of Changes in Shareholders’ Equity

(vi)        Consolidated Statements of Cash Flows

(vii)       Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedules

None.

(a)(3)Exhibits

3.1

Articles of Organization of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

3.2

Bylaws of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

3.3

Amendment to Bylaws of Provident Bancorp, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-39090), filed with the Securities and Exchange Commission on March 29, 2021.

4.1

Form of Common Stock Certificate of Provident Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

4.2

Description of registrant’s securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Provident Bancorp, Inc. for the year ended December 31, 2019 (file no. 001-39090), filed by the Company under the Exchange Act on March 13, 2020)

10.1

Employment Agreement with David P. Mansfield † (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.2

Employment Agreement with Carol L. Houle † (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.3

Amended and Restated Supplemental Executive Retirement Agreement with David P. Mansfield † (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.4

Amended and Restated Supplemental Executive Retirement Agreement with Charles F. Withee † (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.5

Supplemental Executive Retirement Agreement with Carol L. Houle † (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.6

The Provident Bank Executive Annual Incentive Plan † (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.7

The Provident Bank 2005 Amended and Restated Long-Term Incentive Plan † (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.8

Provident Bancorp, Inc. 2016 Equity Incentive Plan† (incorporated by reference to Appendix A to the definitive proxy statement for the Special Meeting of Shareholders of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on August 9, 2016)

10.9

Form of Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)

10.10

Form of Non-Statutory Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)

10.11

Form of Restricted Stock Award Agreement† (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)

10.12

First Amendment to Employment Agreement with David P. Mansfield† (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on December 26, 2018)

10.13

First Amendment to Employment Agreement with Carol L. Houle† (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on December 26, 2018)

10.14

Provident Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Shareholders of Provident Bancorp, Inc. (file no. 001-39090), filed by the Company under the Exchange Act on October 19, 2020)

10.15

Amendment One to the Amended and Restated Supplemental Executive Retirement Agreement for David P. Mansfield† (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-39090), filed under the Exchange Act on December 23, 2020)

10.16

Amendment One to the Amended and Restated Supplemental Executive Retirement Agreement for Charles F. Withee† (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-39090), filed under the Exchange Act on December 23, 2020)

10.17

Deferred Cash Bonus Agreement with David P. Mansfield† (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-39090), filed under the Exchange Act on December 23, 2020)

10.18

Employment Agreement with Charles F. Withee† (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-39090), filed under the Exchange Act on December 23, 2020)

10.19

Form of Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-250886), filed with the Securities and Exchange Commission on November 23, 2020)

10.20

Form of Non-Qualified Stock Options Award Agreement† (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-250886), filed with the Securities and Exchange Commission on November 23, 2020)

10.21

Form of Restricted Stock Award Agreement† (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-250886), filed with the Securities and Exchange Commission on November 23, 2020)

10.22

Resignation, Separation Agreement and Full and Final Release of Claims with Charles F. Withee† (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-39090), filed under the Exchange Act on November 4, 2021)

10.23	Employment Agreement with Joseph Mancini†
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
101

The following financial statements from Provident Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 24, 2022, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

_________________

 † Compensatory arrangements.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: March 24, 2022	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David P. Mansfield David P. Mansfield	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2022

/s/ Carol L. Houle Carol L. Houle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2022

/s/ Frank G. Cousins, Jr. Frank G. Cousins, Jr.	Director	March 24, 2022

/s/ James A. DeLeo James A. DeLeo	Director	March 24, 2022

/s/ Lisa B. DeStefano Lisa B. DeStefano	Director	March 24, 2022

/s/ Jay E. Gould Jay E. Gould	Director	March 24, 2022

/s/ Laurie H. Knapp Laurie H. Knapp	Director	March 24, 2022

/s/ Barbara A. Piette Barbara A. Piette	Director	March 24, 2022

/s/ Joseph B. Reilly Joseph B. Reilly	Director	March 24, 2022

/s/ Arthur W. Sullivan Arthur W. Sullivan	Director	March 24, 2022

/s/ Kathleen Chase Curran Kathleen Chase Curran	Director	March 24, 2022

/s/ Mohammad Shaikh Mohammad Shaikh	Director	March 24, 2022

PROVIDENT BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Provident Bancorp, Inc. and Subsidiary

Amesbury, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Provident Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses is a valuation allowance for probable incurred credit losses as described in the notes to the consolidated financial statements. Refer to Note 2 –Accounting Policies for the Company’s accounting policy related to the allowance for loan losses and Note 5 – Loans for the Company’s disclosures related to loans and the associated allowance for loan losses. The Company has identified the allowance for loan losses as a critical accounting estimate. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by all loan segments.

The determination of the qualitative factors is subjective and subject to measurement uncertainty. We considered auditing the qualitative factors of the allowance for loan losses to be a critical audit matter due to the high degree of auditor effort and judgment involved in evaluating management’s judgments applied in the determination of qualitative factors.

The primary procedures we performed to address this critical audit matter included:

•Substantively testing management’s process to estimate the qualitative factors of the allowance for loan losses including testing:

oThe relevance and reliability of the data utilized in the determination of the qualitative factors.

oThe mathematical accuracy of the allowance for loan loss calculation, including the qualitative factors.

oThe reasonableness of management’s judgments and significant assumptions used in the development of the qualitative factors.

We have served as the Company's auditor since 2020.

/s/ Crowe LLP

Boston, Massachusetts

March 24, 2022

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(In thousands)	2021	2020
Assets
Cash and due from banks	$22,470	$11,830
Short-term investments	130,645	71,989
Cash and cash equivalents	153,115	83,819
Debt securities available-for-sale (at fair value)	36,837	32,215
Federal Home Loan Bank stock, at cost	785	895
Loans held for sale	22,846	—
Loans, net of allowance for loan losses of $19,496 and $18,518 as of
December 31, 2021 and 2020, respectively	1,433,803	1,314,810
Bank owned life insurance	42,569	36,684
Premises and equipment, net	14,258	14,716
Accrued interest receivable	5,703	6,371
Right-of-use assets	4,102	4,258
Other assets	15,265	12,013
Total assets	$1,729,283	$1,505,781
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$626,587	$383,079
Interest-bearing	833,308	854,349
Total deposits	1,459,895	1,237,428
Long-term borrowings	13,500	13,500
Operating lease liabilities	4,387	4,488
Other liabilities	17,719	14,509
Total liabilities	1,495,501	1,269,925
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
17,854,649 and 19,047,544 shares issued and outstanding
at December 31, 2021 and 2020, respectively	179	191
Additional paid in capital	123,498	139,450
Retained earnings	118,087	104,508
Accumulated other comprehensive income	649	1,058
Unearned compensation - ESOP	(8,631)	(9,351)
Total shareholders' equity	233,782	235,856
Total liabilities and shareholders' equity	$1,729,283	$1,505,781

___________________

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2021 and 2020

(In thousands)	2021	2020
Interest and dividend income:
Interest and fees on loans	$63,873	$59,391
Interest and dividends on debt securities available-for-sale	722	913
Interest on short-term investments	208	99
Total interest and dividend income	64,803	60,403
Interest expense:
Interest on deposits	3,085	5,203
Interest on borrowings	285	728
Total interest expense	3,370	5,931
Net interest and dividend income	61,433	54,472
Provision for loan losses	3,887	5,597
Net interest and dividend income after provision for loan losses	57,546	48,875
Noninterest income:
Customer service fees on deposit accounts	1,832	1,331
Service charges and fees - other	2,003	1,322
Bank owned life insurance	1,195	809
Other income	136	81
Total noninterest income	5,166	3,543
Noninterest expense:
Salaries and employee benefits	28,782	23,175
Occupancy expense	1,687	1,684
Equipment expense	514	577
Deposit insurance	482	416
Data processing	1,325	1,000
Marketing expense	279	223
Professional fees	2,083	1,868
Directors' compensation	992	750
Software depreciation and implementation	1,014	959
Write down of other assets and receivables	225	2,207
Other	3,236	2,949
Total noninterest expense	40,619	35,808
Income before income tax expense	22,093	16,610
Income tax expense	5,954	4,625
Net income	$16,139	$11,985
Earnings per share:
Basic	$0.96	$0.66
Diluted	$0.93	$0.66
Weighted Average Shares:
Basic	16,772,628	18,090,229
Diluted	17,302,007	18,131,025

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2021 and 2020

(In thousands)	2021	2020
Net income	$16,139	$11,985
Other comprehensive income:
Unrealized holding (loss) gain on available-for-sale securities	(548)	805
Unrealized (loss) gain	(548)	805
Income tax effect	139	(205)
Other comprehensive (loss) income, net of tax	(409)	600
Total comprehensive income	$15,730	$12,585

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2021 and 2020

					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Income	ESOP	Total
Balance, December 31, 2019	19,473,818	$195	$146,174	$94,159	$458	$(10,053)	$230,933
Net income	—	—	—	11,985	—	—	11,985
Dividends declared ($0.09 per share)	—	—	—	(1,636)	—	—	(1,636)
Other comprehensive income	—	—	—	—	600	—	600
Stock-based compensation expense	—	—	1,089	—	—	—	1,089
Restricted stock award grants net of forfeitures	311,769	3	(3)	—	—	—	—
Repurchase of common stock	(724,741)	(7)	(7,818)	—		—	(7,825)
Shares surrendered related to tax withholdings on restricted stock awards	(13,302)	—	(131)	—	—	—	(131)
ESOP shares earned	—	—	139	—	—	702	841
Balance, December 31, 2020	19,047,544	191	139,450	104,508	1,058	(9,351)	235,856
Net income	—	—	—	16,139	—	—	16,139
Dividends declared ($0.15 per share)	—	—	—	(2,560)	—	—	(2,560)
Other comprehensive loss	—	—	—	—	(409)	—	(409)
Stock-based compensation expense	—	—	2,545	—	—	—	2,545
Restricted stock award grants net of forfeitures	21,320	—	—	—	—	—	—
Repurchase of common stock	(1,240,304)	(12)	(18,336)	—	—	—	(18,348)
Stock options exercised, net	58,392	—	(241)	—	—	—	(241)
Shares surrendered related to tax withholdings on restricted stock awards	(32,303)	—	(614)	—	—	—	(614)
ESOP shares earned	—	—	694	—	—	720	1,414
Balance, December 31, 2021	17,854,649	$179	$123,498	$118,087	$649	$(8,631)	$233,782

___________________

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021 and 2020

(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$16,139	$11,985
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	181	266
ESOP expense	1,414	841
Change in deferred loan fees, net	(123)	2,023
Provision for loan losses	3,887	5,597
Depreciation and amortization	1,026	1,091
Decrease (increase) in accrued interest receivable	668	(3,267)
Deferred tax benefit	(578)	(2,202)
Share-based compensation expense	2,545	1,089
Bank-owned life insurance income	(1,195)	(809)
Principal payments on operating lease liabilities	(101)	(82)
Increase in other assets	(2,760)	(785)
Increase in other liabilities	3,210	2,434
Net cash provided by operating activities	24,313	18,181
Cash flows from investing activities:
Purchases of debt securities available-for-sale	(13,626)	—
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	8,275	10,114
Redemption of Federal Home Loan Bank stock	110	521
Loan originations and purchases, net of paydowns	(145,603)	(296,472)
Cash paid for mortgage warehouse asset purchase, net	—	(66,962)
Additions to premises and equipment	(412)	(911)
Purchase of bank owned life insurance	(5,500)	(8,950)
Proceeds from distribution of bank owned life insurance	810	—
Write down of other assets and receivables	225	2,207
Net cash used in investing activities	(155,721)	(360,453)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31, 2021 and 2020

(In thousands)	2021	2020
Cash flows from financing activities:
Net increase in noninterest-bearing accounts	243,508	160,991
Net (decrease) increase in interest-bearing accounts	(21,041)	226,532
Cash dividends paid on common stock	(2,560)	(1,636)
Proceeds from exercise of stock options, net	(241)	—
Payments made on Federal Home Loan Bank long-term advances	—	(11,498)
Shares surrendered related to tax withholdings on restricted stock awards	(614)	(131)
Repurchase of common stock	(18,348)	(7,825)
Net cash provided by financing activities	200,704	366,433
Net increase in cash and cash equivalents	69,296	24,161
Cash and cash equivalents at beginning of year	83,819	59,658
Cash and cash equivalents at end of year	$153,115	$83,819
Supplemental disclosures:
Interest paid	$3,085	$5,932
Income taxes paid	8,379	6,264
Transfer from loans to loans held for sale	22,846	—
Recognition of right-of-use assets in premises and equipment	—	693
Recognition of operating lease liabilities	—	693
Reclassification of premises and equipment to other assets	—	3

___________________

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Provident Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in June 2019 to be the successor corporation to Provident Bancorp, Inc. (“Old Provident”), a Massachusetts corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Provident Bancorp (the “MHC”), the top tier mutual holding company of Old Provident. Old Provident was the former mid-tier holding company for The Provident Bank (“BankProv” or the “Bank”). Prior to completion of the Conversion, approximately 52% of the shares of common stock of Old Provident were owned by the MHC. In conjunction with the Conversion, the MHC was merged into the Company (and ceased to exist) and the Company became its successor under the name Provident Bancorp, Inc. The Conversion was completed on October 16, 2019. The Company raised gross proceeds of $102.1 million by selling 10,212,397 shares of common stock at $10.00 per share in the second-step stock offering. The Company utilized $8.2 million of the proceeds to lend to its Employee Stock Ownership Plan (the “ESOP”) for the acquisition of an additional 816,992 shares at $10.00 per share. Expenses incurred related to the offering were $2.4 million, and were recorded against offering proceeds. The Company invested $45.8 million of the net proceeds it received from the sale into the Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Old Provident common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.0212 shares of Company common stock. A total of 19,484,343 shares of common stock were outstanding following the completion of the stock offering.

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

Significant Concentrations of Credit Risk

The primary lending area for the includes Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire, which are part of, and bedroom communities to, the technology corridor between Boston, Massachusetts and Concord, New Hampshire. In 2018, the Bank started offering its enterprise value loan product nationally. In 2020, the Bank purchased a warehouse lending business located in Ponte Vedra, Florida that targets national credit worthy, small to mid-cap non-bank mortgage origination companies for facility lines. The primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, and Rockingham County and Hillsborough County, New Hampshire. The Company believes that it does not have any significant loan concentrations or investment securities in any one industry or with any customer.

Reclassification

Certain amounts in the prior year have been reclassified to be consistent with the current year's consolidated financial statement presentation, and the reclassifications had no effect on the net income reported in the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents include cash, and deposits with other financial institutions with maturities fewer than 90 days. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits in other financial institutions.

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

Loans Held for Sale

Loans originated and intended for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. As of December 31, 2021, we transferred our salable residential real estate loan portfolio to held for sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash. Residential real estate loans are generally placed on non-accrual status when reaching 90 days past due. Past due status is based on the contractual terms of the loan. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on non-accrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally six months. Interest income received on non-accrual loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by all loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. The historical loss factors are adjusted for the following qualitative factors: levels/trends in delinquencies and non-accruals, economic conditions, portfolio trends, portfolio concentrations, loan grading and management’s discretion. The determination of qualitative factors involves significant judgment.

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

Commercial: Loans in this segment are made to businesses and are generally secured by assets of the business. Also included in this segment are loans to digital asset customers which are secured by digital mining asset equipment or by the United States dollar (“USD) value of the digital currency. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Residential real estate: The Company generally does not originate loans with a loan-to-value ratio greater than 80% and does not grant subprime loans. Loans with loan to value ratios greater than 80% require the purchase of private mortgage insurance. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. In December 2021, we transferred the salable loans in this portfolio to held for sale.

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

Mortgage warehouse: Loans in this segment are primarily facility lines to non-bank mortgage origination companies. The underlying collateral of these loans are residential real estate loans. Loans are originated by the mortgage companies for sale into secondary markets, which is typically within 15 days of the loan funding. The primary source of repayment is the cash flow upon the sale of the loans. The credit risk associated with this type of lending is the risk that the mortgage companies are unable to sell the loans.

An unallocated component can be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on debt securities available-for-sale which are also recognized as separate components of equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The U.S. government and regulatory agencies have taken several actions to provide support to the U.S. economy. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 as a $2 trillion legislative package. The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also included extensive emergency funding for hospitals and providers. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act, as well as other recent legislative and regulatory relief efforts, have had a material impact on the Company’s operations. Also, the actions of the Board of Governors of the Federal Reserve System (the “FRB”) to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect the Company’s net interest income, margins, and profitability.

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

Allowance for loan losses

Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for credit losses, which could cause the provision for loan losses to increase. It also is possible that asset quality could worsen, expenses associated with collection efforts could increase and loan charge-offs could increase. The Company participated in the both rounds of the Small Business Administration’s (“SBA’s”) Paycheck Protection Program (“PPP”), providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government; if that should change, the Company could be required to increase its allowance for loan losses through an additional provision for loan losses charged to earnings.

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

NOTE 4 — Debt SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2021 and 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
December 31, 2021
State and municipal	$12,002	$625	$36	$12,591
Asset-backed securities	8,141	118	4	8,255
Government mortgage-backed securities	15,842	208	59	15,991
Total debt securities available-for-sale	$35,985	$951	$99	$36,837
December 31, 2020
State and municipal	$10,211	$683	$—	$10,894
Asset-backed securities	4,432	278	—	4,710
Government mortgage-backed securities	16,172	449	10	16,611
Total debt securities available-for-sale	$30,815	$1,410	$10	$32,215

The scheduled maturities of debt securities were as follows at December 31, 2021. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$582	$611
Due after five years through ten years	598	602
Due after ten years	10,822	11,378
Government mortgage-backed securities	15,842	15,991
Asset-backed securities	8,141	8,255
	$35,985	$36,837

There were no realized gains or losses on sales and calls during the year ended December 31, 2021 or 2020.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of equity at December 31, 2021 or 2020.

Securities with carrying amounts of $14.4 million and $21.3 million were pledged to secure available borrowings with the Federal Home Loan Bank at December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, the Company’ security portfolio consisted of 57 securities, six of which were in an unrealized loss position.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows at December 31, 2021 and 2020:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2021
Temporarily impaired securities:
State and municipal	$2,950	$36	$—	$—	$2,950	$36
Asset-backed securities	4,797	4	—	—	4,797	4
Government mortgage-backed securities	5,022	54	113	5	5,135	59
Total temporarily impaired debt securities	$12,769	$94	$113	$5	$12,882	$99
December 31, 2020
Temporarily impaired securities:
Government mortgage-backed securities	$—	$—	$817	$10	$817	$10
Total temporarily impaired debt securities	$—	$—	$817	$10	$817	$10

State and municipal, asset-backed and government mortgage-backed securities: The gross unrealized losses on securities were primarily attributable to relative changes in interest rates since the time of purchase. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LOANS

Loans consisted of the following at December 31, 2021 and 2020:

(In thousands)	2021	2020
Commercial real estate	$432,275	$438,949
Commercial (1)(2)	726,241	565,976
Residential real estate	812	32,785
Construction and land development	42,800	28,927
Consumer	1,519	5,547
Mortgage warehouse	253,764	265,379
	1,457,411	1,337,563
Allowance for loan losses	(19,496)	(18,518)
Deferred loan fees, net (3)	(4,112)	(4,235)
Net loans	$1,433,803	$1,314,810

(1) Includes $12.4 million and $41.8 million in PPP loans at December 31, 2021 and December 31, 2020, respectively.

(2) Includes $120.5 million and $15.0 million in digital asset loans at December 31, 2021 and December 31,2020, respectively.

(3) Includes $503,000 and $993,000 in deferred fees related to PPP loans at December 31, 2021 and December 31, 2020, respectively.

The following tables set forth information regarding the allowance for loans and gross impaired loans by portfolio segment as of and for the years ended December 31, 2021 and 2020:

				Construction
	Commercial		Residential	and Land		Mortgage
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Warehouse	Unallocated	Total
December 31, 2021
Allowance for loan losses:
Beginning balance	$6,095	$10,543	$184	$447	$586	$663	$—	$18,518
Charge-offs	(150)	(2,980)	—	—	(315)	—	—	(3,445)
Recoveries	92	368	2	—	74	—	—	536
Provision (credit)	(1,102)	5,564	(148)	32	(177)	(282)	—	3,887
Ending balance	$4,935	$13,495	$38	$479	$168	$381	$—	$19,496
Ending balance:
Individually evaluated
for impairment	$—	$1,616	$—	$—	$—	$—	$—	$1,616
Ending balance:
Collectively evaluated
for impairment	4,935	11,879	38	479	168	381	—	17,880
Total allowance for loan
losses ending balance	$4,935	$13,495	$38	$479	$168	$381	$—	$19,496
Loans (1):
Ending balance:
Individually evaluated
for impairment	$20,188	$3,929	$—	$—	$—	$—		$24,117
Ending balance:
Collectively evaluated
for impairment	412,087	722,312	812	42,800	1,519	253,764		1,433,294
Total loans ending balance	$432,275	$726,241	$812	$42,800	$1,519	$253,764		$1,457,411

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

At December 31, 2021 and 2020, loans with an aggregate principal balance of $194.1 million and $360.5 million, respectively, were pledged to secure possible borrowings from the Federal Reserve Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at December 31, 2021 and 2020:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Nonaccrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans
December 31, 2021
Commercial real estate	$—	$—	$—	$—	$432,275	$432,275	$—	$—
Commercial	13	111	1,860	1,984	724,257	726,241	—	2,080
Residential real estate	—	—	555	555	257	812	—	812
Construction and
land development	—	—	—	—	42,800	42,800	—	—
Consumer	15	11	—	26	1,493	1,519	—	—
Mortgage warehouse	—	—	—	—	253,764	253,764	—	—
Total	$28	$122	$2,415	$2,565	$1,454,846	$1,457,411	$—	$2,892
December 31, 2020
Commercial real estate	$—	$—	$—	$—	$438,949	$438,949	$—	$—
Commercial	4,358	—	291	4,649	561,327	565,976	—	4,198
Residential real estate	255	346	1,030	1,631	31,154	32,785	—	1,156
Construction and
land development	—	—	—	—	28,927	28,927	—	—
Consumer	61	21	64	146	5,401	5,547	—	65
Mortgage warehouse	—	—	—	—	265,379	265,379	—	—
Total	$4,674	$367	$1,385	$6,426	$1,331,137	$1,337,563	$—	$5,419

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s impaired loans by portfolio segment was as follows at December 31, 2021 and 2020:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2021
With no related allowance recorded:
Commercial real estate	$20,188	$20,339	$—	$20,282	$652
Commercial	2,015	2,205	—	2,068	183
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
Total impaired with no related allowance	$22,203	$22,544	$—	$22,350	$835
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial	1,914	3,086	1,616	2,576	4
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
Total impaired with an allowance recorded	$1,914	$3,086	$1,616	$2,576	$4
Total
Commercial real estate	$20,188	$20,339	$—	$20,282	$652
Commercial	3,929	5,291	1,616	4,644	187
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
Total impaired loans	$24,117	$25,630	$1,616	$24,926	$839

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2020
With no related allowance recorded:
Commercial real estate	$21,039	$21,312	$—	$21,356	$350
Commercial	434	441	—	476	19
Residential real estate	162	162	—	164	8
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage Warehouse	—	—	—	—	—
Total impaired with no related allowance	$21,635	$21,915	$—	$21,996	$377
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial	4,024	4,605	2,024	4,177	1
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage Warehouse	—	—	—	—	—
Total impaired with an allowance recorded	$4,024	$4,605	$2,024	$4,177	$1
Total
Commercial real estate	$21,039	$21,312	$—	$21,356	$350
Commercial	4,458	5,046	2,024	4,653	20
Residential real estate	162	162	—	164	8
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage Warehouse	—	—	—	—	—
Total impaired loans	$25,659	$26,520	$2,024	$26,173	$378

The following summarizes TDRs entered into during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021			2020
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial real estate	—	$—	$—	9	$18,811	$20,311
Commercial	3	1,868	1,868	1	81	81
	3	$1,868	$1,868	10	$18,892	$20,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2021, the Bank approved three TDRs, all related to one commercial relationship totaling $1.9 million. As of December 31, 2020, this relationship was deemed impaired, placed on non-accrual status and specific reserves of $1.8 million were allocated. A troubled debt restructuring was completed to provide the borrower with a three-month principal and interest deferral through April 2021; upon review in the second quarter an additional three-month principal and interest deferral was granted through August 2021. As of December 31, 2021, $1.6 million relating to this commercial relationship was charged-off. The remaining balance is on non-accrual status with specific reserves of $343,000.

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

Upon completion of the restructuring in the first quarter of 2020, the commercial relationship was placed on non-accrual status and after demonstrating the ability to pay the loan under the restructured terms, it was taken off non-accrual status in the fourth quarter of 2020 and specific reserves of $1.2 million were removed due to sufficient collateral. As of December 31, 2021, these loans were paying in accordance with the restructured terms and no new specific reserves have been attributed to the relationship.

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

The total recorded investment in TDRs was $22.7 million and $23.3 million at December 31, 2021 and 2020, respectively. At December 31, 2021, there were no commitments to lend additional funds to borrowers whose loans were modified in troubled debt restructurings.

Additionally, the Company has worked with borrowers impacted by COVID-19 and provided modifications to allow for deferral of interest or principal and interest payments on a case-by-case basis. These modifications are excluded from troubled debt restructuring classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators and will continue to be reported as current during the payment deferral period.

The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES Act or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. All loan modifications made pursuant to the CARES Act or interagency guidance that were in payment deferral have resumed repayment as of December 31, 2021. At December 31, 2020, loan modifications totaled approximately $44.0 million. There were eight commercial real estate loans that amounted to $12.4 million, 28 commercial and industrial loans that amounted to $22.4 million, and one residential mortgage loan that amounted to $177,000. There were no consumer loans that were in payment deferral at December 31, 2020 based on modifications made pursuant to the CARES Act or interagency guidance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consumer loans are not formally rated.

The following tables present the Company’s loans by portfolio segment as well as risk ratings at December 31, 2021 and 2020:

				Construction
	Commercial		Residential	and Land		Mortgage
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Warehouse	Total
December 31, 2021
Grade:
Pass	$383,460	$676,081	$—	$41,762	$—	$253,764	$1,355,067
Special mention	29,004	41,921	—	—	—	—	70,925
Substandard	19,811	7,677	812	1,038	—	—	29,338
Doubtful	—	562	—	—	—	—	562
Not formally rated	—	—	—	—	1,519	—	1,519
Total	$432,275	$726,241	$812	$42,800	$1,519	$253,764	$1,457,411
December 31, 2020
Grade:
Pass	$401,541	$538,449	$—	$28,927	$—	$265,379	$1,234,296
Special mention	17,702	13,625	—	—	—	—	31,327
Substandard	19,706	13,902	1,560	—	—	—	35,168
Not formally rated	—	—	31,225	—	5,547	—	36,772
Total	$438,949	$565,976	$32,785	$28,927	$5,547	$265,379	$1,337,563

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $23.7 million and $14.0 million at December 31, 2021 and 2020, respectively.

Certain directors and executive officers of the Company and companies in which they have significant ownership interests were customers of the Bank during 2021. The following is a summary of the loans to such persons and their companies at December 31, 2021 and 2020:

(In thousands)
Beginning balance, January 1, 2020	$3,705
Advances	12,329
Principal payments	(656)
Ending balance, December 31, 2020	$15,378
Beginning balance, January 1, 2021	$15,378
Advances	3,912
Principal payments	(1,251)
Ending balance, December 31, 2021	$18,039

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2021 and 2020:

(In thousands)	2021	2020
Land	$2,424	$2,424
Buildings and leasehold improvements	13,838	13,828
Furniture and equipment	5,705	5,308
Leasehold improvements	3,526	3,526
	25,493	25,086
Accumulated depreciation and amortization	(11,235)	(10,370)
Premises and equipment, net	$14,258	$14,716

Depreciation and amortization expense was $870,000 and $944,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE 7 — DEPOSITS

The following is a summary of deposit balances by type at December 31, 2021 and 2020:

(In thousands)	2021	2020
NOW and demand	$824,471	$554,095
Regular savings	155,267	151,341
Money market deposits	419,625	353,793
Total non-certificate accounts	1,399,363	1,059,229
Certificate accounts of $250,000 or more	5,078	5,167
Certificate accounts less than $250,000	55,454	173,032
Total certificate accounts	60,532	178,199
Total deposits	$1,459,895	$1,237,428

At December 31, 2021 and 2020, the aggregate amount of brokered certificates of deposit was $20.2 million and $114.1 million, respectively. Brokered certificates of deposit are not included in the totals for time deposits in denominations over $250,000 listed above.

At December 31, 2021, the scheduled maturities for certificate accounts for each of the following five years are as follows:

(In thousands)
2022	$51,134
2023	6,873
2024	1,106
2025	1,246
2026	173
Total	$60,532

Deposits from related parties held by the Company at December 31, 2021 and 2020 amounted to $14.6 million and $8.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — BORROWINGS

Advances consist of funds borrowed from the FHLB. Maturities of advances from the FHLB for years ending after December 31, 2021 and 2020 are summarized as follows:

(In thousands)	2021	2020
2023	$8,500	$8,500
2024	—	—
2025	5,000	5,000
Total	$13,500	$13,500

Borrowings from the FHLB, which aggregated $13.5 million at December 31, 2021 and 2020, respectively, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial loans and qualified mortgage-backed government securities. At December 31, 2021, the interest rates on FHLB advances ranged from 1.21% to 3.01%, and the weighted average interest rate on FHLB advances was 2.11%. At December 31, 2021, the Company had the ability to borrow $141.3 million from the FHLB.

NOTE 9 — INCOME TAXES

The components of income tax expense are as follows for the years ended December 31, 2021 and 2020:

(In thousands)	2021	2020
Current tax expense (benefit):
Federal	$4,715	$4,906
State	1,817	1,928
Net operating loss carryforward	—	(7)
	6,532	6,827
Deferred tax benefit:
Federal	(401)	(1,525)
State	(177)	(677)
	(578)	(2,202)
Income tax expense	$5,954	$4,625

The following is a summary of the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, 2021 and 2020:

	2021	2020
Federal income tax at statutory rate	21.0%	21.0%
Increase (decrease) in tax resulting from:
State tax, net of federal tax benefit	5.9	6.0
Tax exempt income and dividends received deduction	(0.3)	(0.4)
Other	0.3	1.2
Effective tax rate	26.9%	27.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s gross deferred tax assets and gross deferred tax liabilities at December 31, 2021 and 2020:

(In thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$5,403	$5,132
Employee benefit plans and share-based compensation plans	3,081	2,849
Deferred loan fees, net	1,140	1,174
Write down of other assets and receivables	111	111
Reserve for unfunded commitments	56	37
Other	467	344
Gross deferred tax assets	10,258	9,647
Deferred tax liabilities:
Depreciation	(37)	(5)
Prepaid expenses	(60)	(60)
Net unrealized holding gain on securities	(203)	(342)
Gross deferred tax liabilities	(300)	(407)
Net deferred tax asset	$9,958	$9,240

The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2021 or 2020.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2021 and 2020, there was no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2018 through December 31, 2020.

NOTE 10 — EMPLOYEE BENEFITS & Stock-BASED COMPENSATION PLANS

401(k) Plan

The Company sponsors a 401(k) plan. All employees are eligible to join the 401(k) plan. A Safe Harbor Plan was adopted by the Company effective January 1, 2007. Under the Safe Harbor Plan, the Company matches 100% of employee contributions up to 6% of compensation. In addition, the Company may make a discretionary contribution to the 401(k) plan determined on an annual basis. Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws. The expense recognized under the 401(k) plan was $955,000 and $781,000 for the years ended December 31, 2021 and 2020, respectively.

Supplemental Executive Retirement Plans

The Company has Supplemental Executive Retirement Agreements with certain executive officers. These agreements are designed to supplement the benefits available through the Company’s retirement plan. The liability for the retirement benefits amounted to $10.9 million and $9.1 million at December 31, 2021 and 2020, respectively, and is included in other liabilities. The expense recognized for these benefits was $1.8 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Old Provident established an ESOP to provide eligible employees the opportunity to own Old Provident stock. The plan is a tax-qualified plan for the benefit of all eligible Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 721,876 shares in Old Provident’s initial stock offering with the proceeds of a loan totaling $3.6 million. The loan was payable annually over 15 years at a rate per annum equal to the prime rate. In conjunction with the Conversion, the Company refinanced the original loan to the ESOP with an additional $8.2 million payable over 15 years at a rate per annum equal to the prime rate (3.25% as of December 31, 2021 and 2020) to acquire an additional 816,992 shares at $10.00 per share, representing 8% of the shares sold in the Company’s second-step offering. After the Conversion, the unallocated shares had an average price of $8.01 per share. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The number of shares committed to be released per year through 2033 is 89,758.

Shares held by the ESOP include the following:

	December 31, 2021	December 31, 2020
Allocated	372,014	282,256
Committed to be allocated	89,758	89,758
Unallocated	1,077,096	1,166,854
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $20.0 million at December 31, 2021.

Total compensation expense recognized for the years ended December 31, 2021 and 2020 was $1.4 million and $841,000 respectively.

Stock-Based Compensation Plan

The shareholders of the Company approved the Provident Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) on November 23, 2020, which is in addition to the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the "2016 Equity Plan"), (collectively called the “Equity Incentive Plans”). Under the Equity Incentive Plans the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Incentive Plans, with 902,344 and 1,021,239 shares reserved for options under the 2016 Equity Plan and 2020 Equity Plan, respectively. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 360,935 and 408,495 under the 2016 Equity Plan and 2020 Equity Plan, respectively. The value of restricted stock grants is based on the market price of the stock on grant date. Options and awards vest ratably over 3 to 5 years. The Company has elected to recognize forfeitures of awards as they occur.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2021	2020
Expected volatility	34.41%	34.63%
Expected life (years)	7.5	7.5
Expected dividend yield	1.07%	1.04%
Risk free interest rate	1.19%	0.66%
Fair value per option	$5.06	$3.79

A summary of the status of the Company’s stock option grants for the year ended December 31, 2021, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,644,731	$10.25
Granted	150,000	15.00
Forfeited	(96,700)	12.41
Exercised	(139,068)	8.61
Outstanding at December 31, 2021	1,558,963	$10.72	7.13	$12,290,000
Outstanding and expected to vest at December 31, 2021	1,558,963	$10.72	7.13	$12,290,000
Vested and Exercisable at December 31, 2021	826,484	$9.46	5.51	$7,558,000
Unrecognized compensation cost	$2,792,000
Weighted average remaining recognition period (years)	3.80

Total expense for the stock options was $1.1 million and $462,000 for the years ended December 31, 2021 and 2020, respectively. The intrinsic value of options exercised was $1.3 million for the year ended December 31, 2021. The tax benefit from option exercises was $288,000 for the year ended December 31, 2021. There were no exercises for the year ended December 31, 2020.

Restricted Stock

Shares issued upon the granting of restricted stock may come from authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will again be available for issuance under the Equity Plan. The fair market value of shares awarded, based on the market prices at the date of grant, is recognized as compensation expense over the applicable vesting period.

The following table presents the activity in unvested restricted stock awards under the Equity Plan for the year ended December 31, 2021:

		Weighted
	Number of	Average
	Shares	Grant Price
Unvested restricted stock awards at January 1, 2021	387,683	$11.10
Granted	60,000	15.00
Forfeited	(38,680)	12.41
Vested	(131,078)	10.28
Unvested restricted stock awards at December 31, 2021	277,925	$12.15
Unrecognized compensation cost	$3,202,000
Weighted average remaining recognition period (years)	3.81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total expense for the restricted stock awards was $1.4 million and $627,000 for the years ended December 31, 2021 and 2020, respectively. The tax benefit from restricted awards was $390,000 and $177,000 for the years ended December 31, 2021 and 2020.The total fair value of shares vested during the years ended December 31, 2021 and 2020 was $2.5 million and $631,000, respectively.

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

(Dollars in thousands)	2021	2020
Net income attributable to common shareholders	$16,139	$11,985
Average number of common shares outstanding	18,242,576	19,422,096
Less:
Average unallocated ESOP shares	(1,118,037)	(1,207,892)
Average unvested restricted stock	(351,911)	(123,975)
Average number of common shares outstanding to calculate basic earnings per common share	16,772,628	18,090,229
Effect of dilutive unvested restricted stock and stock option awards	529,379	40,796
Average number of common shares outstanding to calculate diluted earnings per common share	17,302,007	18,131,025
Earnings per common share:
Basic	$0.96	$0.66
Diluted	$0.93	$0.66

Stock options for 236,722 and 73,399 shares of common stock were not considered in computing diluted earnings per common share for 2021 and 2020, respectively, because they were antidilutive, meaning the exercise price for such options were higher than the average price for the Company for such period.

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of December 31, 2021 and 2020, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2021, the Bank exceeded the regulatory requirement for the capital conservation buffer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In2019, the federal banking agencies adopted a final rule to implement Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, effective January 1, 2020, establishing a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The CARES Act temporarily lowered the community bank leverage ratio to 8% through 2020. The CBLR requirement transitioned from 8% to 8.5% for the calendar year 2021 and will then transition to 9% beginning in 2022. As of December 31, 2021, the Bank has not opted into the CBLR framework.

The Bank’s actual capital amounts and ratios at December 31, 2021 and 2020 are summarized as follows:

						To Be Well
						Capitalized Under
	Actual		For Capital			Prompt Corrective
	Capital		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2021
Total Capital (to Risk Weighted Assets)	$221,865	14.18%	$125,177	>	8.0%	$156,472	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	202,369	12.93	93,883	>	6.0	125,177	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	202,369	12.93	70,412	>	4.5	101,706	>	6.5
Tier 1 Capital (to Average Assets)	202,369	12.07	67,072	>	4.0	83,840	>	5.0
December 31, 2020
Total Capital (to Risk Weighted Assets)	$199,377	14.60%	$109,273	>	8.0%	$136,591	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	182,286	13.35	81,955	>	6.0	109,273	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	182,286	13.35	61,466	>	4.5	88,784	>	6.5
Tier 1 Capital (to Average Assets)	182,286	12.37	58,926	>	4.0	73,658	>	5.0

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid in a year, without prior approval of regulatory agencies, to the net income of the Bank for the year plus the retained net income of the previous two years. As of December 31, 2021, 2020 and 2019, $16.1 million, $12.1 million and $10.7 million, respectively, of retained earnings was available to pay dividends

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In October 2020, the Company announced its plan to repurchase 1,000,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. The Company completed the repurchase of 1,000,000 shares of its common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock under this repurchase program in February 2021. In March 2021, the Company announced its plan to repurchase 1,400,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. As of December 31 2021, the Company had repurchased 1,240,304 shares of its outstanding common stock under these programs.

NOTE 13 — LEASES

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company’s balance sheet.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  The Company’s lease terms may include lease extension and termination options when it is reasonably certain that the Company will exercise the option.  The Company recognized right-of-use assets totaling $4.1 million and $4.3 million and operating lease liabilities totaling $4.4 million and $4.5 million at December 31, 2021 and December 31, 2020, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For the year ended December 31, 2021 and 2020, rent expense for the operating leases totaled $315,000 and $307,000, respectively.

The following table presents information regarding the Company’s operating leases:

	December 31,	December 31,
	2021	2020
Weighted-average discount rate	3.57%	3.54%
Range of lease expiration dates	1 - 14 years	2 - 15 years
Range of lease renewal options	5 - 20 years	5 - 20 years
Weighted-average remaining lease term	27.0 years	27.6 years

The following table presents the undiscounted annual lease payments under the terms of the Company's operating leases at December 31, 2021, including a reconciliation to the present value of operating lease liabilities recognized in the unaudited Consolidated Balance Sheets:

(In thousands)
2022	$261
2023	264
2024	270
2025	280
2026	291
Years thereafter	6,033
Total lease payments	7,399
Less imputed interest	(3,012)
Total lease liabilities	$4,387

NOTE 14 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Notional amounts of financial instruments with off-balance sheet credit risk are as follows at December 31, 2021 and 2020:

(In thousands)	2021	2020
Commitments to originate loans	$16,376	$31,920
Letters of credit	1,314	1,682
Unadvanced portions of loans	307,453	202,015
	$325,143	$235,617

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes assets measured at fair value on a recurring basis at December 31, 2021 and 2020:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2021
State and municipal	$12,591	$—	$12,591	$—
Asset-backed securities	8,255	—	8,255	—
Mortgage-backed securities	15,991	—	15,991	—
Totals	$36,837	$—	$36,837	$—
December 31, 2020
State and municipal	$10,894	$—	$10,894	$—
Asset-backed securities	4,710	—	4,710	—
Mortgage-backed securities	16,611	—	16,611	—
Totals	$32,215	$—	$32,215	$—

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

The following summarizes assets measured at fair value on a nonrecurring basis at December 31, 2021 and 2020:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2021
Impaired loans
Commercial	$361	$—	$—	$361
Totals	$361	$—	$—	$361

December 31, 2020
Impaired loans
Commercial	$2,000	$—	$—	$2,000
Totals	$2,000	$—	$—	$2,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2021 and 2020:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2021
Impaired loans
Commercial	$361	Business valuation	Comparable company evaluations	0% - 24%

December 31, 2020
Impaired loans
Commercial	$2,000	Business valuation	Comparable company evaluations	—

At December 31, 2021, the carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $3.2 million, net of specific reserves of $1.6 million and charge offs of $1.2 million. At December 31, 2020, the carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $4.0 million, net of specific reserves of $2.0 million.

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at December 31, 2021 and 2020:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2021
Financial assets:
Cash and cash equivalents	$153,115	$153,115	$—	$—	$153,115
Debt securities available-for-sale	36,837	—	36,837	—	36,837
Federal Home Loan Bank of Boston stock	785	N/A	N/A	N/A	N/A
Loans and loans held for sale, net	1,456,649	—	—	1,468,013	1,468,013
Accrued interest receivable	5,703	—	5,703	—	5,703
Financial liabilities:
Deposits	1,459,895	—	1,459,841	—	1,459,841
Borrowings	13,500	—	13,698	—	13,698
December 31, 2020
Financial assets:
Cash and cash equivalents	$83,819	$83,819	$—	$—	$83,819
Debt securities available-for-sale	32,215	—	32,215	—	32,215
Federal Home Loan Bank of Boston stock	895	N/A	N/A	N/A	N/A
Loans, net	1,314,810	—	—	1,321,143	1,321,143
Accrued interest receivable	6,371	—	6,371	—	6,371
Financial liabilities:
Deposits	1,237,428	—	1,237,867	—	1,237,867
Borrowings	13,500	—	14,016	—	14,016

The carrying amounts of financial instruments shown above are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — CONDENSED FINANCIAL STATEMENTS OF PARENT ONLY

Financial information pertaining only to Provident Bancorp, Inc. is as follows:

Provident Bancorp, Inc. - Parent Only Balance Sheet
(In thousands)	2021	2020
Assets
Cash and due from banks	$21,747	$42,850
Investment in common stock of The Provident Bank	203,018	183,343
Other assets	9,215	9,821
Total assets	$233,980	$236,014
Liabilities and Shareholders' Equity
Other liabilities	$198	$158
Shareholders' equity	233,782	235,856
Total liabilities and shareholders' equity	$233,980	$236,014

	Years Ended
Provident Bancorp, Inc. - Parent Only Income Statement	December 31,
(In thousands)	2021	2020
Total income	$137	$371
Operating expenses	117	494
Income before income taxes and equity in undistributed net income of The Provident Bank	20	(123)
Applicable income tax (benefit) provision	6	(34)
Income before equity in income of subsidiaries	14	(89)
Equity in undistributed net income of The Provident Bank	16,125	12,074
Net income	$16,139	$11,985

	Twelve Months Ended
Provident Bancorp, Inc. - Parent Only Statement of Cash Flows	December 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$16,139	$11,985
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(16,125)	(12,074)
Deferred tax benefit	—	111
Decrease in other assets	606	704
Increase in other liabilities	40	82
Net cash provided by operating activities	660	808
Cash flows from financing activities:
Cash dividends paid on common stock	(2,560)	(1,636)
Proceeds from exercise of stock options, net	(241)	—
Shares surrendered related to tax withholdings on restricted stock awards	(614)	(131)
Purchase of common stock	(18,348)	(7,825)
Net cash used in financing activities	(21,763)	(9,592)
Net increase in cash and cash equivalents	(21,103)	(8,784)
Cash and cash equivalents at beginning of year	42,850	51,634
Cash and cash equivalents at end of year	$21,747	$42,850

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(In thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Interest and dividend income	$15,889	$14,089	$15,513	$14,654	$16,336	$15,178	$17,065	$16,482
Interest expense	981	2,017	910	1,619	832	1,183	647	1,112
Net interest and dividend income	14,908	12,072	14,603	13,035	15,504	13,995	16,418	15,370
Provision for loan losses	753	3,099	1,669	872	232	760	1,233	866
Total noninterest income	1,018	1,010	1,103	704	1,823	911	1,222	918
Total noninterest expense	9,213	8,306	9,528	8,361	10,068	9,686	11,810	9,455
Income tax expense	1,663	446	1,343	1,256	1,940	1,258	1,008	1,665
Net income	$4,297	$1,231	$3,166	$3,250	$5,087	$3,202	$3,589	$4,302
Earnings per share:
Basic	$0.24	$0.06	$0.19	$0.18	$0.31	$0.18	$0.22	$0.24
Diluted	$0.24	$0.06	$0.18	$0.18	$0.30	$0.18	$0.21	$0.24
Weighted Average Shares:
Basic	17,263,759	18,115,970	16,778,698	18,150,106	16,637,852	18,185,995	16,481,684	17,912,975
Diluted	17,558,160	18,261,282	17,338,662	18,179,858	17,235,852	18,222,766	17,180,466	18,007,580