Form 10-Q
period 2022-03-31
Provident Bancorp, Inc. /MD/
filed 2022-05-12
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 17,811,377 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.Financial Information

Item 1.Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
	2022	2021
(Dollars in thousands)	(unaudited)
Assets
Cash and due from banks	$24,694	$22,470
Short-term investments	191,382	130,645
Cash and cash equivalents	216,076	153,115
Debt securities available-for-sale (at fair value)	33,740	36,837
Federal Home Loan Bank stock, at cost	785	785
Loans held for sale	21,508	22,846
Loans, net of allowance for loan losses of $19,296 and $19,496 as of
March 31, 2022 and December 31, 2021, respectively	1,437,429	1,433,803
Bank owned life insurance	42,825	42,569
Premises and equipment, net	14,062	14,258
Accrued interest receivable	6,400	5,703
Right-of-use assets	4,062	4,102
Other assets	15,123	15,265
Total assets	$1,792,010	$1,729,283

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$747,194	$626,587
Interest-bearing	775,075	833,308
Total deposits	1,522,269	1,459,895
Long-term borrowings	13,500	13,500
Operating lease liabilities	4,361	4,387
Other liabilities	15,335	17,719
Total liabilities	1,555,465	1,495,501
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
17,796,542 and 17,854,649 shares issued and outstanding
at March 31, 2022 and December 31, 2021, respectively	178	179
Additional paid-in capital	122,504	123,498
Retained earnings	122,939	118,087
Accumulated other comprehensive (loss) income	(625)	649
Unearned compensation - ESOP	(8,451)	(8,631)
Total shareholders' equity	236,545	233,782
Total liabilities and shareholders' equity	$1,792,010	$1,729,283

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2022	2021
(Dollars in thousands, except per share data)	(unaudited)
Interest and dividend income:
Interest and fees on loans	$18,212	$15,697
Interest and dividends on debt securities available-for-sale	179	169
Interest on short-term investments	59	23
Total interest and dividend income	18,450	15,889
Interest expense:
Interest on deposits	455	911
Interest on borrowings	70	70
Total interest expense	525	981
Net interest and dividend income	17,925	14,908
Provision for loan losses	83	753
Net interest and dividend income after provision for loan losses	17,842	14,155
Noninterest income:
Customer service fees on deposit accounts	581	379
Service charges and fees - other	376	350
Bank owned life insurance income	256	219
Other income	107	70
Total noninterest income	1,320	1,018
Noninterest expense:
Salaries and employee benefits	7,189	6,477
Occupancy expense	439	412
Equipment expense	138	122
Deposit insurance	151	106
Data processing	335	321
Marketing expense	127	37
Professional fees	728	431
Directors' compensation	254	254
Software depreciation and implementation	294	246
Write down of other assets and receivables	395	—
Insurance expense	447	34
Other	914	773
Total noninterest expense	11,411	9,213
Income before income tax expense	7,751	5,960
Income tax expense	2,226	1,663
Net income	$5,525	$4,297
Earnings per share:
Basic	$0.33	$0.25
Diluted	$0.32	$0.24
Weighted Average Shares:
Basic	16,517,952	17,263,759
Diluted	17,028,057	17,558,160

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
(In thousands)
Net income	$5,525	$4,297
Other comprehensive income:
Unrealized holding losses arising during the period on debt securities available-for-sale	(1,661)	(244)
Unrealized loss	(1,661)	(244)
Income tax effect	387	59
Total other comprehensive loss	(1,274)	(185)
Comprehensive income	$4,251	$4,112

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended March 31, 2022 and 2021
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, December 31, 2021	17,854,649	$179	$123,498	$118,087	$649	$(8,631)	$233,782
Net income	—	—	—	5,525	—	—	5,525
Dividends declared ($0.04 per share)	—	—	—	(673)	—	—	(673)
Other comprehensive loss	—	—	—	—	(1,274)	—	(1,274)
Stock-based compensation expense, net of forfeitures	—	—	445	—	—	—	445
Restricted stock award grants, net of forfeitures	20,420	—	—	—	—	—	—
Repurchase of common stock	(95,229)	(1)	(1,522)	—	—	—	(1,523)
Shares surrendered related to tax withholdings on restricted stock awards	(202)	—	(4)	—	—	—	(4)
Stock options exercised, net	16,904	—	(116)	—	—	—	(116)
ESOP shares earned	—	—	203	—	—	180	383
Balance, March 31, 2022	17,796,542	$178	$122,504	$122,939	$(625)	$(8,451)	$236,545

Balance, December 31, 2020	19,047,544	$191	$139,450	$104,508	$1,058	$(9,351)	$235,856
Net income	—	—	—	4,297	—	—	4,297
Dividends declared ($0.03 per share)	—	—	—	(532)	—	—	(532)
Other comprehensive loss	—	—	—	—	(185)	—	(185)
Stock-based compensation expense, net of forfeitures	—	—	604	—	—	—	604
Repurchase of common stock	(473,215)	(5)	(6,177)	—	—	—	(6,182)
Shares surrendered related to tax withholdings on restricted stock awards	(202)	—	(2)	—	—	—	(2)
ESOP shares earned	—	—	106	—	—	180	286
Balance, March 31, 2021	18,574,127	$186	$133,981	$108,273	$873	$(9,171)	$234,142

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$5,525	$4,297
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	57	51
ESOP expense	383	286
Change in deferred loan fees, net	(1,227)	864
Provision for loan losses	83	753
Depreciation and amortization	270	252
Increase in accrued interest receivable	(697)	(85)
Deferred tax expense (benefit)	546	(634)
Share-based compensation expense	445	604
Bank-owned life insurance income	(256)	(219)
Principal repayments of operating lease obligations	(26)	(25)
Net increase in other assets	(412)	(419)
Net (decrease) increase in other liabilities	(2,384)	54
Net cash provided by operating activities	2,307	5,779

Cash flows from investing activities:
Purchases of debt securities available-for-sale	—	(5,038)
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	1,379	2,329
Loan originations and purchases, net of paydowns	(2,482)	5,057
Proceeds from principal repayments on loans held for sale	1,338	—
Additions to premises and equipment	(34)	(153)
Write down of other assets and receivables	395	—
Net cash provided by investing activities	596	2,195

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Cash flows from financing activities:
Net increase in noninterest-bearing accounts	120,607	47,949
Net decrease in interest-bearing accounts	(58,233)	(153)
Cash dividends paid on common stock	(673)	(532)
Proceeds from exercise of stock options, net	(116)	—
Shares surrendered related to tax withholdings on restricted stock awards	(4)	(2)
Repurchase of common stock	(1,523)	(6,182)
Net cash provided by financing activities	60,058	41,080
Net increase in cash and cash equivalents	62,961	49,054
Cash and cash equivalents at beginning of period	153,115	83,819
Cash and cash equivalents at end of period	$216,076	$132,873

Supplemental disclosures:
Interest paid	$455	$981
Income taxes paid	372	423

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Maryland corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2021 have been reclassified to be consistent with the 2022 consolidated financial statement presentation and had no effect on the net income reported in the consolidated statements of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022.

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

(2)    Corporate Structure

The Company is a Maryland corporation whose primary purpose is to act as the holding company for the Bank. The Bank, headquartered in Amesbury, Massachusetts, operates its business from seven banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Bedford, and Seabrook, New Hampshire. The Bank also has two loan production offices in Boston, Massachusetts and Ponte Vedra, Florida. Our primary deposit products are checking, savings, and term certificate accounts and our primary lending products are commercial mortgages, commercial and mortgage warehouse loans. BankProv is also a commercial bank for corporate clients, specializing in offering adaptive and technology-first banking solutions to niche markets, including digital asset, renewable energy, fin-tech and search fund lending.

(3)    Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace the current “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. In October 2019, FASB approved a delay in the implementation until January 2023 for smaller reporting companies as defined by the SEC. The amendments in this update will be effective for the Company on January 1, 2023. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326) – Trouble Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on trouble debt restructurings (“TDRs”) for creditors in Accounting Standards Codification (“ASC”) 310-40 and amends the guidance on “vintage disclosures” to require disclosures of current-period gross write-offs by year of origination. The ASC also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing’s and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for reporting periods beginning after December 14, 2022, with early adoption permitted. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.

In March 2022, the SEC released Staff Accounting Bulletin No. 121 (“SAB 121”), which provides interpretive guidance regarding accounting for obligations to safeguard crypto-assets an entity holds for its platform users. The interpretive guidance requires an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets held for its platform users, along with a corresponding asset, both of which are measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding assets and may require other information about risks and uncertainties arising from the entity’s safeguarding activities. SAB 121 is effective no later than the first interim or annual period ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year. The Company is evaluating the impact that SAB 121 will have on its financial statements and disclosures.

(4)    Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at March 31, 2022 and December 31, 2021:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
March 31, 2022
State and municipal securities	$11,975	$207	$287	$11,895
Asset-backed securities	7,916	—	340	7,576
Government mortgage-backed securities	14,658	23	412	14,269
Total debt securities available-for-sale	$34,549	$230	$1,039	$33,740
December 31, 2021
State and municipal securities	$12,002	$625	$36	$12,591
Asset-backed securities	8,141	118	4	8,255
Government mortgage-backed securities	15,842	208	59	15,991
Total debt securities available-for-sale	$35,985	$951	$99	$36,837

The scheduled maturities of debt securities at March 31, 2022 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$579	$586
Due after five years through ten years	1,171	1,190
Due after ten years	10,225	10,119
Government mortgage-backed securities	14,658	14,269
Asset-backed securities	7,916	7,576
	$34,549	$33,740

There were no realized gains or losses on sales and calls during the three months ended March 31, 2022 or March 31, 2021.

Securities with carrying amounts of $12.9 million and $14.4 million were pledged to secure available borrowings with the Federal Home Loan Bank at March 31, 2022 and December 31, 2021, respectively.

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

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at March 31, 2022 and December 31, 2021:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2022
Temporarily impaired securities:
State and municipal	$2,688	$287	$—	$—	$2,688	$287
Asset-backed securities	7,576	340	—	—	7,576	340
Government mortgage-backed securities	9,847	405	95	7	9,942	412
Total temporarily impaired debt securities	$20,111	$1,032	$95	$7	$20,206	$1,039

December 31, 2021
Temporarily impaired securities:
State and municipal	$2,950	$36	$—	$—	$2,950	$36
Asset-backed securities	4,797	4	—	—	4,797	4
Government mortgage-backed securities	5,022	54	113	5	5,135	59
Total temporarily impaired debt securities	$12,769	$94	$113	$5	$12,882	$99

The gross unrealized losses were primarily attributable to changes in interest rates since the time of purchase. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired March 31, 2022.

(5)    Loans

A summary of loans is as follows:

	At	At
	March 31,	December 31,
(In thousands)	2022	2021
Commercial real estate	$429,842	$432,275
Commercial (1)(2)	753,276	726,241
Residential real estate	403	812
Construction and land development	51,474	42,800
Consumer	1,022	1,519
Mortgage warehouse	223,593	253,764
	1,459,610	1,457,411
Allowance for loan losses	(19,296)	(19,496)
Deferred loan fees, net	(2,885)	(4,112)
Net loans	$1,437,429	$1,433,803

(1)Includes $111.9 million and $120.5 million in digital asset loans at March 31, 2022 and December 31, 2021, respectively.

(2)Includes $2.1 million and $12.4 million in PPP loans at March 31, 2022 and December 31, 2021, respectively.

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
Allowance for loan losses:

Balance at December 31, 2021	$4,935	$13,495	$38	$479	$168	$381	$19,496
Charge-offs	—	(351)	—	—	(28)	—	(379)
Recoveries	—	88	—	—	8	—	96
Provision (credit)	57	35	(24)	86	(25)	(46)	83
Balance at March 31, 2022	$4,992	$13,267	$14	$565	$123	$335	$19,296

Balance at December 31, 2020	$6,095	$10,543	$184	$447	$586	$663	$18,518
Charge-offs	(150)	(43)	—	—	(156)	—	(349)
Recoveries	81	—	—	—	29	—	110
Provision (credit)	76	1,012	(29)	5	(14)	(297)	753
Balance at March 31, 2021	$6,102	$11,512	$155	$452	$445	$366	$19,032

The following table sets forth information regarding the allowance for loan losses and related loan balances by portfolio segment at March 31, 2022 and December 31, 2021:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
March 31, 2022
Allowance for loan losses:
Ending balance:
Individually evaluated
for impairment	$—	$1,256	$—	$—	$—	$—	$1,256
Ending balance:
Collectively evaluated
for impairment	4,992	12,011	14	565	123	335	18,040
Total allowance for loan
losses ending balance	$4,992	$13,267	$14	$565	$123	$335	$19,296

Loans (1):
Ending balance:
Individually evaluated
for impairment	$20,202	$3,527	$—	$—	$—	$—	$23,729
Ending balance:
Collectively evaluated
for impairment	409,640	749,749	403	51,474	1,022	223,593	1,435,881
Total loans ending balance	$429,842	$753,276	$403	$51,474	$1,022	$223,593	$1,459,610

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
December 31, 2021
Allowance for loan losses:
Ending balance:
Individually evaluated
for impairment	$—	$1,616	$—	$—	$—	$—	$1,616
Ending balance:
Collectively evaluated
for impairment	4,935	11,879	38	479	168	381	17,880
Total allowance for loan
losses ending balance	$4,935	$13,495	$38	$479	$168	$381	$19,496

Loans (1):
Ending balance:
Individually evaluated
for impairment	$20,188	$3,929	$—	$—	$—	$—	$24,117
Ending balance:
Collectively evaluated
for impairment	412,087	722,312	812	42,800	1,519	253,764	1,433,294
Total loans ending balance	$432,275	$726,241	$812	$42,800	$1,519	$253,764	$1,457,411

(1)Balances represent gross loans. The difference between gross loans versus recorded investment, which would consist of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs, is not material.

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at March 31, 2022 and December 31, 2021:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans
March 31, 2022
Commercial real estate	$—	$—	$—	$—	$429,842	$429,842	$—	$—
Commercial	112	17	1,553	1,682	751,594	753,276	—	1,569
Residential real estate	—	—	144	144	259	403	—	306
Construction and
land development	—	—	—	—	51,474	51,474	—	—
Consumer	11	—	6	17	1,005	1,022	—	6
Mortgage warehouse				—	223,593	223,593	—	—
Total	$123	$17	$1,703	$1,843	$1,457,767	$1,459,610	$—	$1,881

December 31, 2021
Commercial real estate	$—	$—	$—	$—	$432,275	$432,275	$—	$—
Commercial	13	111	1,860	1,984	724,257	726,241	—	2,080
Residential real estate	—	—	555	555	257	812	—	812
Construction and
land development	—	—	—	—	42,800	42,800	—	—
Consumer	15	11	—	26	1,493	1,519	—	—
Mortgage warehouse	—	—	—	—	253,764	253,764	—	—
Total	$28	$122	$2,415	$2,565	$1,454,846	$1,457,411	$—	$2,892

The following tables provide information with respect to the Company’s impaired loans:

	March 31, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$20,202	$20,281	$—	$20,188	$20,339	$—
Commercial	2,069	3,740	—	2,015	2,205	—
Residential real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired with no related allowance	22,271	24,021	—	22,203	22,544	—

With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Commercial	1,458	1,458	1,256	1,914	3,086	1,616
Residential real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired with an allowance recorded	1,458	1,458	1,256	1,914	3,086	1,616

Total
Commercial real estate	20,202	20,281	—	20,188	20,339	—
Commercial	3,527	5,198	1,256	3,929	5,291	1,616
Residential real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired loans	$23,729	$25,479	$1,256	$24,117	$25,630	$1,616

	Three Months Ended March 31,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$20,195	$154	$20,961	$183
Commercial	2,272	62	502	3
Residential real estate	—	—	162	2
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with no related allowance	22,467	216	21,625	188
With an allowance recorded:
Commercial real estate	—	—	—	—
Commercial	1,459	1	6,295	2
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with an allowance recorded	1,459	1	6,295	2
Total
Commercial real estate	20,195	154	20,961	183
Commercial	3,731	63	6,797	5
Residential real estate	—	—	162	2
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired loans	$23,926	$217	$27,920	$190

Troubled debt restructurings: Loans are considered to be TDRs when the Company has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions may include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may be bifurcated with separate terms for each tranche of the restructured debt. Restructuring of a loan in lieu of aggressively enforcing the collection of the loan may benefit the Company by increasing the ultimate probability of collection.

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

The following tables summarize TDRs entered into during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial	—	$—	$—	3	$1,868	$1,868
	—	$—	$—	3	$1,868	$1,868

There were no new TDRs approved during the three months ended March 31, 2022.

During the three months ended March 31, 2021, the Company approved three TDRs all related to one commercial relationship totaling $1.9 million. A troubled debt restructuring was completed to provide the borrower with a three-month principal and interest deferral through April 2021; upon review in the second quarter of 2021 an additional three-month principal and interest deferral was granted through August 2021. During the third quarter of 2021, $1.6 million relating to this commercial relationship was charged-off with an additional $351,000 written off in the first quarter of 2022. As of March 31, 2022 the balance remaining is the value of the collateral and remains on non-accrual status.

The total recorded investment in TDRs was $22.3 million and $22.7 million at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, there were no material commitments to lend additional funds to borrowers whose loans had been restructured.

The following tables present the Company’s loans by risk rating and portfolio segment at March 31, 2022 and December 31, 2021:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
March 31, 2022
Grade:
Pass	$378,921	$704,562	$—	$50,436	$—	$223,593	$1,357,512
Special mention	31,092	41,724	—	—	—	—	72,816
Substandard	19,829	5,530	306	1,038	—	—	26,703
Doubtful	—	1,460	—	—	—	—	1,460
Not formally rated	—	—	97	—	1,022	—	1,119
Total	$429,842	$753,276	$403	$51,474	$1,022	$223,593	$1,459,610

December 31, 2021
Grade:
Pass	$383,460	$676,081	$—	$41,762	$—	$253,764	$1,355,067
Special mention	29,004	41,921	—	—	—	—	70,925
Substandard	19,811	7,677	812	1,038	—	—	29,338
Doubtful	—	562	—	—	—	—	562
Not formally rated	—	—	—	—	1,519	—	1,519
Total	$432,275	$726,241	$812	$42,800	$1,519	$253,764	$1,457,411

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

Consumer loans are not formally rated.

(6)    Deposits

A summary of deposit balances, by type is as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Noninterest-bearing:
Demand	$747,194	$626,587
Interest-bearing:
NOW	192,800	197,884
Regular savings	154,995	155,267
Money market deposits	366,277	419,625
Certificates of deposit:
Certificate accounts of $250,000 or more	5,084	5,078
Certificate accounts less than $250,000	55,919	55,454
Total interest-bearing	775,075	833,308
Total deposits	$1,522,269	$1,459,895

(7)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”). Maturities of advances from the FHLB as of March 31, 2022 are summarized as follows:

(In thousands)
Fiscal Year-End
2023	$8,500
2025	5,000
Total	$13,500

Borrowings from the FHLB, which aggregated $13.5 million at March 31, 2022, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial loans and qualified mortgage-backed government securities. The interest rates on FHLB advances ranged from 1.21% to 3.01%, and the weighted average interest rate on FHLB advances was 2.11% at March 31, 2022. All of the FHLB borrowings at March 31, 2022 are long-term with an original maturity of more than one year.

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

The following summarizes financial instruments measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2022
State and municipal securities	$11,895	$—	$11,895	$—
Asset-backed securities	7,576	—	7,576	—
Government mortgage-backed securities	14,269	—	14,269	—
Totals	$33,740	$—	$33,740	$—

December 31, 2021
State and municipal securities	$12,591	$—	$12,591	$—
Asset-backed securities	8,255	—	8,255	—
Government mortgage-backed securities	15,991	—	15,991	—
Totals	$36,837	$—	$36,837	$—

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

The following summarizes assets measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2022
Impaired loans
Commercial	$365	$—	$—	$365
Totals	$365	$—	$—	$365

December 31, 2021
Impaired loans
Commercial	$361	—	$—	$361
Totals	$361	$—	$—	$361

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2022
Impaired loans
Commercial	$365	Business valuation	Comparable company evaluations	0% - 10%

December 31, 2021
Impaired loans
Commercial	$361	Business valuation	Comparable company evaluations	0% - 24%

At March 31, 2022, the carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $3.2 million, net of specific reserves of $1.3 million and charge offs of $1.5 million. At December 31, 2021, the carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $3.2 million, net of specific reserves of $1.6 million and charge offs of $1.2 million.

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at March 31, 2022 and December 31, 2021:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
March 31, 2022
Financial assets:
Cash and cash equivalents	$216,076	$216,076	$—	$—	$216,076
Available-for-sale debt securities	33,740	—	33,740	—	33,740
Federal Home Loan Bank of Boston stock	785	N/A	N/A	N/A	N/A
Loans and loans held for sale, net	1,458,937	—	—	1,455,666	1,455,666
Accrued interest receivable	6,400	—	6,400	—	6,400
Financial liabilities:
Deposits	1,522,269	—	1,522,298	—	1,522,298
Borrowings	13,500	—	13,267	—	13,267

December 31, 2021
Financial assets:
Cash and cash equivalents	$153,115	$153,115	$—	$—	$153,115
Available-for-sale debt securities	36,837	—	36,837	—	36,837
Federal Home Loan Bank of Boston stock	785	N/A	N/A	N/A	N/A
Loans and loans held for sale, net	1,456,649	—	—	1,468,013	1,468,013
Accrued interest receivable	5,703	—	5,703	—	5,703
Financial liabilities:
Deposits	1,459,895	—	1,459,841	—	1,459,841
Borrowings	13,500	—	13,698	—	13,698

(9)    Regulatory Capital

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of March 31, 2022 and December 31, 2021, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At March 31, 2022, the Bank exceeded the regulatory requirement for the capital conservation buffer.

In 2019, the federal banking agencies adopted a final rule to implement Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, effective January 1, 2020, establishing a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The Bank did not elect to use the CBLR framework.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
March 31, 2022
Total Capital (to Risk Weighted Assets)	$228,010	14.75%	$123,706	>	8.0%	$154,633	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	208,714	13.50	92,780	>	6.0	123,706	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	208,714	13.50	69,585	>	4.5	100,511	>	6.5
Tier 1 Capital (to Average Assets)	208,714	12.10	69,018	>	4.0	86,273	>	5.0
December 31, 2021
Total Capital (to Risk Weighted Assets)	$221,865	14.18%	$125,177	>	8.0%	$156,472	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	202,369	12.93	93,883	>	6.0	125,177	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	202,369	12.93	70,412	>	4.5	101,706	>	6.5
Tier 1 Capital (to Average Assets)	202,369	12.07	67,072	>	4.0	83,840	>	5.0

Liquidation Accounts

Upon the completion of the Company’s initial stock offering in 2015 and the second step offering in 2019, liquidation accounts were established for the benefit of certain depositors of the Bank in amounts equal to:

1.The product of (i) the percentage of the stock issued in the initial stock offering in 2015 to persons other than Provident Bancorp, the top tier mutual holding company (“MHC”) of the Company and (ii) the net worth of the mid-tier holding company as of the date of the latest balance sheet contained in the prospectus utilized in connection with the offering.

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid in a year, without prior approval of regulatory agencies, to the net income of the Bank for the year plus the retained net income of the previous two years. For the three months ended March 31, 2022, net income of the Bank was $5.5 million and for the years ended December 31, 2021 and 2020, $16.1 million and $12.1 million, respectively, of retained earnings were available to pay dividends.

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In March 2021, the Company announced its plan to repurchase 1,400,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. During the three months ended March 31, 2022, the Company repurchased 95,229 shares of its outstanding common stock under this program.

(10)    Employee Stock Ownership Plan

The Bank established an ESOP to provide eligible employees the opportunity to own company stock. The plan is a tax-qualified plan for the benefit of all Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired a total of 1,538,868 shares between the initial and second-step stock offerings with the proceeds of a loan totaling $11.8 million. The loan is payable over 15 years at a rate per annum equal to the prime rate (3.25% as of December 31, 2021). Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The number of shares committed to be released per year through 2033 is 89,758.

Shares held by the ESOP include the following:

	March 31, 2022	December 31, 2021
Allocated	461,772	372,014
Committed to be released	22,439	89,758
Unallocated	1,054,657	1,077,096
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $17.1 million at March 31, 2022.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2022 and 2021 was $383,000 and $286,000, respectively.

(11)    Earnings Per Common Share

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2022	2021
Net Income attributable to common shareholders	$5,525	$4,297

Average number of common shares issued	17,856,516	18,774,844
Less:
average unallocated ESOP shares	(1,062,137)	(1,151,892)
average unvested restricted stock	(276,427)	(359,193)
Average number of common shares outstanding
to calculate basic earnings per common share	16,517,952	17,263,759

Effect of dilutive unvested restricted stock and stock option awards	510,105	294,401
Average number of common shares outstanding
to calculate diluted earnings per common share	17,028,057	17,558,160

Earnings per common share:
Basic	$0.33	$0.25
Diluted	$0.32	$0.24

Stock options for 171,267 and 902,505 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2022 and 2021, respectively, because they were anti-dilutive, meaning the exercise price for such options were higher than the average price for the Company for such period.

(12)    Share-Based Compensation

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

The fair value of options granted in 2022 is based on the following assumptions:

2022
Vesting period (years)	5
Expiration date (years)	10
Expected volatility	33.75%
Expected life (years)	7.5
Expected dividend yield	0.92%
Risk free interest rate	1.74%
Fair value per option	$6.11

A summary of the status of the Company’s stock option grants for the three months ended March 31, 2022 is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,558,963	$10.72
Granted	51,000	17.41
Forfeited	—	—
Exercised	(50,877)	9.94
Outstanding at March 31, 2022	1,559,086	$10.96	7.18	$8,260,000
Outstanding and expected to vest at March 31, 2022	1,559,086	$10.96	7.18	$8,260,000
Vested and Exercisable at March 31, 2022	778,038	$9.43	5.57	$5,281,000
Unrecognized compensation cost	$2,896,000
Weighted average remaining recognition period (years)	3.70

For the three months ended March 31, 2022 and 2021, total expense for the stock options was $208,000 and $272,000, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plan for the three months ended March 31, 2022:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2021	277,925	$12.15
Granted	20,420	17.41
Forfeited	—	—
Vested	(810)	12.35
Unvested restricted stock awards at March 31, 2022	297,535	$12.51
Unrecognized compensation cost	$3,320,000
Weighted average remaining recognition period (years)	3.72

For the three months ended March 31, 2022 and 2021, total expense for the restricted stock awards was $237,000 and $332,000, respectively.

(13)    Leases

The Company recognized right-of-use assets (“ROU”) totaling $4.1 million at March 31, 2022 and December 31, 2021, and operating lease liabilities totaling $4.4 million at March 31, 2022 and December 31, 2021. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and are not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for the leases on a straight-line basis over the lease term. For the three months ended March 31, 2022 and 2021, rent expense for the operating leases totaled $79,000.

The following table presents information regarding the Company’s operating leases:

	March 31,	December 31,
	2022	2021
Weighted-average discount rate	3.57%	3.57%
Range of lease expiration dates	1 - 14 years	1 - 14 years
Range of lease renewal options	5 - 20 years	5 - 20 years
Weighted-average remaining lease term	26.8 years	27.0 years

The following table presents the undiscounted annual lease payments under the terms of the Company's operating leases at September 30, 2021 and December 31, 2020, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

	March 31,	December 31,
Fiscal Year-End	2022	2021
(In thousands)
2022	$196	$261
2023	264	264
2024	270	270
2025	280	280
2026	291	291
Thereafter	6,033	6,033
Total lease payments	7,334	7,399
Less imputed interest	(2,973)	(3,012)
Total lease liabilities	$4,361	$4,387

The lease liabilities recognized include certain lease extensions as it is expected that the Company will use substantially all lease renewal options.

(14)    Revenue Recognition

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 is intended to assist in understanding our financial condition and results of operations. Operating results for the three-month period ended March 31, 2022 may not be indicative of results for all of 2022 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believes,” “will,” “intends,” “may,” “will be,” “would” or similar expressions. Readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. These factors include general economic conditions, including trends and levels of interest rates; the effects of any pandemic; global or national war, conflict or act of terrorism; the ability of our borrowers to repay their loans; the ability of the Company or the Bank to effectively manage its growth; inflation or volatility in interest rates; real estate values in the market area; loan demand; competition; changes in accounting policies; changes in laws and regulations; our success in introducing new products or entering new markets; our ability to retain key employees; failures or breaches of our IT systems; and results of regulatory examinations, among other factors.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by all loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factors are adjusted for the following qualitative factors: levels/trends in delinquencies and non-accruals; economic conditions, portfolio trends, portfolio concentrations, loan grading and management’s discretion. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2022 or during the year ended December 31, 2021.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate: We generally do not originate loans with a loan-to-value ratio greater than 80% and do not grant subprime loans. Loans with loan to value ratios greater than 80% require the purchase of private mortgage insurance. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. In December 2021, we transferred the salable loans in this portfolio to held for sale and determined we will no longer originate or service residential real estate loans.

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

Balance Sheet Analysis

Assets. Total assets were $1.79 billion at March 31, 2022, representing an increase of $62.7 million, or 3.6%, from $1.73 billion at December 31, 2021. The increase resulted primarily from increases in cash and cash equivalents of $63.0 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $63.0 million, or 41.1%, to $216.1 million at March 31, 2022 from $153.1 million at December 31, 2021. The increase in cash and cash equivalents was primarily due to an increase in deposits.

Loans. At March 31, 2022, net loans were $1.44 billion, or 80.2% of total assets, compared to $1.43 billion, or 82.9% of total assets, at December 31, 2021. Increases in commercial loans of $27.0 million, or 3.7%, and construction and land development loans of $8.7 million, or 20.3%, were partially offset by decreases in mortgage warehouse loans of $30.2 million, or 11.9%, commercial real estate loans of $2.4 million, or 0.6%, consumer loans of $497,000, or 32.7%, and residential real estate loans of $409,000, or 50.4%. Our commercial loan growth was primarily due to a $30.0 million cash-secured loan originated during the first quarter as well as growth in our enterprise value and renewable energy loan portfolios. Our enterprise value portfolio increased $15.5 million, or 4.6%, to $355.8 million compared to $340.3 million at December 31, 2021 and our renewable energy portfolio increased $2.1 million, or 3.4%, to $64.5 million compared to $62.3 million at December 31, 2021. These increases in commercial loan growth were offset by a decrease in PPP loans of $10.4 million, or 83.3%, and a decrease in our digital asset loans of $8.6 million, or 7.1%. Digital asset loans decreased primarily due to the pay-down of an existing $35.0 million credit line, which was offset by $29.1 million in new digital asset loans. For a detailed discussion of our enterprise value, renewable energy and digital asset loans, see “Business – Lending Activities – Commercial Business Loans” in our Annual Report on Form 10-K.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	March 31,		December 31,
	2022		2021
	Amount	Percent	Amount	Percent
Commercial real estate	$429,842	29.44%	$432,275	29.66%
Commercial	753,276	51.61%	726,241	49.83%
Residential real estate	403	0.03%	812	0.06%
Construction and land development	51,474	3.53%	42,800	2.94%
Consumer	1,022	0.07%	1,519	0.10%
Mortgage warehouse	223,593	15.32%	253,764	17.41%
	1,459,610	100.00%	1,457,411	100.00%
Allowance for loan losses	(19,296)		(19,496)
Deferred loan fees, net	(2,885)		(4,112)
Net loans	$1,437,429		$1,433,803

Deposits. Total deposits increased $62.4 million, or 4.3%, to $1.52 billion at March 31, 2022 from $1.46 billion at December 31, 2021. The increase in deposits was primarily due to an increase of $120.6 million, or 19.2% in demand deposits, partially offset by a decrease of $53.3 million, or 12.7%, in money market accounts and a decrease of $5.1 million, or 2.6%, in NOW deposits. Demand deposits increased primarily due to new and expanded relationships with traditional, digital asset, and banking as a service (“BaaS”) customers. Digital asset deposit balances increased $79.7 million, or 80.0%, and were $179.4 million at March 31, 2022 compared to $99.7 million at December 31, 2021. BaaS deposit balances increased $34.4 million, or 57.5%, and were $94.3 million at March 31, 2022 compared to $59.9 million at December 31, 2021. The expansion in our digital asset and BaaS relationships are the direct result of initiatives by the Bank to expand our services and customer base in these spaces. As of March 31, 2022, noninterest-bearing deposits represented 49.1% of total deposits compared to 42.9% as of December 31, 2021. With the successful increases in our digital asset and BaaS deposits, we were able to decrease interest-bearing deposits by not replacing brokered certificates of deposit as they matured.

Shareholders’ Equity. Total shareholders’ equity increased $2.8 million, or 1.2%, to $236.5 million at March 31, 2022, from $233.8 million at December 31, 2021. The increase was primarily due to net income of $5.5 million, stock based compensation expense of $445,000 and employee stock ownership plan shares earned of $383,000, partially offset by the repurchase of 95,229 shares of common stock for $1.5 million, $673,000 from dividends paid, and other comprehensive loss of $1.3 million. Book value per share increased to $13.29 at March 31, 2022 from $13.09 at December 31, 2021.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2022	2021
Non-accrual loans:
Commercial real estate	$—	$—
Commercial	1,569	2,080
Residential real estate	306	812
Construction and land development	—	—
Consumer	6	—
Mortgage warehouse	—	—
Total non-accrual loans	1,881	2,892

Accruing loans past due 90 days or more	—	—
Other real estate owned	—	—
Total non-performing assets	$1,881	$2,892

Total loans (1)	$1,456,725	$1,453,299
Total assets	$1,792,010	$1,729,283
Total non-performing loans to total loans (1)	0.13%	0.20%
Total non-performing assets to total assets	0.10%	0.17%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs.

Non-accrual commercial loan balances decreased for the three-month period ended March 31, 2022 primarily due to a $351,000 charge-off on a commercial relationship that was on non-accrual status with specific reserves of $343,000 at December 31, 2021. The remaining balance of $100,000 related to this relationship remains on non-accrual with no specific reserve due to sufficient collateral coverage. Non-accrual residential real estate loan balances decreased for the three-month period ended March 31, 2022 primarily due to the sale at foreclosure of a $411,000 residential relationship that was on non-accrual status at December 31,2021.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Allowance at beginning of period	$19,496	$18,518
Provision for loan losses	83	753
Charge offs:
Commercial real estate	—	150
Commercial	351	43
Residential real estate	—	—
Construction and land development	—	—
Consumer	28	156
Mortgage warehouse	—	—
Total charge-offs	379	349

Recoveries:
Commercial real estate	—	81
Commercial	88	—
Residential real estate	—	—
Construction and land development	—	—
Consumer	8	29
Mortgage warehouse	—	—
Total recoveries	96	110

Net charge-offs	283	239

Allowance at end of period	$19,296	$19,032

Non-performing loans at end of period	$1,881	$7,455
Total loans outstanding at end of period (1)	1,456,725	1,327,168
Average loans outstanding during the period (1)	1,446,695	1,317,638

Allowance to non-performing loans	1,025.84%	255.29%
Allowance to total loans outstanding at end of period	1.32%	1.43%
Net charge-offs to average loans outstanding during the period (annualized)	0.08%	0.07%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

During the three months ended March 31, 2022, the provision for loan losses was $83,000 compared to $753,000 for the same period in 2021. The changes in the provision were based on management’s assessment of economic conditions, loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. Commercial loan growth of $27.0 million was primarily driven by a cash-secured loan which is considered to have no credit risk; therefore we have not provided for losses on this loan. This growth was offset by a decrease in our mortgage warehouse portfolio of $30.2 million, or 11.9%. These changes within our loan portfolio were the primary drivers of lower provision quarter over quarter.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

General. Net income increased $1.2 million, or 28.6%, to $5.5 million for the three months ended March 31, 2022 from $4.3 million for the three months ended March 31, 2021. The increase was primarily related to an increase of $3.7 million in net interest and dividend income, a decrease in provision for loan losses of $670,000, and an increase in noninterest income of $302,000, partially offset by increases in noninterest expense of $2.2 million and income tax expense of $563,000.

Interest and Dividend Income. Interest and dividend income increased $2.6 million, or 16.1%, to $18.5 million for the three months ended March 31, 2022 from $15.9 million for the three months ended March 31, 2021. This increase was primarily attributable to an increase in interest and fees on loans, which increased $2.5 million, or 16.0%, to $18.2 million for the three months ended March 31, 2022 from $15.7 million for the three months ended March 31, 2021.The increase in interest income on loans was due to an increase in the average balance of loans of $129.1 million, or 9.8%, to $1.45 billion for the three months ended March 31, 2022, from $1.32 billion for the three months ended March 31, 2021.

Interest Expense. Interest expense decreased $456,000, or 46.5%, to $525,000 for the three months ended March 31, 2022 from $981,000 for the three months ended March 31, 2021. The decrease was caused by decreases in interest expense on deposits which decreased $456,000, or 50.1%, to $455,000 for the three months ended March 31, 2022 from $911,000 for the three months ended March 31, 2021. This was primarily due to a decrease in average interest bearing deposits of $46.6 million, or 5.5% coupled with a decrease in the cost of interest-bearing deposits of 20 basis points to 0.23% for the quarter ended March 31, 2022 when compared to the same quarter in 2021. The decrease in the average balance of interest bearing deposits was the result of strategic initiatives of the Bank. The decrease in the cost of interest-bearing deposits was due to the lower interest rate environment which prevailed through most of the first quarter of 2022 and the higher percentage of core deposits in the portfolio.

Net Interest and Dividend Income. Net interest and dividend income increased by $3.0 million, or 20.2%, to $17.9 million for the three months ended March 31, 2022 from $14.9 million for the three months ended March 31, 2021. The growth in net interest and dividend income was primarily the result of an increase in our average interest earning assets of $158.2 million, or 10.8% and an increase in net interest margin of 35 basis points to 4.43%.

Provision for Loan Losses. The provision for loan losses was $83,000 for the three months ended March 31, 2022 compared to $753,000 for the three months ended March 31, 2021, which was a decrease of $670,000, or 89.0%. The changes in the provision were based on loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans including increased specific reserves, and other asset quality trends. The provision recorded resulted in an allowance for loan losses of $19.3 million, or 1.32% of total loans, at March 31, 2022, compared to $19.5 million, or 1.34% of total loans, at December 31, 2021, and $19.0 million, or 1.43% of total loans, at March 31, 2021.

Noninterest Income. Noninterest income increased $302,000, or 29.7%, to $1.3 million for the three months ended March 31, 2022 compared to $1.0 million for the three months ended March 31, 2021. The increase was primarily due to an increase in customer service fees on deposit accounts of $202,000, or 53.3%, an increase of $37,000, or 52.9% in other income and an increase in bank owned life insurance income of $37,000, or 16.9%. The increase in customer service fees on deposit accounts is attributable to fees generated from cash vault services for our customers who operate Bitcoin ATMs, as well as growth in our business accounts related to our expanded product offerings to digital asset and BaaS customers. The increase in other income is primarily attributable to gains on sold loans and the increase in bank owned life insurance is primarily due to the purchase of additional insurance policies in the fourth quarter of 2021.

Noninterest Expense. Noninterest expense increased $2.2 million, or 23.9%, to $11.4 million for the three months ended March 31, 2022 compared to $9.2 million for the three months ended March 31, 2021. The increase was primarily due to an increase in salaries and employee benefits expense, insurance expense, a write down of a receivable balance in the first quarter of 2022 and an increase in professional fees. The increase of $712,000, or 11.0%, in salary and employee benefits was primarily due to an increase in staff to support the development and implementation of new technologies and specialty lending products. The increase in insurance expense of $413,000, or 1,214.7%, is due to a renewal and reassessment that incorporates consideration for our digital asset product strategies. There was a write down of an SBA receivable in the first quarter of 2022 after the Company evaluated the collectability and determined that $395,000 was uncollectible. Professional fees increased $297,000, or 68.9%, primarily due to increased legal fees and audit and compliance costs.

Income Tax Provision. We recorded a provision for income taxes of $2.2 million for the three months ended March 31, 2022, reflecting an effective tax rate of 28.7%, compared to a provision of $1.7 million for the three months ended March 31, 2021, reflecting an effective tax rate of 27.9%.

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

	For the Three Months Ended March 31,
	2022			2021
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,446,695	$18,212	5.04%	$1,317,638	$15,697	4.77%
Short-term investments	136,954	59	0.17%	112,198	23	0.08%
Debt securities available-for-sale	35,820	175	1.95%	31,344	166	2.12%
Federal Home Loan Bank stock	785	4	2.04%	895	3	1.34%
Total interest-earning assets	1,620,254	18,450	4.55%	1,462,075	15,889	4.35%
Non-interest earning assets	108,115			66,157
Total assets	$1,728,369			$1,528,232
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$153,480	$40	0.10%	$151,375	$55	0.15%
Money market accounts	392,874	250	0.25%	375,078	477	0.51%
NOW accounts	192,564	83	0.17%	153,294	98	0.26%
Certificates of deposit	60,627	82	0.54%	166,388	281	0.68%
Total interest-bearing deposits	799,545	455	0.23%	846,135	911	0.43%
Borrowings	13,500	70	2.07%	13,500	70	2.07%
Total interest-bearing liabilities	813,045	525	0.26%	859,635	981	0.46%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	657,784			412,350
Other noninterest-bearing liabilities	21,064			17,987
Total liabilities	1,491,893			1,289,972
Total equity	236,476			238,260
Total liabilities and
equity	$1,728,369			$1,528,232
Net interest income		$17,925			$14,908
Interest rate spread (2)			4.29%			3.89%
Net interest-earning assets (3)	$807,209			$602,440
Net interest margin (4)			4.43%			4.08%
Average interest-earning assets to interest-bearing liabilities	199.28%			170.08%

(1)Interest earned/paid on loans includes fee income related to SBA loan fee accretion of $373,000 and $625,000 for the three months ended March 31, 2022 and March 31, 2021, respectively. Interest earned/paid on loans also includes mortgage warehouse loan origination fee income of $342,000 and $388,000 for the three months ended March 31, 2022 and Mach 31, 2021, respectively.

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

	For the Three Months Ended March 31, 2022
	Compared to the Three Months Ended March 31, 2021
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$922	$1,593	$2,515
Short-term investments	30	6	36
Debt securities available-for-sale	(14)	23	9
Federal Home Loan Bank stock	1	—	1
Total interest-earning assets	939	1,622	2,561
Interest-bearing liabilities:
Savings accounts	(16)	1	(15)
Money market accounts	(249)	22	(227)
NOW accounts	(37)	22	(15)
Certificates of deposit	(47)	(152)	(199)
Total interest-bearing deposits	(349)	(107)	(456)
Borrowings	—	—	—
Total interest-bearing liabilities	(349)	(107)	(456)
Change in net interest income	$1,288	$1,729	$3,017

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

The following table presents the estimated changes in net interest income of the Company that would result from changes in market interest rates over twelve-month periods beginning March 31, 2022.

	At
	March 31,
	2022
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
200	$73,539	9.20%
0	67,373	—
-100	61,380	(8.90)%

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

The following table presents the estimated changes in EVE of the Company that would result from changes in market interest rates as of March 31, 2022.

	At
	March 31,
	2022
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
400	$412,028	3.60%
300	410,412	3.20%
200	407,187	2.50%
100	405,225	2.00%
0	397,083	—
-100	385,944	(2.90)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2022, cash and cash equivalents totaled $216.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $33.7 million at March 31, 2022. Warehouse loans that have a short-term duration also provide additional sources of liquidity. The balance that meets the definition of a liquid asset totaled $190.5 million as of March 31, 2022.

At March 31, 2022, we had the ability to borrow $118.4 million from the Federal Home Loan Bank of Boston. On that date, we had $13.5 million in advances outstanding. At March 31, 2022, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $267.9 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At March 31, 2022 and December 31, 2021, we had $56.4 million and $16.4 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at March 31, 2022 and December 31, 2021, we had $378.2 million and $307.5 million in unadvanced funds to borrowers, respectively. We also had $1.3 million in outstanding letters of credit at March 31, 2022 and December 31, 2021.

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

Non-core deposits, or volatile deposits, are accounts where full banking services are not utilized or there is significant volatility expected. The Company has identified $45.4 million in volatile deposits as of March 31, 2022.

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

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At March 31, 2022, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)On March 12, 2021, the Company announced that its Board of Directors had adopted a stock repurchase program under which it would repurchase up to 1,400,000 shares of its common stock, or approximately 7.5% of the then-current outstanding shares. The repurchase program has no expiration date. The Company’s repurchases of common stock for the first quarter of 2022, under the repurchase program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022 (1)	202	$18.87	—	434,955
February 1, 2022 - February 28, 2022	7,888	$16.17	7,888	427,067
March 1, 2022 - March 31, 2022	87,341	$15.91	87,341	339,726
Total	95,431	$15.94	95,229

(1)Shares repurchased are related to the surrendering of shares to cover tax withholdings on vested restricted stock awards.

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date: May 12, 2022	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: May 12, 2022	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer