Form 10-Q
period 2022-06-30
Provident Bancorp, Inc. /MD/
filed 2022-08-12
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, there were 17,718,522 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.Financial Information

Item 1.Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
	2022	2021
(Dollars in thousands)	(unaudited)
Assets
Cash and due from banks	$28,595	$22,470
Short-term investments	126,209	130,645
Cash and cash equivalents	154,804	153,115
Debt securities available-for-sale (at fair value)	31,168	36,837
Federal Home Loan Bank stock, at cost	3,743	785
Loans held for sale	—	22,846
Loans, net of allowance for loan losses of $18,972 and $19,496 as of
June 30, 2022 and December 31, 2021, respectively	1,514,245	1,433,803
Bank owned life insurance	43,083	42,569
Premises and equipment, net	13,890	14,258
Accrued interest receivable	5,765	5,703
Right-of-use assets	4,022	4,102
Other assets	17,305	15,265
Total assets	$1,788,025	$1,729,283

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$675,411	$626,587
Interest-bearing	764,461	833,308
Total deposits	1,439,872	1,459,895
Borrowings:
Short-term borrowings	78,000	—
Long-term borrowings	13,500	13,500
Total borrowings	91,500	13,500
Operating lease liabilities	4,335	4,387
Other liabilities	12,409	17,719
Total liabilities	1,548,116	1,495,501
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
17,718,522 and 17,854,649 shares issued and outstanding
at June 30, 2022 and December 31, 2021, respectively	177	179
Additional paid-in capital	121,770	123,498
Retained earnings	127,890	118,087
Accumulated other comprehensive (loss) income	(1,656)	649
Unearned compensation - ESOP	(8,272)	(8,631)
Total shareholders' equity	239,909	233,782
Total liabilities and shareholders' equity	$1,788,025	$1,729,283

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$18,558	$15,298	$36,770	$30,995
Interest and dividends on debt securities available-for-sale	194	186	373	355
Interest on short-term investments	400	29	459	52
Total interest and dividend income	19,152	15,513	37,602	31,402
Interest expense:
Interest on deposits	476	839	931	1,750
Interest on long-term borrowings	71	71	141	141
Total interest expense	547	910	1,072	1,891
Net interest and dividend income	18,605	14,603	36,530	29,511
Provision for loan losses	1,005	1,669	1,088	2,422
Net interest and dividend income after provision for loan losses	17,600	12,934	35,442	27,089
Noninterest income:
Customer service fees on deposit accounts	619	433	1,200	812
Service charges and fees - other	452	438	828	788
Bank owned life insurance income	258	223	514	442
Gain on loans sold, net	187	—	284	9
Other income	36	9	46	70
Total noninterest income	1,552	1,103	2,872	2,121
Noninterest expense:
Salaries and employee benefits	7,322	6,704	14,511	13,181
Occupancy expense	398	417	837	829
Equipment expense	143	127	281	249
Deposit insurance	154	111	305	217
Data processing	344	314	679	635
Marketing expense	70	81	197	118
Professional fees	709	469	1,437	900
Directors' compensation	267	261	521	515
Software depreciation and implementation	327	241	621	487
Write down of other assets and receivables	—	—	395	—
Insurance expense	448	38	895	72
Other	1,161	765	2,075	1,538
Total noninterest expense	11,343	9,528	22,754	18,741
Income before income tax expense	7,809	4,509	15,560	10,469
Income tax expense	2,190	1,343	4,416	3,006
Net income	$5,619	$3,166	$11,144	$7,463
Earnings per share:
Basic	$0.34	$0.19	$0.68	$0.44
Diluted	$0.33	$0.18	$0.66	$0.43
Weighted Average Shares:
Basic	16,460,248	16,778,698	16,488,941	17,019,889
Diluted	16,882,933	17,338,662	16,957,186	17,442,411

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In thousands)
Net income	$5,619	$3,166	$11,144	$7,463
Other comprehensive income:
Unrealized holding (losses) gains arising during the period on debt securities available-for-sale	(1,340)	160	(3,001)	(84)
Unrealized (loss) gain	(1,340)	160	(3,001)	(84)
Income tax effect	309	(34)	696	25
Total other comprehensive (loss) income	(1,031)	126	(2,305)	(59)
Comprehensive income	$4,588	$3,292	$8,839	$7,404

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended June 30, 2022 and 2021
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, March 31, 2022	17,796,542	$178	$122,504	$122,939	$(625)	$(8,451)	$236,545
Net income	—	—	—	5,619	—	—	5,619
Dividends declared ($0.04 per share)	—	—	—	(668)	—	—	(668)
Other comprehensive loss	—	—	—	—	(1,031)	—	(1,031)
Stock-based compensation expense, net of forfeitures	—	—	468	—	—	—	468
Restricted stock award grants, net of forfeitures	9,500	—	—	—	—	—	—
Repurchase of common stock	(85,205)	(1)	(1,336)	—	—	—	(1,337)
Shares surrendered related to tax withholdings on restricted stock awards	(2,315)	—	(36)	—	—	—	(36)
Stock options exercised, net	—	—	—	—	—	—	—
ESOP shares earned	—	—	170	—	—	179	349
Balance, June 30, 2022	17,718,522	$177	$121,770	$127,890	$(1,656)	$(8,272)	$239,909

Balance, March 31, 2021	18,574,127	$186	$133,981	$108,273	$873	$(9,171)	$234,142
Net income	—	—	—	3,166	—	—	3,166
Dividends declared ($0.03 per share)	—	—	—	(687)	—	—	(687)
Other comprehensive income	—	—	—	—	126	—	126
Stock-based compensation expense, net of forfeitures	—	—	674	—	—	—	674
Restricted stock award grants, net of forfeitures	60,000	—	—	—	—	—	—
Repurchase of common stock	(395,884)	(4)	(6,179)	—	—	—	(6,183)
Stock options exercised, net	7,893	—	9	—	—	—	9
ESOP shares earned	—	—	181	—	—	180	361
Balance, June 30, 2021	18,246,136	$182	$128,666	$110,752	$999	$(8,991)	$231,608

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	For the six months ended June 30, 2022 and 2021
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, December 31, 2021	17,854,649	$179	$123,498	$118,087	$649	$(8,631)	$233,782
Net income	—	—	—	11,144	—	—	11,144
Dividends declared ($0.08 per share)	—	—	—	(1,341)	—	—	(1,341)
Other comprehensive loss	—	—	—	—	(2,305)	—	(2,305)
Stock-based compensation expense, net of forfeitures	—	—	913	—	—	—	913
Restricted stock award grants, net of forfeitures	29,920	—	—	—	—	—	—
Repurchase of common stock	(180,434)	(2)	(2,858)	—	—	—	(2,860)
Shares surrendered related to tax withholdings on restricted stock awards	(2,517)	—	(40)	—	—	—	(40)
Stock options exercised, net	16,904	—	(116)	—	—	—	(116)
ESOP shares earned	—	—	373	—	—	359	732
Balance, June 30, 2022	17,718,522	$177	$121,770	$127,890	$(1,656)	$(8,272)	$239,909

Balance, December 31, 2020	19,047,544	$191	$139,450	$104,508	$1,058	$(9,351)	$235,856
Net income	—	—	—	7,463	—	—	7,463
Dividends declared ($0.06 per share)	—	—	—	(1,219)	—	—	(1,219)
Other comprehensive loss	—	—	—	—	(59)	—	(59)
Stock-based compensation expense, net of forfeitures	—	—	1,278	—	—	—	1,278
Restricted stock award grants, net of forfeitures	60,000	—	—	—	—	—	—
Repurchase of common stock	(869,099)	(9)	(12,356)	—	—	—	(12,365)
Shares surrendered related to tax withholdings on restricted stock awards	(202)	—	(2)	—	—	—	(2)
Stock options exercised, net	7,893	—	9	—	—	—	9
ESOP shares earned	—	—	287	—	—	360	647
Balance, June 30, 2021	18,246,136	$182	$128,666	$110,752	$999	$(8,991)	$231,608

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$11,144	$7,463
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	102	91
ESOP expense	732	647
Change in deferred loan fees, net	(884)	1,071
Provision for loan losses	1,088	2,422
Depreciation and amortization	542	503
(Increase) Decrease in accrued interest receivable	(62)	550
Deferred tax expense (benefit)	1,247	(1,010)
Share-based compensation expense	913	1,278
Bank-owned life insurance income	(514)	(442)
Principal repayments of operating lease obligations	(52)	(50)
Gain on loans sold, net	(284)	(9)
Net increase in other assets	(2,591)	(2,058)
Net decrease in other liabilities	(5,309)	(738)
Net cash provided by operating activities	6,072	9,718

Cash flows from investing activities:
Purchases of debt securities available-for-sale	—	(5,038)
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	2,565	4,481
(Purchase) Redemption of Federal Home Loan Bank stock	(2,958)	110
Loan originations and purchases, net of paydowns	(75,927)	(23,710)
Proceeds from loan sale	15,851	401
Proceeds from principal repayments on loans held for sale	2,560	—
Additions to premises and equipment	(94)	(181)
Net cash provided by investing activities	(58,003)	(23,937)

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Cash flows from financing activities:
Net increase in noninterest-bearing accounts	48,824	100,987
Net decrease in interest-bearing accounts	(68,847)	(16,626)
Cash dividends paid on common stock	(1,341)	(1,219)
Proceeds from exercise of stock options, net	(116)	9
Net change in short-term borrowings	78,000	—
Shares surrendered related to tax withholdings on restricted stock awards	(40)	(2)
Repurchase of common stock	(2,860)	(12,365)
Net cash provided by financing activities	53,620	70,784
Net increase in cash and cash equivalents	1,689	56,565
Cash and cash equivalents at beginning of period	153,115	83,819
Cash and cash equivalents at end of period	$154,804	$140,384

Supplemental disclosures:
Interest paid	$931	$1,891
Income taxes paid	3,029	4,969
Reclassification of loans held for sale to loans held for investment	9,599	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Maryland corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2021 have been reclassified to be consistent with the 2022 consolidated financial statement presentation and had no effect on the net income reported in the consolidated statements of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022.

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

ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company has formed a cross-functional working group to lead the transition from LIBOR to an alternate index. As of January 1, 2022 the Company is no longer originating loans tied to LIBOR. For existing agreements that reference LIBOR the Company is exploring replacement indexes and has incorporated fallback language. The Company is currently evaluating the effect that this ASU will have on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326) – Trouble Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on trouble debt restructurings (“TDRs”) for creditors in Accounting Standards Codification (“ASC”) 310-40 and amends the guidance on “vintage disclosures” to require disclosures of current-period gross write-offs by year of origination. The ASC also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing’s and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for the Company on January 1, 2023 in conjunction with the adoption of ASU No. 2016-13. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.

In March 2022, the SEC released Staff Accounting Bulletin No. 121 (“SAB 121”), which provides interpretive guidance regarding accounting for obligations to safeguard crypto-assets an entity holds for its platform users. The interpretive guidance requires an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets held for its platform users, along with a corresponding asset, both of which are measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding assets and may require other information about risks and uncertainties arising from the entity’s safeguarding activities. SAB 121 is effective no later than the first interim or annual period ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year. The Company has completed an evaluation and concluded that it does not have a safeguarding obligation under SAB 121 for the digital asset collateral associated with its loans and therefore the disclosures do not apply.

(4)    Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at June 30, 2022 and December 31, 2021:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
June 30, 2022
State and municipal securities	$11,948	$12	$621	$11,339
Asset-backed securities	7,603	—	674	6,929
Government mortgage-backed securities	13,766	—	866	12,900
Total debt securities available-for-sale	$33,317	$12	$2,161	$31,168
December 31, 2021
State and municipal securities	$12,002	$625	$36	$12,591
Asset-backed securities	8,141	118	4	8,255
Government mortgage-backed securities	15,842	208	59	15,991
Total debt securities available-for-sale	$35,985	$951	$99	$36,837

The scheduled maturities of debt securities at June 30, 2022 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$576	$569
Due after five years through ten years	1,171	1,173
Due after ten years	10,201	9,597
Government mortgage-backed securities	13,766	12,900
Asset-backed securities	7,603	6,929
	$33,317	$31,168

There were no realized gains or losses on sales and calls during the six months ended June 30, 2022 or June 30, 2021.

Securities with carrying amounts of $11.5 million and $14.4 million were pledged to secure available borrowings with the Federal Home Loan Bank at June 30, 2022 and December 31, 2021, respectively.

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

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at June 30, 2022 and December 31, 2021:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2022
Temporarily impaired securities:
State and municipal	$8,722	$621	$—	$—	$8,722	$621
Asset-backed securities	6,930	674	—	—	6,930	674
Government mortgage-backed securities	12,815	856	85	10	12,900	866
Total temporarily impaired debt securities	$28,467	$2,151	$85	$10	$28,552	$2,161

December 31, 2021
Temporarily impaired securities:
State and municipal	$2,950	$36	$—	$—	$2,950	$36
Asset-backed securities	4,797	4	—	—	4,797	4
Government mortgage-backed securities	5,022	54	113	5	5,135	59
Total temporarily impaired debt securities	$12,769	$94	$113	$5	$12,882	$99

The gross unrealized losses were primarily attributable to changes in interest rates since the time of purchase. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired June 30, 2022.

(5)    Loans

A summary of loans is as follows:

	At	At
	June 30,	December 31,
	2022	2021
(In thousands)	Amount	Amount
Commercial real estate	$422,162	$432,275
Commercial (1)	796,345	726,241
Residential real estate	9,902	812
Construction and land development	67,525	42,800
Consumer	720	1,519
Mortgage warehouse	239,791	253,764
	1,536,445	1,457,411
Allowance for loan losses	(18,972)	(19,496)
Deferred loan fees, net	(3,228)	(4,112)
Net loans	$1,514,245	$1,433,803

(1)Includes $138.6 million and $120.5 million in loans to digital asset companies at June 30, 2022 and December 31, 2021, respectively.

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
Allowance for loan losses:

Balance at March 31, 2022	$4,992	$13,267	$14	$565	$123	$335	$19,296
Charge-offs	—	(1,338)	—	—	(7)	—	(1,345)
Recoveries	—	5	—	—	11	—	16
Provision (credit)	(102)	1,067	—	173	(38)	(95)	1,005
Balance at June 30, 2022	$4,890	$13,001	$14	$738	$89	$240	$18,972

Balance at March 31, 2021	$6,102	$11,512	$155	$452	$445	$366	$19,032
Charge-offs	—	(1,366)	—	—	(35)	—	(1,401)
Recoveries	—	97	2	—	13	—	112
Provision (credit)	(349)	2,153	(16)	(7)	(87)	(25)	1,669
Balance at June 30, 2021	$5,753	$12,396	$141	$445	$336	$341	$19,412

	For the six months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
Allowance for loan losses:

Balance at December 31, 2021	$4,935	$13,495	$38	$479	$168	$381	$19,496
Charge-offs	—	(1,689)	—	—	(35)	—	(1,724)
Recoveries	—	93	—	—	19	—	112
Provision (credit)	(45)	1,102	(24)	259	(63)	(141)	1,088
Balance at June 30, 2022	$4,890	$13,001	$14	$738	$89	$240	$18,972

Balance at December 31, 2020	$6,095	$10,543	$184	$447	$586	$663	$18,518
Charge-offs	(150)	(1,409)	—	—	(191)	—	(1,750)
Recoveries	81	97	2	—	42	—	222
Provision (credit)	(273)	3,165	(45)	(2)	(101)	(322)	2,422
Balance at June 30, 2021	$5,753	$12,396	$141	$445	$336	$341	$19,412

The following table sets forth information regarding the allowance for loan losses and related loan balances by portfolio segment at June 30, 2022 and December 31, 2021:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
June 30, 2022
Allowance for loan losses:
Ending balance:
Individually evaluated
for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated
for impairment	4,890	13,001	14	738	89	240	18,972
Total allowance for loan
losses ending balance	$4,890	$13,001	$14	$738	$89	$240	$18,972

Loans (1):
Ending balance:
Individually evaluated
for impairment	$20,171	$423	$157	$—	$—	$—	$20,751
Ending balance:
Collectively evaluated
for impairment	401,991	795,922	9,745	67,525	720	239,791	1,515,694
Total loans ending balance	$422,162	$796,345	$9,902	$67,525	$720	$239,791	$1,536,445

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

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at June 30, 2022 and December 31, 2021:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans
June 30, 2022
Commercial real estate	$122	$59	$—	$181	$421,981	$422,162	$—	$—
Commercial	—	94	263	357	795,988	796,345	—	301
Residential real estate	—	—	144	144	9,758	9,902	—	303
Construction and
land development	—	—	—	—	67,525	67,525	—	—
Consumer	15	10	3	28	692	720	—	4
Mortgage warehouse	—	—	—	—	239,791	239,791	—	—
Total	$137	$163	$410	$710	$1,535,735	$1,536,445	$—	$608

December 31, 2021
Commercial real estate	$—	$—	$—	$—	$432,275	$432,275	$—	$—
Commercial	13	111	1,860	1,984	724,257	726,241	—	2,080
Residential real estate	—	—	555	555	257	812	—	812
Construction and
land development	—	—	—	—	42,800	42,800	—	—
Consumer	15	11	—	26	1,493	1,519	—	—
Mortgage warehouse	—	—	—	—	253,764	253,764	—	—
Total	$28	$122	$2,415	$2,565	$1,454,846	$1,457,411	$—	$2,892

The following tables provide information with respect to the Company’s impaired loans:

	June 30, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$20,171	$20,217	$—	$20,188	$20,339	$—
Commercial	423	2,278	—	2,015	2,205	—
Residential real estate	157	157	—	—	—	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired with no related allowance	20,751	22,652	—	22,203	22,544	—

With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Commercial	—	—	—	1,914	3,086	1,616
Residential real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired with an allowance recorded	—	—	—	1,914	3,086	1,616

Total
Commercial real estate	20,171	20,217	—	20,188	20,339	—
Commercial	423	2,278	—	3,929	5,291	1,616
Residential real estate	157	157	—	—	—	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired loans	$20,751	$22,652	$—	$24,117	$25,630	$1,616

	Three Months Ended June 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$20,187	$164	$20,984	$161
Commercial	581	3	2,090	47
Residential real estate	157	2	161	3
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with no related allowance	20,925	169	23,235	211
With an allowance recorded:
Commercial real estate	—	—	—	—
Commercial	—	—	3,342	1
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with an allowance recorded	—	—	3,342	1
Total
Commercial real estate	20,187	164	20,984	161
Commercial	581	3	5,432	48
Residential real estate	157	2	161	3
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired loans	$20,925	$169	$26,577	$212

	Six Months Ended June 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$20,187	$319	$21,040	$344
Commercial	769	4	2,128	50
Residential real estate	157	3	161	5
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with no related allowance	21,113	326	23,329	399
With an allowance recorded:
Commercial real estate	—	—	—	—
Commercial	—	—	3,349	3
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with an allowance recorded	—	—	3,349	3
Total
Commercial real estate	20,187	319	21,040	344
Commercial	769	4	5,477	53
Residential real estate	157	3	161	5
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired loans	$21,113	$326	$26,678	$402

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

There were no new TDRs entered into during the three months ended June 30, 2022 and 2021. The following table summarize TDRs entered into during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial	—	$—	$—	3	$1,868	$1,868
	—	$—	$—	3	$1,868	$1,868

There were no new TDRs approved during the six months ended June 30, 2022.

During the six months ended June 30, 2021, the Company approved three TDRs all related to one commercial relationship totaling $1.9 million. A troubled debt restructuring was completed to provide the borrower with a three-month principal and interest deferral through April 2021; upon review in the second quarter of 2021 an additional three-month principal and interest deferral was granted through August 2021. During the third quarter of 2021, $1.6 million relating to this commercial relationship was charged-off with an additional $351,000 written off in the first quarter of 2022. As of June 30, 2022 the balance remaining is equal to the estimated net value of the collateral and the relationship remains on non-accrual status.

The total recorded investment in TDRs was $20.6 million and $22.7 million at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, there were no material commitments to lend additional funds to borrowers whose loans had been restructured.

The following tables present the Company’s loans by risk rating and portfolio segment at June 30, 2022 and December 31, 2021:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
June 30, 2022
Grade:
Pass	$374,227	$750,660	$—	$66,487	$—	$239,791	$1,431,165
Special mention	28,125	39,220	—	—	—	—	67,345
Substandard	19,810	6,202	303	1,038	—	—	27,353
Doubtful	—	263	—	—	—	—	263
Not formally rated	—	—	9,599	—	720	—	10,319
Total	$422,162	$796,345	$9,902	$67,525	$720	$239,791	$1,536,445

December 31, 2021
Grade:
Pass	$383,460	$676,081	$—	$41,762	$—	$253,764	$1,355,067
Special mention	29,004	41,921	—	—	—	—	70,925
Substandard	19,811	7,677	812	1,038	—	—	29,338
Doubtful	—	562	—	—	—	—	562
Not formally rated	—	—	—	—	1,519	—	1,519
Total	$432,275	$726,241	$812	$42,800	$1,519	$253,764	$1,457,411

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

Consumer loans are not formally rated.

(6)    Deposits

A summary of deposit balances, by type is as follows:

	At	At
	June 30,	December 31,
(In thousands)	2022	2021
Noninterest-bearing:
Demand	$675,411	$626,587
Interest-bearing:
NOW	267,333	197,884
Regular savings	158,593	155,267
Money market deposits	289,802	419,625
Certificates of deposit:
Certificate accounts of $250,000 or more	5,515	5,078
Certificate accounts less than $250,000	43,218	55,454
Total interest-bearing	764,461	833,308
Total deposits	$1,439,872	$1,459,895

(7)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”). Maturities of advances from the FHLB as of June 30, 2022 are summarized as follows:

(In thousands)
Fiscal Year-End
2022	$78,000
2023	8,500
2025	5,000
Total	$91,500

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial loans and qualified mortgage-backed government securities. At June 30, 2022, borrowings from the FHLB consisted of short-term borrowings, with original maturities of less than one year, totaling

$78.0 million and long-term borrowings, with original maturities more than one year, totaling $13.5 million. The interest rate on FHLB short-term borrowings was 1.70% at June 30, 2022. The interest rates on FHLB long-term advances ranged from 1.21% to 3.01%, with a weighted average interest rate of 2.11% at June 30, 2022.

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

Basis of Fair Value Measurements

•Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•Level 2 – Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

•Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

The following summarizes financial instruments measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2022
State and municipal securities	$11,339	$—	$11,339	$—
Asset-backed securities	6,929	—	6,929	—
Government mortgage-backed securities	12,900	—	12,900	—
Totals	$31,168	$—	$31,168	$—

December 31, 2021
State and municipal securities	$12,591	$—	$12,591	$—
Asset-backed securities	8,255	—	8,255	—
Government mortgage-backed securities	15,991	—	15,991	—
Totals	$36,837	$—	$36,837	$—

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

The following summarizes assets measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2022
Impaired loans
Commercial	$301	$—	$—	$301
Totals	$301	$—	$—	$301

December 31, 2021
Impaired loans
Commercial	$361	—	$—	$361
Totals	$361	$—	$—	$361

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2022
Impaired loans
Commercial	$301	Business valuation	Comparable company evaluations	0% - 28%

December 31, 2021
Impaired loans
Commercial	$361	Business valuation	Comparable company evaluations	0% - 24%

At June 30, 2022, the carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $2.1 million, net of charge offs of $1.8 million. There were no specific reserves on impaired commercial loans measured at fair value as of June 30, 2022. At December 31, 2021, the carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $3.2 million, net of specific reserves of $1.6 million and charge offs of $1.2 million.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at June 30, 2022 and December 31, 2021:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2022
Financial assets:
Cash and cash equivalents	$154,804	$154,804	$—	$—	$154,804
Available-for-sale debt securities	31,168	—	31,168	—	31,168
Federal Home Loan Bank of Boston stock	3,743	N/A	N/A	N/A	N/A
Loans, net	1,514,245	—	—	1,477,514	1,477,514
Accrued interest receivable	5,765	—	5,765	—	5,765
Financial liabilities:
Deposits	1,439,872	—	1,439,789	—	1,439,789
Borrowings	91,500	—	91,223	—	91,223

December 31, 2021
Financial assets:
Cash and cash equivalents	$153,115	$153,115	$—	$—	$153,115
Available-for-sale debt securities	36,837	—	36,837	—	36,837
Federal Home Loan Bank of Boston stock	785	N/A	N/A	N/A	N/A
Loans and loans held for sale, net	1,456,649	—	—	1,468,013	1,468,013
Accrued interest receivable	5,703	—	5,703	—	5,703
Financial liabilities:
Deposits	1,459,895	—	1,459,841	—	1,459,841
Borrowings	13,500	—	13,698	—	13,698

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of June 30, 2022 and December 31, 2021, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At June 30, 2022, the Bank exceeded the regulatory requirement for the capital conservation buffer.

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

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2022
Total Capital (to Risk Weighted Assets)	$234,129	14.24%	$131,544	>	8.0%	$164,430	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	215,157	13.08	98,658	>	6.0	131,544	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	215,157	13.08	73,994	>	4.5	106,880	>	6.5
Tier 1 Capital (to Average Assets)	215,157	11.92	72,188	>	4.0	90,235	>	5.0
December 31, 2021
Total Capital (to Risk Weighted Assets)	$221,865	14.18%	$125,177	>	8.0%	$156,472	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	202,369	12.93	93,883	>	6.0	125,177	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	202,369	12.93	70,412	>	4.5	101,706	>	6.5
Tier 1 Capital (to Average Assets)	202,369	12.07	67,072	>	4.0	83,840	>	5.0

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid in a year, without prior approval of regulatory agencies, to the net income of the Bank for the year plus the retained net income of the previous two years. For the six months ended June 30, 2022, net income of the Bank was $11.2 million and for the years ended December 31, 2021 and 2020, $16.1 million and $12.1 million, respectively, of retained earnings were available to pay dividends.

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In March 2021, the Company announced its plan to repurchase 1,400,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. During the six months ended June 30, 2022, the Company repurchased 180,434 shares of its outstanding common stock under this program.

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

Shares held by the ESOP include the following:

	June 30, 2022	December 31, 2021
Allocated	461,772	372,014
Committed to be released	44,879	89,758
Unallocated	1,032,217	1,077,096
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $16.2 million at June 30, 2022.

Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2022 and 2021 was $349,000 and $361,000, respectively. Total compensation expense recognized for the six months ended June 30, 2022 and 2021 was $732,000 and $647,000, respectively.

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

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share	June 30,	June 30,	June 30,	June 30,
dollar amounts)	2022	2021	2022	2021
Net Income attributable to common shareholders	$5,619	$3,166	$11,144	$7,463

Average number of common shares issued	17,765,817	18,293,573	17,810,916	18,532,879
Less:
average unallocated ESOP shares	(1,039,698)	(1,129,452)	(1,050,855)	(1,140,610)
average unvested restricted stock	(265,871)	(385,423)	(271,120)	(372,380)
Average number of common shares outstanding
to calculate basic earnings per common share	16,460,248	16,778,698	16,488,941	17,019,889

Effect of dilutive unvested restricted stock and stock option awards	422,685	559,964	468,245	422,522
Average number of common shares outstanding
to calculate diluted earnings per common share	16,882,933	17,338,662	16,957,186	17,442,411

Earnings per common share:
Basic	$0.34	$0.19	$0.68	$0.44
Diluted	$0.33	$0.18	$0.66	$0.43

Stock options for 198,627 and 115,385 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2022 and 2021, respectively, because they were anti-dilutive, meaning the exercise price for such options were higher than the average price for the Company for such period. For the six months ended June 30, 2022 and 2021, 185,022 and 706,408 shares, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

2022
Vesting period (years)	5
Expiration date (years)	10
Expected volatility	33.70%
Expected life (years)	7.5
Expected dividend yield	0.94%
Risk free interest rate	2.01%
Fair value per option	$6.04

A summary of the status of the Company’s stock option grants for the six months ended June 30, 2022 is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,558,963	$10.72
Granted	68,150	17.00
Forfeited	—	—
Exercised	(50,877)	9.94
Outstanding at June 30, 2022	1,576,236	$11.01	6.96	$7,476,000
Outstanding and expected to vest at June 30, 2022	1,576,236	$11.01	6.96	$7,476,000
Vested and Exercisable at June 30, 2022	805,038	$9.62	5.44	$4,895,000
Unrecognized compensation cost	$2,777,000
Weighted average remaining recognition period (years)	3.53

For the three months ended June 30, 2022 and 2021, total expense for the stock options was $218,000 and $304,000, respectively. For the six months ended June 30, 2022 and 2021, total expense for the stock options was $426,000 and $576,000, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plan for the six months ended June 30, 2022:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2021	277,925	$12.15
Granted	29,920	16.89
Forfeited	—	—
Vested	(11,610)	14.82
Unvested restricted stock awards at June 30, 2022	296,235	$12.53
Unrecognized compensation cost	$3,220,000
Weighted average remaining recognition period (years)	3.55

For the three months ended June 30, 2022 and 2021, total expense for the restricted stock awards was $250,000 and $370,000, respectively. For the six months ended June 30, 2022 and 2021, total expense for the restricted stock awards was $487,000 and $702,000, respectively.

(13)    Leases

The Company recognized right-of-use assets (“ROU”) totaling $4.0 million and $4.1 million at June 30, 2022 and December 31, 2021, respectively, and operating lease liabilities totaling $4.3 million and $4.4 million at June 30, 2022 and December 31, 2021, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and are not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for the leases on a straight-line basis over the lease term. For the six months ended June 30, 2022 and 2021, rent expense for the operating leases totaled $157,000.

The following table presents information regarding the Company’s operating leases:

	June 30,	December 31,
	2022	2021
Weighted-average discount rate	3.58%	3.57%
Range of lease expiration dates	1 – 14 years	1 – 14 years
Range of lease renewal options	5 – 20 years	5 – 20 years
Weighted-average remaining lease term	26.7 years	27.0 years

The following table presents the undiscounted annual lease payments under the terms of the Company’s operating leases at June 30, 2022 and December 31, 2021, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

	June 30,	December 31,
Fiscal Year-End	2022	2021
(In thousands)
2022	$131	$261
2023	264	264
2024	270	270
2025	280	280
2026	291	291
Thereafter	6,033	6,033
Total lease payments	7,269	7,399
Less imputed interest	(2,934)	(3,012)
Total lease liabilities	$4,335	$4,387

The lease liabilities recognized include certain lease extensions as it is expected that the Company will use substantially all lease renewal options.

(14)    Revenue Recognition

Revenue from contracts with customers in the scope of Accounting Standards Codification (“ASC Topic 606”) is measured based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 is intended to assist in understanding our financial condition and results of operations. Operating results for the three- and six-month periods ended June 30, 2022 may not be indicative of results for all of 2022 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by all loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factors are adjusted for the following qualitative factors: levels/trends in delinquencies and non-accruals; economic conditions, portfolio trends, portfolio concentrations, loan grading and management’s discretion. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2022 or during the year ended December 31, 2021.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate: All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. We no longer originate residential real estate loans, and previously we did not typically originate loans with a loan-to-value ratio greater than 80% or grant subprime loans. Loans with loan to value ratios greater than 80% require the purchase of private mortgage insurance.

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

Balance Sheet Analysis

Assets. Total assets were $1.79 billion at June 30, 2022, representing an increase of $58.7 million, or 3.4%, from $1.73 billion at December 31, 2021. The increase resulted primarily from an increase in net loans of $80.4 million, partially offset by a decrease in loans held for sale of $22.8 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.7 million, or 1.1%, to $154.8 million at June 30, 2022 from $153.1 million at December 31, 2021. The increase in cash and cash equivalents was primarily due to an increase in borrowings offset by a loan growth and a decrease in deposits.

Loans. At June 30, 2022, net loans were $1.51 billion, or 84.7% of total assets, compared to $1.43 billion, or 82.9% of total assets, at December 31, 2021. Increases in commercial loans of $70.1 million, or 9.7%, construction and land development loans of $24.7 million, or 57.8%, and residential loans of $9.1 million, or 1,119.5%, were partially offset by decreases in mortgage warehouse loans of $14.0 million, or 5.5%, commercial real estate loans of $10.1 million, or 2.3%, and consumer loans of $799,000, or 52.6%. The increase in residential loans is due to the reclassification of unsold residential loans from held for sale to held for investment during the second quarter. Our commercial loan growth was primarily due to growth in our enterprise value portfolio, loans to digital asset companies and a $30.0 million cash-secured loan originated during the first quarter. Our enterprise value portfolio increased $39.5 million, or 11.6%, to $379.8 million compared to $340.3 million at December 31, 2021 and loans to digital asset companies increased $18.1 million, or 15.0%, to $138.6 million compared to $120.5 million at December 31, 2021. These increases in commercial loan growth were offset by a decrease in PPP loans of $11.9 million, or 96.0%, and a decrease in our renewable energy loans of $713,000, or 1.1%. For a detailed discussion of our enterprise value, renewable energy and loans to digital asset companies, see “Business – Lending Activities – Commercial Business Loans” in our Annual Report on Form 10-K.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	June 30,		December 31,
	2022		2021
(In thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$422,162	27.48%	$432,275	29.66%
Commercial (1)	796,345	51.83%	726,241	49.83%
Residential real estate	9,902	0.64%	812	0.06%
Construction and land development	67,525	4.39%	42,800	2.94%
Consumer	720	0.05%	1,519	0.10%
Mortgage warehouse	239,791	15.61%	253,764	17.41%
	1,536,445	100.00%	1,457,411	100.00%
Allowance for loan losses	(18,972)		(19,496)
Deferred loan fees, net	(3,228)		(4,112)
Net loans	$1,514,245		$1,433,803

(1)Includes $138.6 million and $120.5 million in loans to digital asset companies at June 30, 2022 and December 31, 2021, respectively.

Deposits. Total deposits decreased $20.0 million, or 1.4%, to $1.44 billion at June 30, 2022 from $1.46 billion at December 31, 2021. The decrease in deposits was primarily due to a decrease of $129.8 million, or 30.9% in money market accounts and a decrease of $11.8 million, or 19.5%, in certificate of deposit accounts, partially offset by an increase of $69.4 million, or 35.1%, in NOW deposits, and an increase of $48.8 million, or 7.8%, in demand deposits. The decrease in money market and certificate of deposit accounts was primarily related to runoff of traditional deposits due to the Bank’s increased focus on growing noninterest-bearing deposit balances. Demand deposits increased primarily due to new and expanded relationships with traditional, digital asset, and banking as a service (“BaaS”) customers. BaaS deposit balances increased $37.0 million, or 61.8%, and were $96.9 million at June 30, 2022 compared to $59.9 million at December 31, 2021. Digital asset customer deposit balances increased $5.1 million, or 5.1%, and were $104.7 million at June 30, 2022 compared to $99.7 million at December 31, 2021. The expansion in our BaaS and digital asset relationships are the direct result of initiatives by the Bank to expand our services and customer base in these spaces. As of June 30, 2022, noninterest-bearing deposits represented 46.9% of total deposits compared to 42.9% as of December 31, 2021. With the successful increases in our BaaS and digital asset customer deposits, we were able to decrease interest-bearing deposits by not replacing brokered certificates of deposit as they matured.

	At	At
	June 30,	December 31,
(In thousands)	2022	2021
Noninterest-bearing:
Demand (1)(2)	$675,411	$626,587
Interest-bearing:
NOW	267,333	197,884
Regular savings	158,593	155,267
Money market deposits (3)	289,802	419,625
Certificates of deposit:
Certificate accounts of $250,000 or more	5,515	5,078
Certificate accounts less than $250,000	43,218	55,454
Total interest-bearing	764,461	833,308
Total deposits	$1,439,872	$1,459,895

(1)Includes $104.7 million and $99.7 million in digital asset customer deposits at June 30, 2022 and December 31, 2021, respectively.

(2)Includes $96.9 million and $59.9 million in BaaS deposits at June 30, 2022 and June 30, 2021, respectively.

(3)Includes $10.1 million in digital asset customer deposits at December 31, 2021, there were no interest-bearing digital asset customer deposits at June 30, 2022.

Borrowings. Borrowings increased $78.0 million, or 577.8%, to $91.5 million at June 30, 2022, from $13.5 million at December 31, 2021. The increase was due to $78.0 million in overnight borrowings which was used to fund loan growth.

Shareholders’ Equity. Total shareholders’ equity increased $6.1 million, or 2.6%, to $239.9 million at June 30, 2022, from $233.8 million at December 31, 2021. The increase was primarily due to net income of $11.1 million, stock based compensation expense of $913,000 and employee stock ownership plan shares earned of $732,000, partially offset by the repurchase of 180,434 shares of common stock for $2.9 million, other comprehensive loss of $2.3 million, and $1.3 million from dividends paid. Book value per share increased to $13.54 at June 30, 2022 from $13.09 at December 31, 2021.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	June 30,	December 31,
(Dollars in thousands)	2022	2021
Non-accrual loans:
Commercial real estate	$—	$—
Commercial	301	2,080
Residential real estate	303	812
Construction and land development	—	—
Consumer	4	—
Mortgage warehouse	—	—
Total non-accrual loans	608	2,892
Accruing loans past due 90 days or more	—	—
Other real estate owned	—	—
Total non-performing assets	$608	$2,892

Total loans (1)	$1,533,217	$1,453,299
Total assets	$1,788,025	$1,729,283
Total non-performing loans to total loans (1)	0.04%	0.20%
Total non-performing assets to total assets	0.03%	0.17%

(1)Loans are presented before the allowance for loan losses but include deferred fees/costs.

Non-accrual commercial loan balances decreased for the six-month period ended June 30, 2022 primarily due to a $1.2 million charge-off on a commercial relationship that was on non-accrual status and fully reserved for at December 31, 2021, and another $351,000 charge-off on a commercial relationship that was on non-accrual status with specific reserves of $343,000 at December 31, 2021. The remaining balance of $100,000 related to this relationship remains on non-accrual with no specific reserve due to sufficient collateral coverage. Non-accrual residential real estate loan balances decreased for the six-month period ended June 30, 2022 primarily due to the sale at foreclosure of a $411,000 residential relationship that was on non-accrual status at December 31, 2021.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Six Months Ended
	June 30,
(Dollars in thousands)	2022	2021
Allowance at beginning of period	$19,496	$18,518
Provision for loan losses	1,088	2,422
Charge offs:
Commercial real estate	—	150
Commercial	1,689	1,409
Residential real estate	—	—
Construction and land development	—	—
Consumer	35	191
Mortgage warehouse	—	—
Total charge-offs	1,724	1,750

Recoveries:
Commercial real estate	—	81
Commercial	93	97
Residential real estate	—	2
Construction and land development	—	—
Consumer	19	42
Mortgage warehouse	—	—
Total recoveries	112	222

Net charge-offs	1,612	1,528

Allowance at end of period	$18,972	$19,412

Non-performing loans at end of period	$608	$4,666
Total loans outstanding at end of period (1)	1,533,217	1,354,047
Average loans outstanding during the period (1)	1,467,122	1,310,127

Allowance to non-performing loans	3,120.39%	416.03%
Allowance to total loans outstanding at end of period	1.24%	1.43%
Net charge-offs to average loans outstanding during the period (annualized)	0.22%	0.23%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

During the six months ended June 30, 2022, the provision for loan losses was $1.1 million compared to $2.4 million for the same period in 2021. The changes in the provision were based on management’s assessment of economic conditions, loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

General. Net income increased $2.5 million, or 77.5%, to $5.6 million for the three months ended June 30, 2022 from $3.2 million for the three months ended June 30, 2021. The increase was primarily related to an increase of $4.0 million in net interest and dividend income, a decrease in provision for loan losses of $664,000, and an increase in noninterest income of $449,000, partially offset by increases in noninterest expense of $1.8 million and income tax expense of $847,000.

Interest and Dividend Income. Interest and dividend income increased $3.6 million, or 23.5%, to $19.2 million for the three months ended June 30, 2022 from $15.5 million for the three months ended June 30, 2021. This increase was primarily attributable to an increase in interest and fees on loans, which increased $3.3 million, or 21.3%, to $18.6 million for the three months ended June 30, 2022 from $15.3 million for the three months ended June 30, 2021.The increase in interest income on loans was primarily due to an increase in the average balance of loans of $162.3 million, or 12.5%, to $1.47 billion for the three months ended June 30, 2022, from $1.30 billion for the three months ended June 30, 2021.

Interest Expense. Interest expense decreased $363,000, or 43.3%, to $547,000 for the three months ended June 30, 2022 from $910,000 for the three months ended June 30, 2021. The decrease was caused by decreases in interest expense on deposits which decreased $363,000, or 43.3%, to $476,000 for the three months ended June 30, 2022 from $839,000 for the three months ended June 30, 2021. This was primarily due to a decrease in average interest-bearing deposits of $19.3 million, or 2.3%, which was the result of strategic initiatives of the Bank. Also contributing to the decrease in interest expense was a decrease in the cost of interest-bearing deposits of 17 basis points to 0.24% for the quarter ended June 30, 2022 when compared to the same quarter in 2021.

Net Interest and Dividend Income. Net interest and dividend income increased by $4.0 million, or 27.4%, to $18.6 million for the three months ended June 30, 2022 from $14.6 million for the three months ended June 30, 2021. The growth in net interest and dividend income was primarily the result of an increase in our average interest earning assets of $240.3 million, or 16.3% and an increase in net interest margin of 38 basis points to 4.33%.

Provision for Loan Losses. The provision for loan losses was $1.0 million for the three months ended June 30, 2022 compared to $1.7 million for the three months ended June 30, 2021, which was a decrease of $664,000, or 39.8%. The changes in the provision were based on loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans, and other asset quality trends. The provision recorded resulted in an allowance for loan losses of $19.0 million, or 1.24% of total loans, at June 30, 2022, compared to $19.5 million, or 1.34% of total loans, at December 31, 2021, and $19.4 million, or 1.43% of total loans, at June 30, 2021.

Noninterest Income. Noninterest income increased $449,000, or 40.7%, to $1.6 million for the three months ended June 30, 2022 compared to $1.1 million for the three months ended June 30, 2021. The increase was primarily due to an increase in net gains on loans sold and customer service fees on deposit accounts. Net gains on loans sold totaled $187,000 for the quarter ended June 30, 2022 and were primarily due to the sale of residential mortgage loans totaling $10.7 million; there were no gains on loans sold for the quarter ended June 30, 2021. Customer services fees on deposit accounts increased $186,000, or 43.0%, which is primarily attributable to fees generated from cash vault services for our customers who operate Bitcoin ATMs, as well as growth in our business accounts related to our deposit services for digital asset and BaaS customers.

Noninterest Expense. Noninterest expense increased $1.8 million, or 19.0%, to $11.3 million for the three months ended June 30, 2022 compared to $9.5 million for the three months ended June 30, 2021. The increase in noninterest expense is primarily due to an increase in salaries and employee benefits, insurance expense, other expense and professional fees. The increase of $618,000, or 9.2%, in salary and employee benefits was primarily due to an increase in staff to support business growth, including the development and implementation of new technologies and specialty lending products. The increase in insurance expense of $410,000, or 1,078.9%, is due to a renewal and reassessment that incorporates consideration of our loan and deposit services for digital asset customers. Other expense increased $396,000, or 51.8%, primarily due to costs related to the onboarding of new lending customers in the digital asset space, recruitment expense, and cost paid for employees to attend trainings and conferences. Professional fees increased $240,000, or 51.2%, primarily due to increase legal fees, audit and compliance costs, and fees paid for contracted employees.

Income Tax Provision. We recorded a provision for income taxes of $2.2 million for the three months ended June 30, 2022, reflecting an effective tax rate of 28.0%, compared to a provision of $1.3 million for the three months ended June 30, 2021, reflecting an effective tax rate of 29.8%.

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

	For the Three Months Ended
	June 30,			June 30,
	2022			2021
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (6)	Balance	Paid	Rate (6)
Assets:
Interest-earning assets:
Loans (1)(2)	$1,465,000	$18,558	5.07%	$1,302,699	$15,298	4.70%
Short-term investments	219,555	400	0.73%	140,985	29	0.08%
Debt securities available-for-sale	32,687	190	2.33%	33,798	183	2.17%
Federal Home Loan Bank stock	1,388	4	1.15%	843	3	1.42%
Total interest-earning assets	1,718,630	19,152	4.46%	1,478,325	15,513	4.20%
Non-interest earning assets	88,932			70,357
Total assets	$1,807,562			$1,548,682
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$152,932	$51	0.13%	$151,381	$56	0.15%
Money market accounts	331,998	211	0.25%	375,537	447	0.48%
NOW accounts	264,038	135	0.20%	157,845	89	0.23%
Certificates of deposit	58,781	79	0.54%	142,258	247	0.69%
Total interest-bearing deposits	807,749	476	0.24%	827,021	839	0.41%
Borrowings
Short-term borrowings	857	—	—%	—	—
Long-term borrowings	13,500	71	2.10%	13,500	71	2.10%
Total borrowings	14,357	71	1.98%	13,500	71
Total interest-bearing liabilities	822,106	547	0.27%	840,521	910	0.43%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	726,623			452,766
Other noninterest-bearing liabilities	19,568			18,731
Total liabilities	1,568,297			1,312,018
Total equity	239,265			236,664
Total liabilities and
equity	$1,807,562			$1,548,682
Net interest income		$18,605			$14,603
Interest rate spread (3)			4.19%			3.77%
Net interest-earning assets (4)	$896,524			$637,804
Net interest margin (5)			4.33%			3.95%
Average interest-earning assets to interest-bearing liabilities	209.05%			175.88%

(1)Interest earned/paid on loans includes fee income related to SBA loan fee accretion of $96,000 and $614,000 for the three months ended June 30, 2022 and June 30, 2021, respectively. Interest earned/paid on loans also includes mortgage warehouse loan origination fee income of $239,000 and $290,000 for the three months ended June 30, 2022 and June 30, 2021, respectively.

(2)Includes loans held for sale.

(3)Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average of interest-bearing liabilities.

(4)Net interest-earning assets represent total interest earning assets less total interest-bearing liabilities.

(5)Net interest margin represents net interest income divided by average total interest-earning assets.

(6)Annualized.

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

	For the Three Months Ended June 30, 2022
	Compared to the Three Months Ended June 30, 2021
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$1,262	$1,998	$3,260
Short-term investments	346	25	371
Debt securities available-for-sale	13	(6)	7
Federal Home Loan Bank stock	(1)	2	1
Total interest-earning assets	1,620	2,019	3,639
Interest-bearing liabilities:
Savings accounts	(6)	1	(5)
Money market accounts	(189)	(47)	(236)
NOW accounts	(9)	55	46
Certificates of deposit	(47)	(121)	(168)
Total interest-bearing deposits	(251)	(112)	(363)
Borrowings
Short-term borrowings	—	—	—
Long-term borrowings	—	—	—
Total borrowings	—	—	—
Total interest-bearing liabilities	(251)	(112)	(363)
Change in net interest income	$1,871	$2,131	$4,002

Results of Operations for the Six Months Ended June 30, 2022 and 2021

General. Net income increased $3.6 million, or 49.3%, to $11.1 million for the six months ended June 30, 2022 from $7.5 million for the six months ended June 30, 2021. The increase was primarily related to an increase of $7.0 million in net interest and dividend income, a decrease in provision for loan losses of $1.3 million, and an increase in noninterest income of $751,000, partially offset by increases in noninterest expense of $4.0 million and income tax expense of $1.4 million.

Interest and Dividend Income. Interest and dividend income increased $6.2 million, or 19.7%, to $37.6 million for the six months ended June 30, 2022 from $31.4 million for the six months ended June 30, 2021. This increase was primarily attributable to an increase in interest and fees on loans, which increased $5.8 million, or 18.6%, to $36.8 million for the six months ended June 30, 2022 from $30.1 million for the six months ended June 30, 2021. The increase in interest income on loans was primarily due to an increase in the average balance of loans of $160.0 million, or 12.0%, to $1.47 billion for the six months ended June 30, 2022, from $1.31 billion for the six months ended June 30, 2021.

Interest Expense. Interest expense decreased $819,000, or 43.3%, to $1.1 million for the six months ended June 30, 2022 from $1.9 million for the six months ended June 30, 2021. The decrease was caused by decreases in interest expense on deposits which decreased $819,000, or 46.8%, to $931,000 for the six months ended June 30, 2022 from $1.8 million for the six months ended June 30, 2021. This was primarily due to a decrease in average interest-bearing deposits of $32.9 million, or 3.9%, which was the result of strategic initiatives of the Bank. Also contributing to the decrease in interest expense was a decrease in the cost of interest-bearing deposits of 19 basis points to 0.23% for the six months ended June 30, 2022 when compared to the same quarter in 2021.

Net Interest and Dividend Income. Net interest and dividend income increased by $8.4 million, or 30.8%, to $36.5 million for the six months ended June 30, 2022 from $29.5 million for the six months ended June 30, 2021. The growth in net interest and dividend income was primarily the result of an increase in our average interest earning assets of $210.7 million, or 14.3% and an increase in net interest margin of 33 basis points to 4.35%.

Provision for Loan Losses. The provision for loan losses was $1.1 million for the six months ended June 30, 2022 compared to $2.4 million for the six months ended Jun 30, 2021, which was a decrease of $1.3 million, or 55.1%. The changes in the provision were based on loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans, and other asset quality trends.

Noninterest Income. Noninterest income increased $751,000, or 35.4%, to $2.9 million for the six months ended June 30, 2022 compared to $2.1 million for the six months ended June 30, 2021. The increase was primarily due to an increase in customer service fees on deposit accounts of $388,000, or 47.8%, an increase of $275,000, or 3,055.6% in net gains on sold loans, and an increase in bank owned life insurance income of $72,000, or 16.3%. The increase in customer service fees on deposit accounts is attributable to fees generated from cash vault services for our customers who operate Bitcoin ATMs, as well as growth in our business accounts related to our deposit services for digital asset and BaaS customers. The increase in net gains on sold loans was primarily due to the sale of residential mortgage loans totaling $10.7 million in June. The increase in bank owned life insurance income is primarily due to the purchase of additional insurance policies in the fourth quarter of 2021.

Noninterest Expense. Noninterest expense increased $4.0 million, or 21.4%, to $22.8 million for the six months ended June 30, 2022 compared to $18.7 million for the six months ended June 30, 2021. The increase in noninterest expense is primarily due to an increase in salaries and employee benefits, insurance expense, professional fees and other expenses, as well as a write down of a receivable balance in the first half of 2022. The increase of $1.3 million, or 10.1%, in salary and employee benefits was primarily due to an increase in staff to support business growth, including the development and implementation of new technologies and specialty lending products. The increase in insurance expense of $823,000, or 1,143.1%, is due to a renewal and reassessment that incorporates consideration of our loan and deposit services for digital asset customers. The increase in professional fees of $537,000, or 59.7%, was primarily due to increased legal fees, audit and compliance, and fees paid for contracted employees. The increase in other expenses of $537,000, or 34.9%, was primarily due to costs related to the onboarding of new lending customers in the digital asset space, recruitment expenses, and costs paid for employees to attend trainings and conferences. Also contributing to the increase in noninterest expense was the write down of an SBA receivable in the first quarter of 2022 that occurred after the Company evaluated the collectability and determined that $395,000 was uncollectible.

Income Tax Provision. We recorded a provision for income taxes of $4.4 million for the six months ended June 30, 2022, reflecting an effective tax rate of 28.4%, compared to a provision of $3.0 million for the six months ended June 30, 2021, reflecting an effective tax rate of 28.7%.

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

	For the Six Months Ended June 30,
	2022			2021
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (6)	Balance	Paid	Rate (6)
Assets:
Interest-earning assets:
Loans (1)(2)	$1,467,122	$36,770	5.01%	$1,310,127	$30,995	4.73%
Short-term investments	178,483	459	0.51%	126,671	52	0.08%
Debt securities available-for-sale	34,245	365	2.13%	32,578	348	2.14%
Federal Home Loan Bank stock	1,088	8	1.47%	869	7	1.61%
Total interest-earning assets	1,680,938	37,602	4.47%	1,470,245	31,402	4.27%
Non-interest earning assets	87,247			68,269
Total assets	$1,768,185			$1,538,514
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$153,205	$91	0.12%	$151,378	$111	0.15%
Money market accounts	362,268	460	0.25%	375,309	924	0.49%
NOW accounts	228,498	218	0.19%	155,582	187	0.24%
Certificates of deposit	59,699	162	0.54%	154,256	528	0.68%
Total interest-bearing deposits	803,670	931	0.23%	836,525	1,750	0.42%
Borrowings
Short-term borrowings	431	—		—	—
Long-term borrowings	13,500	141		13,500	141
Total borrowings	13,931	141	2.02%	13,500	141	2.09%
Total interest-bearing liabilities	817,601	1,072	0.26%	850,025	1,891	0.44%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	692,394			432,670
Other noninterest-bearing liabilities	20,312			18,361
Total liabilities	1,530,307			1,301,056
Total equity	237,878			237,458
Total liabilities and
equity	$1,768,185			$1,538,514
Net interest income		$36,530			$29,511
Interest rate spread (3)			4.21%			3.83%
Net interest-earning assets (4)	$863,337			$620,220
Net interest margin (5)			4.35%			4.01%
Average interest-earning assets to
interest-bearing liabilities	205.59%			172.96%

(1) Interest earned/paid on loans includes fee income related to SBA loan fee accretion of $468,000 and $1.2 million for the six months ended June 30, 2022 and June 30, 2021, respectively. Interest earned/paid on loans also includes mortgage warehouse loan origination fee income of $580,000 and $678,000 for the six months ended June 30, 2022 and June 30, 2021, respectively.

(2) Includes loans held for sale.

(3) Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average of interest-bearing liabilities.

(4) Net interest-earning assets represent total interest earning assets less total interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average total interest-earning assets.

(6) Annualize

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effect attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume

	For the Six Months Ended June 30, 2022
	Compared to the Six Months Ended June 30, 2021
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$1,913	$3,862	$5,775
Short-term investments	378	29	407
Investment securities	(1)	18	17
Federal Home Loan Bank stock	(1)	2	1
Total interest-earning assets	2,289	3,911	6,200
Interest-bearing liabilities:
Savings accounts	(21)	1	(20)
Money Market accounts	(433)	(31)	(464)
NOW accounts	(44)	75	31
Certificates of deposit	(92)	(274)	(366)
Total interest-bearing deposits	(590)	(229)	(819)
Borrowings
Short-term borrowings	—	—	—
Long-term borrowings	—	—	—
Total borrowings	—	—	—
Total interest-bearing liabilities	(590)	(229)	(819)
Change in net interest income	$2,879	$4,140	$7,019

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

The following table presents the estimated changes in net interest income of the Company that would result from changes in market interest rates over twelve-month periods beginning Jun 30, 2022.

	At
	June 30,
	2022
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
200	$76,236	4.70%
0	72,791	—
(100)	67,202	(7.70)%
(200)	61,339	(15.70)%

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

The following table presents the estimated changes in EVE of the Company that would result from changes in market interest rates as of June 30, 2022.

	At
	June 30,
	2022
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
400	$384,126	(0.30)%
300	384,086	(0.30)%
200	383,859	(0.30)%
100	386,739	0.40%
0	385,161	—
(100)	367,068	(4.70)%
(200)	348,923	(9.40)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2022, cash and cash equivalents totaled $154.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $31.2 million at June 30, 2022. Warehouse loans that have a short-term duration also provide additional sources of liquidity. The balance that meets the definition of a liquid asset totaled $204.8 million as of June 30, 2022.

At June 30, 2022, we had the ability to borrow $110.7 million from the Federal Home Loan Bank of Boston. On that date, we had $91.5 million in advances outstanding. At June 30, 2022, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $247.3 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At June 30, 2022 and December 31, 2021, we had $71.2 million and $16.4 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at June 30, 2022 and December 31, 2021, we had $388.4 million and $307.5 million in unadvanced funds to borrowers, respectively. We also had $1.6 million and $1.3 million in outstanding letters of credit at June 30, 2022 and December 31, 2021.

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

Non-core deposits, or volatile deposits, are accounts where full banking services are not utilized or there is significant volatility expected. The Company has identified $24.0 million and $44.0 million in volatile deposits as of June 30, 2022 and December 31, 2021, respectively.

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

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At June 30, 2022, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)On March 12, 2021, the Company announced that its Board of Directors had adopted a stock repurchase program under which it would repurchase up to 1,400,000 shares of its common stock, or approximately 7.5% of the then-current outstanding shares. The repurchase program has no expiration date. The Company’s repurchases of common stock for the second quarter of 2022, under the repurchase program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	2,315	$15.57	—	339,726
May 1, 2022 - May 31, 2022	28,828	$15.10	28,828	310,898
June 1, 2022 - June 30, 2022	56,377	$15.91	56,377	254,521
Total	87,520	$15.63	85,205

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date: August 12, 2022	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: August 12, 2022	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer