Form 10-Q
period 2022-09-30
Provident Bancorp, Inc. /MD/
filed 2023-01-17
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of January 6, 2023, there were 17,669,698 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.Financial Information

Item 1.Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	September 30,	December 31,
	2022	2021
(Dollars in thousands)	(unaudited)
Assets
Cash and due from banks	$40,870	$22,470
Short-term investments	115,044	130,645
Cash and cash equivalents	155,914	153,115
Debt securities available-for-sale (at fair value)	29,168	36,837
Federal Home Loan Bank stock, at cost	3,413	785
Loans held for sale	—	22,846
Loans, net of allowance for loan losses of $29,046 and $19,496 as of
September 30, 2022 and December 31, 2021, respectively	1,478,451	1,433,803
Bank owned life insurance	43,347	42,569
Premises and equipment, net	13,767	14,258
Other repossessed assets	10,451	—
Accrued interest receivable	5,973	5,703
Right-of-use assets	3,981	4,102
Other assets	29,219	15,265
Total assets	$1,773,684	$1,729,283

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$662,291	$626,587
Interest-bearing	809,218	833,308
Total deposits	1,471,509	1,459,895
Borrowings:
Short-term borrowings	67,000	—
Long-term borrowings	13,500	13,500
Total borrowings	80,500	13,500
Operating lease liabilities	4,308	4,387
Other liabilities	13,389	17,719
Total liabilities	1,569,706	1,495,501
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
17,738,957 and 17,854,649 shares issued and outstanding
at September 30, 2022 and December 31, 2021, respectively	177	179
Additional paid-in capital	122,412	123,498
Retained earnings	91,915	118,087
Accumulated other comprehensive (loss) income	(2,434)	649
Unearned compensation - ESOP	(8,092)	(8,631)
Total shareholders' equity	203,978	233,782
Total liabilities and shareholders' equity	$1,773,684	$1,729,283

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$20,147	$16,084	$56,917	$47,079
Interest and dividends on debt securities available-for-sale	203	183	576	538
Interest on short-term investments	357	69	816	121
Total interest and dividend income	20,707	16,336	58,309	47,738
Interest expense:
Interest on deposits	846	760	1,777	2,510
Interest on short-term borrowings	34	—	34	—
Interest on long-term borrowings	72	72	213	213
Total interest expense	952	832	2,024	2,723
Net interest and dividend income	19,755	15,504	56,285	45,015
Provision for loan losses	56,310	232	57,398	2,654
Net interest and dividend (loss) income after provision for loan losses	(36,555)	15,272	(1,113)	42,361
Noninterest income:
Customer service fees on deposit accounts	789	485	1,989	1,297
Service charges and fees - other	222	818	1,050	1,606
Bank owned life insurance income	264	509	778	951
(Loss) gain on loans sold, net	(12)	—	272	9
Other income	76	11	122	81
Total noninterest income	1,339	1,823	4,211	3,944
Noninterest expense:
Salaries and employee benefits	7,653	7,136	22,164	20,317
Occupancy expense	450	449	1,287	1,278
Equipment expense	147	128	428	377
Deposit insurance	161	124	466	341
Data processing	347	320	1,026	955
Marketing expense	66	36	263	154
Professional fees	736	410	2,173	1,310
Directors' compensation	255	259	776	774
Software depreciation and implementation	398	255	1,019	742
Write down of other assets and receivables	—	225	395	225
Insurance expense	448	38	1,343	110
Other repossessed assets expense	145	—	145	—
Other	1,243	688	3,318	2,226
Total noninterest expense	12,049	10,068	34,803	28,809
(Loss) income before income tax (benefit) expense	(47,265)	7,027	(31,705)	17,496
Income tax (benefit) expense	(11,956)	1,940	(7,540)	4,946
Net (loss) income	$(35,309)	$5,087	$(24,165)	$12,550
(Loss) Earnings per share:
Basic	$(2.15)	$0.31	$(1.47)	$0.74
Diluted	(2.15)	$0.30	(1.47)	$0.72
Weighted Average Shares:
Basic	16,456,274	16,637,852	16,477,933	16,870,674
Diluted	16,456,274	17,235,852	16,477,933	17,344,147

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In thousands)
Net (loss) income	$(35,309)	$5,087	$(24,165)	$12,550
Other comprehensive income:
Unrealized holding losses arising during the period on debt securities available-for-sale	(1,009)	(88)	(4,010)	(172)
Unrealized loss	(1,009)	(88)	(4,010)	(172)
Income tax effect	231	22	927	47
Total other comprehensive loss	(778)	(66)	(3,083)	(125)
Comprehensive (loss) income	$(36,087)	$5,021	$(27,248)	$12,425

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended September 30, 2022 and 2021
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, June 30, 2022	17,718,522	$177	$121,770	$127,890	$(1,656)	$(8,272)	$239,909
Net loss	—	—	—	(35,309)	—	—	(35,309)
Dividends declared ($0.04 per share)	—	—	—	(666)	—	—	(666)
Other comprehensive loss	—	—	—	—	(778)	—	(778)
Stock-based compensation expense, net of forfeitures	—	—	480	—	—	—	480
Restricted stock award grants, net of forfeitures	19,435	—	—	—	—	—	—
Stock options exercised, net	1,000	—	8	—	—	—	8
ESOP shares earned	—	—	154	—	—	180	334
Balance, September 30, 2022	17,738,957	$177	$122,412	$91,915	$(2,434)	$(8,092)	$203,978

Balance, June 30, 2021	18,246,136	$182	$128,666	$110,752	$999	$(8,991)	$231,608
Net income	—	—	—	5,087	—	—	5,087
Dividends declared ($0.04 per share)	—	—	—	(676)	—	—	(676)
Other comprehensive loss	—	—	—	—	(66)	—	(66)
Stock-based compensation expense, net of forfeitures	—	—	700	—	—	—	700
Repurchase of common stock	(357,877)	(3)	(5,764)	—	—	—	(5,767)
Stock options exercised, net	1,500	—	13	—	—	—	13
ESOP shares earned	—	—	182	—	—	180	362
Balance, September 30, 2021	17,889,759	$179	$123,797	$115,163	$933	$(8,811)	$231,261

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	For the nine months ended September 30, 2022 and 2021
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, December 31, 2021	17,854,649	$179	$123,498	$118,087	$649	$(8,631)	$233,782
Net loss	—	—	—	(24,165)	—	—	(24,165)
Dividends declared ($0.12 per share)	—	—	—	(2,007)	—	—	(2,007)
Other comprehensive loss	—	—	—	—	(3,083)	—	(3,083)
Stock-based compensation expense, net of forfeitures	—	—	1,393	—	—	—	1,393
Restricted stock award grants, net of forfeitures	49,355	—	—	—	—	—	—
Repurchase of common stock	(180,434)	(2)	(2,858)	—	—	—	(2,860)
Shares surrendered related to tax withholdings on restricted stock awards	(2,517)	—	(40)	—	—	—	(40)
Stock options exercised, net	17,904	—	(108)	—	—	—	(108)
ESOP shares earned	—	—	527	—	—	539	1,066
Balance, September 30, 2022	17,738,957	$177	$122,412	$91,915	$(2,434)	$(8,092)	$203,978

Balance, December 31, 2020	19,047,544	$191	$139,450	$104,508	$1,058	$(9,351)	$235,856
Net income	—	—	—	12,550	—	—	12,550
Dividends declared ($0.11 per share)	—	—	—	(1,895)	—	—	(1,895)
Other comprehensive loss	—	—	—	—	(125)	—	(125)
Stock-based compensation expense, net of forfeitures	—	—	1,978	—	—	—	1,978
Restricted stock award grants, net of forfeitures	60,000	—	—	—	—	—	—
Repurchase of common stock	(1,226,976)	(12)	(18,120)	—	—	—	(18,132)
Shares surrendered related to tax withholdings on restricted stock awards	(202)	—	(2)	—	—	—	(2)
Stock options exercised, net	9,393	—	22	—	—	—	22
ESOP shares earned	—	—	469	—	—	540	1,009
Balance, September 30, 2021	17,889,759	$179	$123,797	$115,163	$933	$(8,811)	$231,261

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(24,165)	$12,550
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	146	136
ESOP expense	1,066	1,009
Change in deferred loan fees, net	123	639
Provision for loan losses	57,398	2,654
Depreciation and amortization	817	760
(Increase) Decrease in accrued interest receivable	(270)	1,301
Deferred tax benefit	(7,752)	(863)
Share-based compensation expense	1,393	1,978
Bank-owned life insurance income	(778)	(664)
Proceeds from death benefit on cash surrender value for bank-owned life insurance	—	(287)
Principal repayments of operating lease obligations	(79)	(75)
Gain on loans sold, net	(272)	—
Net increase in other assets	(5,274)	(1,642)
Net (decrease) increase in other liabilities	(4,330)	496
Net cash provided by operating activities	18,023	17,992

Cash flows from investing activities:
Purchases of debt securities available-for-sale	—	(10,639)
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	3,513	6,644
(Purchase) Redemption of Federal Home Loan Bank stock	(2,628)	110
Loan originations and purchases, net of paydowns	(107,901)	(10,968)
Proceeds from loan sales	15,839	—
Proceeds from principal repayments on loans held for sale	2,560	—
Additions to premises and equipment	(206)	(290)
Proceeds from distribution of bank owned life insurance	—	809
Net cash used in investing activities	(88,823)	(14,334)

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Cash flows from financing activities:
Net increase in noninterest-bearing accounts	35,704	111,760
Net (decrease) increase in interest-bearing accounts	(24,090)	11,931
Cash dividends paid on common stock	(2,007)	(1,895)
(Payments) Proceeds from exercise of stock options, net	(108)	22
Net change in short-term borrowings	67,000	—
Shares surrendered related to tax withholdings on restricted stock awards	(40)	(2)
Repurchase of common stock	(2,860)	(18,132)
Net cash provided by financing activities	73,599	103,684
Net increase in cash and cash equivalents	2,799	107,342
Cash and cash equivalents at beginning of period	153,115	83,819
Cash and cash equivalents at end of period	$155,914	$191,161

Supplemental disclosures:
Interest paid	$2,023	$2,723
Income taxes paid	4,771	6,804
Reclassification of loans held for sale to loans held for investment	9,599	—
Loans transferred to other repossessed assets	10,451	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Maryland corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2021 have been reclassified to be consistent with the 2022 consolidated financial statement presentation, which had no effect on the net income reported in the consolidated statements of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary BankProv (the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation, 5 Market Street Security Corporation, and Prov 1, LLC. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account. Prov 1, LLC was established to facilitate the sale of assets held as debt previously contracted. All significant inter-company balances and transactions have been eliminated in consolidation.

(2)    Corporate Structure

The Company is a Maryland corporation whose primary purpose is to act as the holding company for the Bank. The Bank, headquartered in Amesbury, Massachusetts, operates its business from seven banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Bedford, and Seabrook, New Hampshire. The Bank also has two loan production offices in Boston, Massachusetts and Ponte Vedra, Florida. The Bank’s primary deposit products are checking, savings, and term certificate accounts and its primary lending products are commercial mortgages, commercial, and mortgage warehouse loans. BankProv is also a commercial bank for corporate clients, specializing in offering adaptive and technology-first banking solutions to niche markets.

(3)    Risks and Uncertainties – Digital Asset Lending and Other Repossessed Assets

On September 30, 2022, the Bank repossessed cryptocurrency mining rigs in exchange for the forgiveness of a $27.4 million loan relationship. Upon repossession, the assets were written down through an $11.3 million charge-off through allowance for loan losses on September 30, 2022. Due to continued volatility in the Bitcoin markets, the Company evaluated subsequent events and took an additional charge-off through the allowance for loan losses in the amount $5.6 million. The repossessed cryptocurrency mining rigs were reported as other repossessed assets at their fair value less costs to sell, establishing a new cost basis in the amount of $10.5 million on the September 30, 2022 Consolidated Balance Sheets. These other repossessed assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure a valuation allowance related to the other repossessed assets would be recorded through expense and operating costs (if any) are expensed.

The estimates and assumptions that went into the valuation of the mining rigs held as repossessed assets, were based on market data and sales recorded by the Company during the quarter ended December 31, 2022. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The Bitcoin markets as well as the markets for cryptocurrency mining rigs are highly volatile and speculative and subject to a variety of risks, including market and liquidity risks. Changes in market driven factors, among others, could have a material impact on the values reported at September 30, 2022.

In the event of further deterioration in the value of cryptocurrency mining rigs, the Company could recognize additional increases in the provision for loan losses and the allowance for loan losses related to loans collateralized by cryptocurrency mining rigs. In addition, the Company would also likely see increases in loan workout expenses related to the portfolio of loans secured by cryptocurrency mining rigs as well as expenses related to other repossessed assets.

(4)    Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” Commonly referred to as “CECL”, the ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace the current “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. In October 2019, FASB approved a delay in the implementation until January 2023 for smaller reporting companies as defined by the SEC. The amendments in this update were effective for the Company on January 1, 2023.

As previously disclosed, the Company formed a cross-functional working group to work through its implementation of CECL. The Company has completed its selection of the modeling methods, has run parallel processes and is in the final review stages of completing its documentation including third party model validations.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326) – Trouble Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on trouble debt restructurings (“TDRs”) for creditors in Accounting Standards Codification (“ASC”) 310-40 and amends the guidance on “vintage disclosures” to require disclosures of current-period gross write-offs by year of origination. The ASC also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company on January 1, 2023 in conjunction with the adoption of ASU No. 2016-13. The Company is in the final stages of completing its evaluation, however, the adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company has formed a cross-functional working group to lead the transition from LIBOR. As of January 1, 2022, the Company no longer originated loans tied to LIBOR. For existing agreements that reference LIBOR, that Company has included fallback language and is actively working on converting these agreements to reference an alternative index. The Company does not expect that this ASU will have a material impact on the Company’s consolidated financial statements.

In March 2022, the SEC released Staff Accounting Bulletin No. 121 (“SAB 121”), which provides interpretive guidance regarding accounting for obligations to safeguard crypto-assets an entity holds for its platform users. The interpretive guidance requires an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets held for its platform users, along with a corresponding asset, both of which are measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding assets and may require other information about risks and uncertainties arising from the entity’s safeguarding activities. SAB 121 is effective no later than the first interim or annual period ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year. The Company has completed an evaluation and concluded that it does not have a safeguarding obligation under SAB 121 for the digital asset collateral associated with its loans and therefore the accounting and disclosures do not apply.

(5)    Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at September 30, 2022 and December 31, 2021:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
September 30, 2022
State and municipal securities	$11,922	$2	$1,085	$10,839
Asset-backed securities	7,416	—	928	6,488
Government mortgage-backed securities	12,988	—	1,147	11,841
Total debt securities available-for-sale	$32,326	$2	$3,160	$29,168
December 31, 2021
State and municipal securities	$12,002	$625	$36	$12,591
Asset-backed securities	8,141	118	4	8,255
Government mortgage-backed securities	15,842	208	59	15,991
Total debt securities available-for-sale	$35,985	$951	$99	$36,837

The scheduled maturities of debt securities at September 30, 2022 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$573	$553
Due after five years through ten years	1,170	1,154
Due after ten years	10,179	9,132
Government mortgage-backed securities	12,988	11,841
Asset-backed securities	7,416	6,488
	$32,326	$29,168

There were no realized gains or losses on sales and calls of securities during the nine months ended September 30, 2022 or September 30, 2021.

Securities with carrying amounts of $10.5 million and $14.4 million were pledged to secure available borrowings with the Federal Home Loan Bank at September 30, 2022 and December 31, 2021, respectively.

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

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at September 30, 2022 and December 31, 2021:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2022
Temporarily impaired securities:
State and municipal securities	$10,238	$1,085	$—	$—	$10,238	$1,085
Asset-backed securities	6,488	928	—	—	6,488	928
Government mortgage-backed securities	7,956	444	3,885	703	11,841	1,147
Total temporarily impaired debt securities	$24,682	$2,457	$3,885	$703	$28,567	$3,160

December 31, 2021
Temporarily impaired securities:
State and municipal	$2,950	$36	$—	$—	$2,950	$36
Asset-backed securities	4,797	4	—	—	4,797	4
Government mortgage-backed securities	5,022	54	113	5	5,135	59
Total temporarily impaired debt securities	$12,769	$94	$113	$5	$12,882	$99

The gross unrealized losses were primarily attributable to changes in interest rates since the time of purchase. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2022.

(6)    Loans

A summary of loans is as follows:

	At	At
	September 30,	December 31,
	2022	2021
(In thousands)	Amount	Amount
Commercial real estate	$446,977	$432,275
Commercial (1)	767,426	726,241
Residential real estate	8,902	812
Construction and land development	70,212	42,800
Consumer	562	1,519
Mortgage warehouse	217,653	253,764
	1,511,732	1,457,411
Allowance for loan losses	(29,046)	(19,496)
Deferred loan fees, net	(4,235)	(4,112)
Net loans	$1,478,451	$1,433,803

(1)Includes $82.5 million and $120.5 million in loans to digital asset companies at September 30, 2022 and December 31, 2021, respectively. Included in those balances were $47.5 million and $49.5 million in loans secured by cryptocurrency mining rigs at September 30, 2022 and December 31, 2021, respectively.

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
Allowance for loan losses:

Balance at June 30, 2022	$4,890	$13,001	$14	$738	$89	$240	$18,972
Charge-offs	—	(46,350)	—	—	(17)	—	(46,367)
Recoveries	—	126	—	—	5	—	131
Provision (credit)	129	56,036	31	147	(10)	(23)	56,310
Balance at September 30, 2022	$5,019	$22,813	$45	$885	$67	$217	$29,046

Balance at June 30, 2021	$5,753	$12,396	$141	$445	$336	$341	$19,412
Charge-offs	—	(1,570)	—	—	(37)	—	(1,607)
Recoveries	—	88	—	—	17	—	105
Provision (credit)	(267)	573	(32)	(8)	(68)	34	232
Balance at September 30, 2021	$5,486	$11,487	$109	$437	$248	$375	$18,142

	For the nine months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
Allowance for loan losses:

Balance at December 31, 2021	$4,935	$13,495	$38	$479	$168	$381	$19,496
Charge-offs	—	(48,039)	—	—	(52)	—	(48,091)
Recoveries	—	219	—	—	24	—	243
Provision (credit)	84	57,138	7	406	(73)	(164)	57,398
Balance at September 30, 2022	$5,019	$22,813	$45	$885	$67	$217	$29,046

Balance at December 31, 2020	$6,095	$10,543	$184	$447	$586	$663	$18,518
Charge-offs	(150)	(2,979)	—	—	(228)	—	(3,357)
Recoveries	81	185	2	—	59	—	327
Provision (credit)	(540)	3,738	(77)	(10)	(169)	(288)	2,654
Balance at September 30, 2021	$5,486	$11,487	$109	$437	$248	$375	$18,142

The following table sets forth information regarding the allowance for loan losses and related loan balances by portfolio segment at September 30, 2022 and December 31, 2021:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
September 30, 2022
Allowance for loan losses:
Ending balance:
Individually evaluated
for impairment	$—	$2,879	$—	$—	$—	$—	$2,879
Ending balance:
Collectively evaluated
for impairment	5,019	19,934	45	885	67	217	26,167
Total allowance for loan
losses ending balance	$5,019	$22,813	$45	$885	$67	$217	$29,046

Loans (1):
Ending balance:
Individually evaluated
for impairment	$20,188	$21,329	$156	$—	$—	$—	$41,673
Ending balance:
Collectively evaluated
for impairment	426,789	746,097	8,746	70,212	562	217,653	1,470,059
Total loans ending balance	$446,977	$767,426	$8,902	$70,212	$562	$217,653	$1,511,732

(1)Balances represent gross loans net of charge-offs and interest payments received and applied to principal. The difference between the amounts presented and recorded investment, which would consist of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs, is not material.

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

(1)Balances represent gross loans net of charge-offs and interest payments received and applied to principal. The difference between the amount presented and recorded investment, which would consist of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs, is not material.

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at September 30, 2022 and December 31, 2021:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans
September 30, 2022
Commercial real estate	$—	$—	$—	$—	$446,977	$446,977	$—	$57
Commercial	6,028	4	263	6,295	761,131	767,426	—	21,210
Residential real estate	333	—	144	477	8,425	8,902	—	300
Construction and
land development	—	—	—	—	70,212	70,212	—	—
Consumer	14	5	—	19	543	562	—	—
Mortgage warehouse	—	—	—	—	217,653	217,653	—	—
Total	$6,375	$9	$407	$6,791	$1,504,941	$1,511,732	$—	$21,567

December 31, 2021
Commercial real estate	$—	$—	$—	$—	$432,275	$432,275	$—	$—
Commercial	13	111	1,860	1,984	724,257	726,241	—	2,080
Residential real estate	—	—	555	555	257	812	—	812
Construction and
land development	—	—	—	—	42,800	42,800	—	—
Consumer	15	11	—	26	1,493	1,519	—	—
Mortgage warehouse	—	—	—	—	253,764	253,764	—	—
Total	$28	$122	$2,415	$2,565	$1,454,846	$1,457,411	$—	$2,892

The following tables provide information with respect to the Company’s impaired loans:

	September 30, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$20,188	$20,199	$—	$20,188	$20,339	$—
Commercial	15,107	45,928	—	2,015	2,205	—
Residential real estate	156	156	—	—	—	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired with no related allowance	35,451	66,283	—	22,203	22,544	—

With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Commercial	6,222	6,222	2,879	1,914	3,086	1,616
Residential real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired with an allowance recorded	6,222	6,222	2,879	1,914	3,086	1,616

Total
Commercial real estate	20,188	20,199	—	20,188	20,339	—
Commercial	21,329	52,150	2,879	3,929	5,291	1,616
Residential real estate	156	156	—	—	—	—
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total impaired loans	$41,673	$72,505	$2,879	$24,117	$25,630	$1,616

	Three Months Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$20,152	$159	$20,785	$166
Commercial	15,108	2	2,107	70
Residential real estate	156	2	159	1
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with no related allowance	35,416	163	23,051	237
With an allowance recorded:
Commercial real estate	—	—	—	—
Commercial	6,222	—	2,438	—
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with an allowance recorded	6,222	—	2,438	—
Total
Commercial real estate	20,152	159	20,785	166
Commercial	21,330	2	4,545	70
Residential real estate	156	2	159	1
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired loans	$41,638	$163	$25,489	$237

	Nine Months Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$20,174	$478	$20,815	$509
Commercial	15,361	5	2,149	123
Residential real estate	157	5	161	6
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with no related allowance	35,692	488	23,125	638
With an allowance recorded:
Commercial real estate	—	—	—	—
Commercial	6,222	—	2,689	—
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired with an allowance recorded	6,222	—	2,689	—
Total
Commercial real estate	20,174	478	20,815	509
Commercial	21,583	5	4,838	123
Residential real estate	157	5	161	6
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total impaired loans	$41,914	$488	$25,814	$638

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

There were no new TDRs entered into during the three months ended September 30, 2022 and 2021. The following table summarize TDRs entered into during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial	—	$—	$—	3	$1,868	$1,868
	—	$—	$—	3	$1,868	$1,868

During the nine months ended September 30, 2021, the Company approved three TDRs, all related to one commercial relationship totaling $1.9 million. A troubled debt restructuring was completed to provide the borrower with a three-month principal and interest deferral through April 2021; upon review in the second quarter of 2021 an additional three-month principal and interest deferral was granted through August 2021. During the third quarter of 2021, $1.6 million relating to this commercial relationship was charged-off with an additional $351,000 written off in the first quarter of 2022. As of September 30, 2022, the balance remaining was equal to the estimated net value of the collateral and the relationship remained on non-accrual status.

The total recorded investment in TDRs was $20.5 million and $22.7 million at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, there were no material commitments to lend additional funds to borrowers whose loans had been restructured.

The following tables present the Company’s loans by risk rating and portfolio segment at September 30, 2022 and December 31, 2021:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
September 30, 2022
Grade:
Pass	$399,773	$641,323	$—	$70,212	$—	$217,653	$1,328,961
Special mention	23,499	94,944	—	—	—	—	118,443
Substandard	23,705	30,896	300	—	—	—	54,901
Doubtful	—	263	—	—	—	—	263
Not formally rated	—	—	8,602	—	562	—	9,164
Total	$446,977	$767,426	$8,902	$70,212	$562	$217,653	$1,511,732

December 31, 2021
Grade:
Pass	$383,460	$676,081	$—	$41,762	$—	$253,764	$1,355,067
Special mention	29,004	41,921	—	—	—	—	70,925
Substandard	19,811	7,677	812	1,038	—	—	29,338
Doubtful	—	562	—	—	—	—	562
Not formally rated	—	—	—	—	1,519	—	1,519
Total	$432,275	$726,241	$812	$42,800	$1,519	$253,764	$1,457,411

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

Consumer loans are not formally rated.

(7)    Deposits

A summary of deposit balances, by type is as follows:

	At	At
	September 30,	December 31,
(In thousands)	2022	2021
Noninterest-bearing:
Demand	$662,291	$626,587
Interest-bearing:
NOW	212,823	197,884
Regular savings	153,602	155,267
Money market deposits	354,252	419,625
Certificates of deposit:
Certificate accounts of $250,000 or more	9,808	5,078
Certificate accounts less than $250,000	78,733	55,454
Total interest-bearing	809,218	833,308
Total deposits	$1,471,509	$1,459,895

(8)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”). Maturities of advances from the FHLB as of September 30, 2022 are summarized as follows:

(In thousands)
Fiscal Year-End
2022	$67,000
2023	8,500
2025	5,000
Total	$80,500

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial loans and qualified mortgage-backed government securities. At September 30, 2022, borrowings from the FHLB consisted of short-term borrowings, with original maturities of less than one year, totaling $67.0 million and long-term borrowings, with original maturities more than one year, totaling $13.5 million. The interest rate on FHLB short-term borrowings was 3.15% at September 30, 2022. The interest rates on FHLB long-term advances ranged from 1.21% to 3.01%, with a weighted average interest rate of 2.11% at September 30, 2022.

(9)    Other Repossessed Assets

Activity related to other repossessed assets was as follows:

	2022	2021
(In thousands)	Amount	Amount
Balance at January 1,	$—	$—
Loans transferred to other repossessed assets	10,451	—
Capitalized expenditures	—	—
Direct write-downs	—	—
Sales of other repossessed assets	—	—
Balance at September 30,	$10,451	$—

On September 30, 2022, the Bank repossessed cryptocurrency mining rigs in exchange for the forgiveness of a $27.4 million loan relationship. Upon repossession, the assets were written down through an $11.3 million charge off through allowance for loan losses on September 30, 2022. Due to continued volatility in the Bitcoin markets, the Company evaluated subsequent events and took an additional charge-off through the allowance for loan losses in the amount of $5.6 million. The repossessed cryptocurrency mining rigs were reported as other repossessed assets at their fair value less costs to sell, establishing a new cost basis in the amount of $10.5 million.

There was no activity in the valuation allowance recorded for the three- or nine-month periods ended September 30, 2022 or 2021.

Expenses related to other repossessed assets include:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Net loss (gain) on sales	$—	$—	$—	$—
Provision for unrealized losses	—	—	—	—
Operating expenses, net of rental income	145	—	145	—
	$145	$—	$145	$—

(10)    Fair Value Measurements

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

The following summarizes financial instruments measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2022
State and municipal securities	$10,839	$—	$10,839	$—
Asset-backed securities	6,488	—	6,488	—
Government mortgage-backed securities	11,841	—	11,841	—
Totals	$29,168	$—	$29,168	$—

December 31, 2021
State and municipal securities	$12,591	$—	$12,591	$—
Asset-backed securities	8,255	—	8,255	—
Government mortgage-backed securities	15,991	—	15,991	—
Totals	$36,837	$—	$36,837	$—

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

Other repossessed assets, which consists of repossessed cryptocurrency mining rigs, were accounted for at fair value. Future adjustments, if any, will be recorded directly as an adjustment to current earnings. Fair value was measured using the appraised values of the cryptocurrency mining rigs and adjusted as necessary by management based on unobservable inputs.

The following summarizes assets measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2022
Impaired loans
Commercial	$18,260	$—	$—	$18,260
Other repossessed assets	10,451	—	—	10,451
Totals	$28,711	$—	$—	$28,711

December 31, 2021
Impaired loans
Commercial	$361	$—	$—	$361
Totals	$361	$—	$—	$361

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2022
Impaired loans
Commercial	$18,260	Business or collateral valuation	Comparable company or collateral evaluations	0% - 28%
Other repossessed assets	10,451	Asset valuation	Comparable asset evaluations	2% - 5%

December 31, 2021
Impaired loans
Commercial	$361	Business valuation	Comparable company evaluations	0% - 24%

At September 30, 2022, the carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $51.9 million, net of specific reserves of $2.8 million and charge-offs of $30.8 million. At December 31, 2021, the carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $3.2 million, net of specific reserves of $1.6 million and charge-offs of $1.2 million.

On September 30, 2022, the Bank repossessed cryptocurrency mining rigs in exchange for the forgiveness of a $27.4 million loan relationship. Upon repossession, the assets were written down through an $11.3 million charge off through allowance for loan losses on September 30, 2022. Due to continued volatility in the Bitcoin markets, the Company evaluated subsequent events and took an additional charge-off through the allowance for loan losses in the amount of $5.6 million. The repossessed cryptocurrency mining rigs were reported as other repossessed assets at their fair value less costs to sell, establishing a new cost basis in the amount of $10.5 million.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at September 30, 2022 and December 31, 2021:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
September 30, 2022
Financial assets:
Cash and cash equivalents	$155,914	$155,914	$—	$—	$155,914
Available-for-sale debt securities	29,168	—	29,168	—	29,168
Federal Home Loan Bank of Boston stock	3,413	N/A	N/A	N/A	N/A
Loans, net	1,478,451	—	—	1,412,615	1,412,615
Accrued interest receivable	5,973	—	5,973	—	5,973
Other repossessed assets	10,451	—	—	10,451	10,451
Financial liabilities:
Deposits	1,471,509	—	1,471,535	—	1,471,535
Borrowings	80,500	—	80,070	—	80,070

December 31, 2021
Financial assets:
Cash and cash equivalents	$153,115	$153,115	$—	$—	$153,115
Available-for-sale debt securities	36,837	—	36,837	—	36,837
Federal Home Loan Bank of Boston stock	785	N/A	N/A	N/A	N/A
Loans and loans held for sale, net	1,456,649	—	—	1,468,013	1,468,013
Accrued interest receivable	5,703	—	5,703	—	5,703
Financial liabilities:
Deposits	1,459,895	—	1,459,841	—	1,459,841
Borrowings	13,500	—	13,698	—	13,698

(11)    Regulatory Capital

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of September 30, 2022 and December 31, 2021, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At September 30, 2022, the Bank exceeded the regulatory requirement for the capital conservation buffer.

Federal banking agencies regulations establish a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The Bank did not elect to use the CBLR framework.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2022
Total Capital (to Risk Weighted Assets)	$201,800	12.00%	$134,563	>	8.0%	$168,204	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	180,676	10.74	100,922	>	6.0	134,563	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	180,676	10.74	75,692	>	4.5	109,333	>	6.5
Tier 1 Capital (to Average Assets)	180,676	10.45	69,165	>	4.0	86,457	>	5.0
December 31, 2021
Total Capital (to Risk Weighted Assets)	$221,865	14.18%	$125,177	>	8.0%	$156,472	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	202,369	12.93	93,883	>	6.0	125,177	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	202,369	12.93	70,412	>	4.5	101,706	>	6.5
Tier 1 Capital (to Average Assets)	202,369	12.07	67,072	>	4.0	83,840	>	5.0

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid by the Bank in a year, without prior approval of regulatory agencies, to the amount by which net income of the Bank for the year plus the retained net income of the previous two years exceeds any net loss reported in those respective periods. For the nine months ended September 30, 2022, the Bank reported a net loss of $24.2 million, which, netted against net income of $16.1 million and $12.1 million for the years ended December 31, 2021 and 2020, respectively, resulted in $4.0 million of retained earnings that was available to pay dividends. During the nine months ended September 30, 2022, $2.0 million was used to pay dividends leaving $2.0 million of retained available to pay dividends as of September 30, 2022 without prior regulatory approval.

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In March 2021, the Company announced its plan to repurchase 1,400,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. The Company did not repurchase any shares of its outstanding common stock under this program during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company repurchased 180,434 shares of its outstanding common stock under this program.

(12)    Employee Stock Ownership Plan

The Bank established an ESOP to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified plan for the benefit of all Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 1,538,868 shares between the initial and second-step stock offerings with the proceeds of a loan totaling $11.8 million. The loan is payable over 15 years at a rate per annum equal to the prime rate (3.25% as of December 31, 2021). Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The number of shares committed to be released per year through 2033 is 89,758.

Shares held by the ESOP include the following:

	September 30, 2022	December 31, 2021
Allocated	461,772	372,014
Committed to be released	67,318	89,758
Unallocated	1,009,778	1,077,096
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $14.4 million at September 30, 2022.

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2022 and 2021 was $334,000 and $362,000, respectively. Total compensation expense recognized for the nine months ended September 30, 2022 and 2021 was $1.1 million and $1.0 million, respectively.

(13) (Loss) Earnings Per Common Share

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed in a manner similar to that of basic earnings (loss) per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares, treasury stock and unvested restricted stock is not deemed outstanding for earnings (loss) per share calculations.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share	September 30,	September 30,	September 30,	September 30,
dollar amounts)	2022	2021	2022	2021
Net (Loss) Income attributable to common shareholders	$(35,309)	$5,087	$(24,165)	$12,550

Average number of common shares issued	17,725,523	18,094,729	17,782,139	18,364,754
Less:
average unallocated ESOP shares	(1,017,339)	(1,107,093)	(1,039,560)	(1,129,315)
average unvested restricted stock	(251,910)	(349,784)	(264,646)	(364,765)
Average number of common shares outstanding
to calculate basic earnings per common share	16,456,274	16,637,852	16,477,933	16,870,674

Effect of dilutive unvested restricted stock and stock option awards	—	598,000	—	473,473
Average number of common shares outstanding
to calculate diluted earnings per common share	16,456,274	17,235,852	16,477,933	17,344,147

(Loss) Earnings per common share:
Basic	$(2.15)	$0.31	$(1.47)	$0.74
Diluted	$(2.15)	$0.30	$(1.47)	$0.72

Diluted earnings per share for the three and nine months ended September 30, 2022 was equal to the basic earnings per share due to the Company’s net loss position. Stock options for 150,000 and 730,115 shares of common stock were not considered in computing diluted earnings per common share for the three months and nine months ended September 30, 2021, respectively, because they were anti-dilutive, meaning the exercise price for such options were higher than the average price for the Company for such period.

(14)    Share-Based Compensation

The shareholders of the Company approved the Provident Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) on November 23, 2020, which is in addition to the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan”, collectively with the 2020 Equity Plan, the “Equity Plans”). Under the Equity Plans, the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plans, with 902,344 and 1,021,239 shares reserved for options under the 2016 Equity Plan and 2020 Equity Plan, respectively. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 360,935 and 408,495 under the 2016 Equity Plan and 2020 Equity Plan, respectively. The value of restricted stock grants is based on the market price of the stock on grant date. Options and awards vest ratably over 3 to 5 years.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

2022
Vesting period (years)	5
Expiration date (years)	10
Expected volatility	33.47%
Expected life (years)	7.5
Expected dividend yield	1.01%
Risk free interest rate	2.63%
Fair value per option	$5.82

A summary of the status of the Company’s stock option grants for the nine months ended September 30, 2022 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,558,963	$10.72
Granted	108,360	16.03
Forfeited	—	—
Exercised	(51,877)	9.92
Outstanding at September 30, 2022	1,615,446	$11.10	6.79	$5,467,000
Outstanding and expected to vest at September 30, 2022	1,615,446	$11.10	6.79	$5,467,000
Vested and Exercisable at September 30, 2022	808,958	$9.64	5.19	$3,794,000
Unrecognized compensation cost	$2,774,000
Weighted average remaining recognition period (years)	3.44

For the three months ended September 30, 2022 and 2021, expense for the stock options was $223,000 and $316,000, respectively. For the nine months ended September 30, 2022 and 2021, expense for the stock options was $650,000 and $892,000, respectively.

Restricted Stock

Shares issued upon the granting of restricted stock may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will again be available for issuance under the Equity Plans. The fair market value of shares awarded, based on the market prices at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

The following table presents the activity in restricted stock awards under the Equity Plans for the nine months ended September 30, 2022:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2021	277,925	$12.15
Granted	49,355	15.91
Forfeited	—	—
Vested	(13,575)	14.62
Unvested restricted stock awards at September 30, 2022	313,705	$12.63
Unrecognized compensation cost	$3,243,000
Weighted average remaining recognition period (years)	3.47

For the three months ended September 30, 2022 and 2021, expense for the restricted stock awards was $257,000 and $384,000, respectively. For the nine months ended September 30, 2022 and 2021, expense for the restricted stock awards was $743,000 and $1.1 million, respectively.

(15)    Leases

The Company recognized right-of-use assets (“ROU”) totaling $4.0 million and $4.1 million at September 30, 2022 and December 31, 2021, respectively, and operating lease liabilities totaling $4.3 million and $4.4 million at September 30, 2022 and December 31, 2021, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and are not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for the leases on a straight-line basis over the lease term. For the nine months ended September 30, 2022 and 2021, rent expense for the operating leases totaled $236,000.

The following table presents information regarding the Company’s operating leases:

	September 30,	December 31,
	2022	2021
Weighted-average discount rate	3.59%	3.57%
Range of lease expiration dates	1 - 14 years	1 - 14 years
Range of lease renewal options	5 - 20 years	5 - 20 years
Weighted-average remaining lease term	26.5 years	27.0 years

The following table presents the undiscounted annual lease payments under the terms of the Company’s operating leases at September 30, 2022 and December 31, 2021, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

	September 30,	December 31,
Fiscal Year-End	2022	2021
(In thousands)
2022	$65	$261
2023	264	264
2024	270	270
2025	280	280
2026	291	291
Thereafter	6,033	6,033
Total lease payments	7,203	7,399
Less imputed interest	(2,895)	(3,012)
Total lease liabilities	$4,308	$4,387

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

(17)    Subsequent Events

Other Repossessed Assets

On September 30, 2022, the Bank repossessed cryptocurrency mining rigs in exchange for the forgiveness of a $27.4 million loan relationship. To determine the value of the repossessed cryptocurrency mining rigs, the Company engaged with a valuation specialist. Their approach to valuing the assets included market value assessments, including review and consideration of actual bids, industry reports, and interviews with equipment dealers actively involved in the Bitcoin mining market. Management reviewed the valuation assessment provided by the specialist and determined the amounts proposed were consistent with expectations and activity as of the date of the valuation. Upon repossession, the assets were written down through an $11.3 million charge-off through allowance for loan losses on September 30, 2022.

Due to the continued volatility in the Bitcoin markets, the Company evaluated subsequent events and took an additional charge-off through the allowance for loan losses in the amount of $5.6 million. The repossessed cryptocurrency mining rigs were reported as other repossessed assets at their fair value less costs to sell, establishing a new cost basis in the amount of $10.5 million on the September 30, 2022 Consolidated Balance Sheets. These other repossessed assets are subsequently accounted for at lower cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance will be recorded through expense. Operating costs (if any) after acquisition are expensed.

The estimates and assumptions that went into the valuation of the mining rigs held as repossessed assets, were based on market data and sales recorded by the Company during the quarter ended December 31, 2022. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The Bitcoin markets as well as the markets for cryptocurrency mining rigs are highly volatile and speculative and subject to a variety of risks, including market and liquidity risks. Changes in market driven factors, among others, could have a material impact on the values reported at September 30, 2022.

Loans Secured by Cryptocurrency Mining Rigs

During the quarter ended, September 30, 2022, the recorded investment in impaired commercial loans secured by cryptocurrency mining rigs was $51.0 million, which included outstanding principal and unamortized premium. At that time these loans were allocated $31.7 million in specific reserves. On December 16, 2022, the Bank entered into an agreement to sell loans at which point the total recorded investment had reduced to $50.1 million due to payments made during the fourth quarter of 2022. The sales price for the loans was $15.0 million in cash in addition to a replacement loan relationship secured by cryptocurrency mining rigs with a principal balance of $6.2 million. The Company had originally planned to hold these loans with specific reserves, but the executed sale and exchange transaction provided evidence about the value of the loans as they existed on the September 30, 2022 Consolidated Balance Sheets.

The sale was recorded during the quarter ended December 31, 2022; however, the Company retroactively adjusted the September 30, 2022 financial statements to reflect the $29.0 million charge-off that ultimately resulted from the sale and exchange of these loans. In addition, because of the continued volatility in Bitcoin and cryptocurrency mining rigs, the Company has ceased originating new loans secured by cryptocurrency mining rigs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 is intended to assist in understanding our financial condition and results of operations. Operating results for the three- and nine-month periods ended September 30, 2022 may not be indicative of results for all of 2022 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believes,” “will,” “intends,” “may,” “will be,” “would” or similar expressions. Readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. These factors include general economic conditions; the impact of the COVID-19 pandemic or any other pandemic on our operations and financial results and hose of our customers; global and national war and terrorism; trends in interest rates; inflation; potential recessionary conditions; levels of unemployment; legislative, regulatory and accounting changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the FRB; deposit flows; changes in consumer spending, borrowing and saving habits; competition; real estate values in the market area; loan demand; the adequacy of our allowance for loan losses; changes in the quality of our loan and securities portfolios; the ability of our borrowers to repay their loans; an unexpected adverse financial, regulatory or bankruptcy event experienced by our cryptocurrency, digital asset or fintech customers; our ability to retain key employees; failures or breaches of our IT systems, including cyber attacks; the failure to maintain current technologies; and the ability of the Company or the Bank to effectively manage its growth and results of regulatory examinations, among other factors.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. These historical loss factors are adjusted for the following qualitative factors: levels/trends in delinquencies and non-accruals; economic conditions, portfolio trends, portfolio concentrations, loan grading and management’s discretion. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2022 or during the year ended December 31, 2021.

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

Commercial real estate: Loans in this segment are primarily income-producing properties throughout Massachusetts and New Hampshire. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, can have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

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

Commercial: Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, can have an effect on the credit quality in this segment.

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

Cryptocurrency – Valuation of Mining Rigs

On September 30, 2022, the Bank repossessed cryptocurrency mining rigs in exchange for the forgiveness of a $27.4 million loan relationship. To determine the value of the repossessed cryptocurrency mining rigs, the Company engaged with a valuation specialist. Their approach to valuing the assets included market value assessments, including review and consideration of actual bids, industry reports, and interviews with equipment dealers actively involved in the Bitcoin mining market. Management reviewed the valuation assessment provided by the specialist and determined the amounts proposed were consistent with expectations and activity as of the date of the valuation. Upon repossession, the assets were written down through an $11.3 million charge-off through allowance for loan losses on September 30, 2022.

The value of the rigs depends significantly on their expected return on investment (ROI). Factors that go into the valuation of the ROI for cryptocurrency mining rigs include:

•The price of Bitcoin

•Global Bitcoin Network Hashrate – the estimated amount of Bitcoin that can be mined in a given time frame, which factors in mining difficulty and the average Bitcoin block time between mined blocks versus the defined block time.

•Power Cost – the cost per kilowatt hour paid by the Bitcoin miner to operate the mining rig. This figure is furnished by the local electricity/power utility.

•Rig type and condition

•Remaining warranty

•Volume of rigs on the market

•Quantity of rigs included in purchase

•Rig efficiency rate

•Hosting space/cost

•Access to capital

Due to the continued volatility in the Bitcoin markets, the Company evaluated subsequent events and took an additional charge-off through the allowance for loan losses in the amount of $5.6 million. The repossessed cryptocurrency mining rigs were reported as other repossessed assets at their fair value less costs to sell, establishing a new cost basis in the amount of $10.5 million on the September 30, 2022 Consolidated Balance Sheets. These other repossessed assets are subsequently accounted for at lower cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance will be recorded through expense. Operating costs (if any) after acquisition are expensed.

During the quarter ended September 30, 2022, the recorded investment in impaired commercial loans secured by cryptocurrency mining rigs was $51.0 million, which included outstanding principal and unamortized premium. At that time these loans were allocated $31.7 million in specific reserves. On December 16, 2022 the Bank entered into an agreement to sell these loans at which point the total recorded investment had reduced to $50.1 million due to payments made during the fourth quarter of 2022. The sales price for the loans was $15.0 million in cash in addition to a replacement loan relationship secured by cryptocurrency mining rigs with a principal balance of $6.2 million. The execution of the transaction resulted in $29.0 million in charge-offs and specific reserves of $2.8 million. Management determined that the execution of this transaction provided evidence about the value of the impaired portfolio of loans secured by cryptocurrency mining rigs as they existed on the September 30, 2022 Consolidated Balance Sheets. As such, the Company retroactively adjusted the September 30, 2022 financial statements to reflect the resultant charge-offs and specific reserves.

Ultimately, the retroactive recognition of the charge-offs related to both the forgiven loan relationship and the sale/exchange of the impaired loan portfolio, in addition to consideration for specific reserves, resulted in a decrease in the overall allowance for loan losses of $25.1 million when compared to the non-retroactively adjusted allowance and an increase of $9.6 million in the provision. The decrease in the allowance for loan losses was primarily the result of a $28.8 million decrease in specific reserves offset by an increase in general reserves related to the loans secured by cryptocurrency mining rigs. The increase in the provision was primarily driven by the need to replenish net charge-offs. The increased charge-offs also resulted in an increase to the general reserves based on the Company’s allowance for loan loss methodology.

Balance Sheet Analysis

Assets. Total assets were $1.77 billion at September 30, 2022, representing an increase of $44.4 million, or 2.6%, from $1.73 billion at December 31, 2021. The increase resulted primarily from increases in net loans of $44.6 million, other repossessed assets of $10.5 million and other assets of $14.0 million, partially offset by a decrease in loans held for sale of $22.8 million.

Loans. At September 30, 2022, net loans were $1.48 billion, or 83.4% of total assets, compared to $1.43 billion, or 82.9% of total assets, at December 31, 2021. Increases in commercial loans of $41.2 million, or 5.7%, construction and land development loans of $27.4 million, or 64.0%, commercial real estate loans of $14.7 million, or 3.4%, and residential loans of $8.1 million, or 996.3%, were partially offset by decreases in mortgage warehouse loans of $36.1 million, or 14.2%, and consumer loans of $957,000, or 63.0%. The increase in residential loans was due to the reclassification of $9.6 million in unsold residential loans from held for sale to held for investment during the second quarter of 2022. Our commercial loan growth was primarily due to growth in our enterprise value portfolio and renewable energy portfolios. Our enterprise value portfolio increased $67.3 million, or 19.8%, to $407.6 million compared to $340.3 million at December 31, 2021 and our renewable energy portfolio increased $2.5 million, or 4.0%, to $64.8 million compared to $62.3 million at December 31, 2021. These increases in commercial loan growth were offset by a decrease in our digital asset loan portfolio of $37.9 million, or 31.5%, primarily due to the paydown on a $36.0 million line, and a decrease in PPP loans of $12.0 million, or 96.5%, to $434,000, as these loans continue to be forgiven.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	September 30,		December 31,
	2022		2021
(In thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$446,977	29.57%	$432,275	29.66%
Commercial (1)	767,426	50.76%	726,241	49.83%
Residential real estate	8,902	0.59%	812	0.06%
Construction and land development	70,212	4.64%	42,800	2.94%
Consumer	562	0.04%	1,519	0.10%
Mortgage warehouse	217,653	14.40%	253,764	17.41%
	1,511,732	100.00%	1,457,411	100.00%
Allowance for loan losses	(29,046)		(19,496)
Deferred loan fees, net	(4,235)		(4,112)
Net loans	$1,478,451		$1,433,803

(1)Includes $82.5 million and $120.5 million in loans to digital asset companies at September 30, 2022 and December 31, 2021, respectively. Included in those balances were $47.5 million and $49.5 million in loans secured by cryptocurrency mining rigs at September 30, 2022 and December 31, 2021, respectively.

Loans Held for Sale. Loans held for sale decreased $22.8 million, primarily due to the sale of $10.7 million in residential mortgage loans in June 2022 and the reclassification of the remaining $9.6 million in unsold loans to held for investment. There were no loans held for sale at September 30, 2022.

Other Repossessed Assets. Other repossessed assets were $10.5 million at September 30, 2022, due to the repossession of cryptocurrency mining rigs in exchange for the forgiveness of a $27.4 million loan relationship and the related write down to fair value. There were no other repossessed assets at December 31, 2021.

Other Assets. Other assets increased $14.0 million, or 91.4%, to $29.2 million at September 30, 2022, from $15.3 million at December 31, 2021. The increase was primarily related to an increase in net deferred tax assets of $8.7 million, related to the net loss booked for the nine months ended September 30, 2022.

Deposits. Total deposits increased $11.6 million, or 0.8%, to $1.47 billion at September 30, 2022 from $1.46 billion at December 31, 2021. The increase in deposits was primarily attributable to an increase in demand deposits of $35.7 million, or 5.7%, an increase of $28.0 million, or 46.3%, in certificate of deposit accounts, and an increase of $14.9 million, or 7.5%, in NOW deposits, partially offset by a decrease of $65.4 million, or 15.6%, in money market accounts. The increases in demand and NOW deposits were primarily due to new and expanded relationships with digital asset customers. Digital asset customer deposit balances increased $114.7 million, or 115.1%, and were $214.4 million at September 30, 2022 compared to $99.7 million at December 31, 2021. The increase in certificate of deposit accounts was primarily driven by increased utilization of brokered certificates of deposit, which increased $38.8 million, or 192.4%, and were $59.0 million at September 30, 2022 compared to $20.2 million at December 31, 2021. The decrease in money market accounts was primarily related to runoff of retail deposits resulting from an increasingly competitive rate environment. Banking as a service (“BaaS”) deposit balances decreased $2.1 million, or 3.5%, and were $57.8 million at September 30, 2022 compared to $59.9 million at December 31, 2021.

	At	At
	September 30,	December 31,
(In thousands)	2022	2021
Noninterest-bearing:
Demand	$662,291	$626,587
Interest-bearing:
NOW	212,823	197,884
Regular savings	153,602	155,267
Money market deposits	354,252	419,625
Certificates of deposit:
Certificate accounts of $250,000 or more	9,808	5,078
Certificate accounts less than $250,000	78,733	55,454
Total interest-bearing	809,218	833,308
Total deposits (1)(2)	$1,471,509	$1,459,895

(1)Includes $214.4 million and $99.7 million in digital asset customer deposits at September 30, 2022 and December 31, 2021, respectively.

(2)Includes $57.8 million and $59.9 million in BaaS deposits at September 30, 2022 and December 31, 2021, respectively.

Borrowings. Borrowings increased $67.0 million, or 496.3%, to $80.5 million at September 30, 2022, from $13.5 million at December 31, 2021. The increase was due to $67.0 million in overnight borrowings, which was used to fund loan growth.

Shareholders’ Equity. Total shareholders’ equity decreased $29.8 million, or 12.7%, to $204.0 million at September 30, 2022, from $233.8 million at December 31, 2021. The decrease was primarily due to net loss of $24.2 million, other comprehensive loss of $3.1 million, the repurchase of 180,434 shares of common stock at a cost of $2.9 million, and $2.0 million for dividends paid, partially offset by stock-based compensation expense of $1.4 million and employee stock ownership plan shares earned of $1.1 million.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	September 30,	December 31,
(Dollars in thousands)	2022	2021
Non-accrual loans:
Commercial real estate	$57	$—
Commercial	21,210	2,080
Residential real estate	300	812
Construction and land development	—	—
Consumer	—	—
Mortgage warehouse	—	—
Total non-accrual loans	21,567	2,892
Accruing loans past due 90 days or more	—	—
Other repossessed assets	10,451	—
Total non-performing assets	$32,018	$2,892

Total loans (1)	$1,507,497	$1,453,299
Total assets	$1,773,684	$1,729,283
Total non-performing loans to total loans (1)	1.43%	0.20%
Total non-performing assets to total assets	1.81%	0.17%

(1)Loans are presented before the allowance for loan losses but include deferred fees/costs.

The increase in the non-accrual commercial loan balances for the nine-month period ended September 30, 2022 was primarily related to our portfolio of loans secured by cryptocurrency mining rigs. At September 30, 2022, the outstanding principal balances of loans secured by cryptocurrency mining rigs totaled $47.5 million, following $45.9 million of charge-offs. Of the outstanding principal balances, $20.9 million, or 44.0%, was deemed to be impaired and placed on non-accrual status with specific reserves totaling $2.8 million.

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

On September 30, 2022, the Bank repossessed cryptocurrency mining rigs in exchange for the forgiveness of a $27.4 million loan relationship. Upon repossession, the assets were written down through an $11.3 million charge off through allowance for loan losses on September 30, 2022. Due to continued volatility in the Bitcoin markets, the Company evaluated subsequent events and took an additional charge-off through the allowance for loan losses in the amount of $5.6 million. The repossessed cryptocurrency mining rigs were reported as other repossessed assets at their fair value less costs to sell, establishing a new cost basis in the amount of $10.5 million.

Allowance for Loan Losses. The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including loan growth, portfolio composition, the levels and trends of delinquent and non-accrual loans, national and local business and economic conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2022	2021
Allowance at beginning of period	$19,496	$18,518
Provision for loan losses	57,398	2,654
Charge-offs:
Commercial real estate	—	150
Commercial	48,039	2,979
Residential real estate	—	—
Construction and land development	—	—
Consumer	52	228
Mortgage warehouse	—	—
Total charge-offs	48,091	3,357

Recoveries:
Commercial real estate	—	81
Commercial	219	185
Residential real estate	—	2
Construction and land development	—	—
Consumer	24	59
Mortgage warehouse	—	—
Total recoveries	243	327

Net charge-offs	47,848	3,030

Allowance at end of period	$29,046	$18,142

Non-performing loans at end of period	$21,567	$3,036
Total loans outstanding at end of period (1)	1,507,497	1,340,627
Average loans outstanding during the period (1)	1,487,273	1,307,462

Allowance to non-performing loans	134.68%	597.56%
Allowance to total loans outstanding at end of period	1.93%	1.35%
Net charge-offs to average loans outstanding during the period (annualized)	4.29%	0.31%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

A provision for loan losses of $57.4 million was recognized for the nine months ended September 30, 2022 compared to a provision of $2.7 million for the same period in 2021. The increased provision was primarily driven by the need to replenish the allowance due to net charge-offs. The increased charge-offs also resulted in an increase to the general reserves based on the Company’s allowance for loan loss methodology.

Net charge-offs increased $44.8 million, to $47.8 million for the nine months ended September 30, 2022 from $3.0 million for the nine months ended September 30, 2021, due primarily to the $29.0 million in charge-offs related to the portfolio of impaired loans secured by cryptocurrency mining rigs that were sold in December 2022, as well as the $16.9 million charge-off that resulted from the repossession of cryptocurrency mining rigs in exchange for the forgiveness of a $27.4 million loan relationship.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

General. Net loss for the quarter ended September 30, 2022 was $35.3 million compared to, $5.1 million of net income for the quarter ended September 30, 2021. The change was primarily related to an increase of $56.1 million in the provision for loan losses, partially offset by a decrease in net income tax expense of $13.9 million, which was driven by the net loss reported for the period, resulting in an income tax benefit of $12.0 million for the quarter ended September 30, 2022 compared to income tax expense of $1.9 million for the quarter ended September 30, 2021.

Interest and Dividend Income. Interest and dividend income increased $4.4 million, or 26.8%, to $20.7 million for the quarter ended September 30, 2022 from $16.3 million for the quarter ended September 30, 2021. This increase was primarily attributable to an increase in interest and fees on loans, which increased $4.1 million, or 25.3%, to $20.1 million for the quarter ended September 30, 2022 from $16.0 million for the quarter ended September 30, 2021. The increase in interest income on loans was primarily due to an increase in the average balance of loans of $224.7 million, or 17.3%, to $1.53 billion for the quarter ended September 30, 2022, from $1.30 billion for the quarter ended September 30, 2021 and an increase in the average yield on loans of 34 basis points to 5.28% for the quarter ended September 30, 2022 from 4.94% for the quarter ended September 30, 2021.

Interest Expense. Interest expense increased $120,000, or 14.4%, to $952,000 for the quarter ended September 30, 2022 from $832,000 for the quarter ended September 30, 2021. The increase was primarily due to an increase in the cost of interest-bearing deposits of nine basis points to 0.44% for the quarter ended September 30, 2022 compared to 0.35% for the quarter ended September 30, 2021. The increase in interest expense was partially offset by a decrease in the average balance of interest-bearing deposits of $94.4 million, or 11.0%.

Net Interest and Dividend Income. Net interest and dividend income increased by $4.3 million, or 27.4%, to $19.8 million for the quarter ended September 30, 2022 from $15.5 million for the quarter ended September 30, 2021. The growth in net interest and dividend income was primarily the result of an increase in the average balance of interest earning assets of $111.8 million, or 7.4% and an increase in net interest margin of 76 basis points to 4.85%.

Provision for Loan Losses. A provision for loan losses of $56.3 million was recognized for the quarter ended September 30, 2022 compared to a provision of $232,000 for the quarter ended September 30, 2021, which represents an increase of $56.1 million. The increased provision was primarily driven by the need to replenish the allowance due to net charge-offs. The increased charge-offs also resulted in an increase to the general reserves based on the Company’ allowance for loan loss methodology.

Noninterest Income. Noninterest income decreased $484,000, or 26.5%, to $1.3 million for the quarter ended September 30, 2022 compared to $1.8 million for the quarter ended September 30, 2021. The decrease was primarily due to a decrease in other service charges and fees of $596,000, or 72.9%, and a decrease in bank owned life insurance income of $245,000, or 48.1%. The decrease in other service charges and fees was primarily due to decreased late fee charges during 2022 as well as loan prepayment penalties related to two commercial loan relationships in the third quarter of 2021. The decrease in bank owned life insurance income was primarily due to the receipt of a death benefit payout during the third quarter of 2021. The decrease in noninterest income was partially offset by an increase in customer service fees on deposit accounts of $304,000, or 62.7%, which was primarily attributable to fees generated from cash vault services for our customers who operate Bitcoin ATMs as well as implementation and activity fees charged to BaaS customers.

Noninterest Expense. Noninterest expense increased $2.0 million, or 19.7%, to $12.0 million for the quarter ended September 30, 2022 compared to $10.0 million for the quarter ended September 30, 2021. The increase in noninterest expense was primarily due to increases in other expenses, salaries and employee benefits, insurance expense and professional fees. Other expenses increased $555,000, or 80.7%, primarily due to costs related to customer referral fees and recruitment-related expenses and services. The increase of $517,000, or 7.2%, in salaries and employee benefits was primarily due to an increase in staff to support the development and implementation of new technologies and products. The increase in insurance expense of $410,000 was due to a renewal and reassessment that incorporated consideration of our digital asset product strategies. Professional fees increased $326,000, or 79.5%, primarily due to increased legal fees, audit and compliance costs, and fees paid to external consultants.

Income Tax Benefit. We recorded a benefit to income taxes of $12.0 million for the quarter ended September 30, 2022, reflecting an effective tax rate of (25.3%), compared to a provision of $1.9 million for the quarter ended September 30, 2021, reflecting an effective tax rate of 27.6%.

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

	For the Three Months Ended
	September 30,			September 30,
	2022			2021
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (6)	Balance	Paid	Rate (6)
Assets:
Interest-earning assets:
Loans (1)(2)	$1,526,917	$20,147	5.28%	$1,302,218	$16,084	4.94%
Short-term investments	70,178	357	2.03%	179,208	69	0.15%
Debt securities available-for-sale	30,950	190	2.46%	35,819	179	2.00%
Federal Home Loan Bank stock	1,752	13	2.97%	786	4	2.04%
Total interest-earning assets	1,629,797	20,707	5.08%	1,518,031	16,336	4.30%
Non-interest earning assets	97,342			74,389
Total assets	$1,727,139			$1,592,420
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$157,096	$80	0.20%	$153,239	$47	0.12%
Money market accounts	299,214	428	0.57%	434,317	464	0.43%
NOW accounts	243,426	171	0.28%	159,815	96	0.24%
Certificates of deposit	65,689	167	1.02%	112,490	153	0.54%
Total interest-bearing deposits	765,425	846	0.44%	859,861	760	0.35%
Borrowings
Short-term borrowings	5,564	34	2.44%	11	—	—%
Long-term borrowings	13,500	72	2.13%	13,500	72	2.13%
Total borrowings	19,064	106	2.22%	13,511	72	2.13%
Total interest-bearing liabilities	784,489	952	0.49%	873,372	832	0.38%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	681,681			467,137
Other noninterest-bearing liabilities	17,343			18,797
Total liabilities	1,483,513			1,359,306
Total equity	243,626			233,114
Total liabilities and
equity	$1,727,139			$1,592,420
Net interest income		$19,755			$15,504
Interest rate spread (3)			4.59%			3.92%
Net interest-earning assets (4)	$845,308			$644,659
Net interest margin (5)			4.85%			4.09%
Average interest-earning assets to interest-bearing liabilities	207.75%			173.81%

(1)Interest earned/paid on loans includes fee income related to SBA loan fee accretion of $9,000 and $611,000 for the quarters ended September 30, 2022 and September 30, 2021, respectively. Interest earned/paid on loans also includes mortgage warehouse loan origination fee income of $260,000 and $317,000 for the quarters ended September 30, 2022 and September 30, 2021, respectively.

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

	For the Three Months Ended September 30, 2022
	Compared to the Three Months Ended September 30, 2021
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$1,152	$2,911	$4,063
Short-term investments	354	(66)	288
Debt securities available-for-sale	37	(26)	11
Federal Home Loan Bank stock	2	7	9
Total interest-earning assets	1,545	2,826	4,371
Interest-bearing liabilities:
Savings accounts	32	1	33
Money market accounts	132	(168)	(36)
NOW accounts	18	57	75
Certificates of deposit	96	(82)	14
Total interest-bearing deposits	278	(192)	86
Borrowings
Short-term borrowings	34	—	34
Long-term borrowings	—	—	—
Total borrowings	34	—	34
Total interest-bearing liabilities	312	(192)	120
Change in net interest income	$1,233	$3,018	$4,251

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

General. Net loss for the nine months ended September 30, 2022 was $24.2 million compared to $12.6 million of net income for the nine months ended September 30, 2021. The change was primarily related to an increase of $54.7 million in provision for loan losses, partially offset by a decrease in net income tax expense of $12.5 million, or 252.4%, resulting in an income tax benefit of $7.5 million for the nine months ended September 30, 2022 compared to income tax expense of $4.9 million for the nine months ended September 30, 2021, and an increase in net interest and dividend income of $11.3 million, or 25.0%.

Interest and Dividend Income. Interest and dividend income increased $10.6 million, or 22.1%, to $58.3 million for the nine months ended September 30, 2022 from $47.7 million for the nine months ended September 30, 2021. This increase was primarily attributable to an increase in interest and fees on loans, which increased $9.8 million, or 20.9%, to $56.9 million for the nine months ended September 30, 2022 from $47.1 million for the nine months ended September 30, 2021. The increase in interest income on loans was primarily due to an increase in the average balance of loans of $179.8 million, or 13.8%, to $1.49 billion for the nine months ended September 30, 2022, from $1.31 billion for the nine months ended September 30, 2021 and an increase in the average yield on loans of 30 basis points to 5.10% for the nine months ended September 30, 2022 from 4.80% for the nine months ended September 30, 2021.

Interest Expense. Interest expense decreased $699,000, or 25.7%, to $2.0 million for the nine months ended September 30, 2022 from $2.7 million for the nine months ended September 30, 2021. The decrease was primarily caused by a decrease in interest expense on deposits, which decreased $733,000, or 29.2%, to $1.8 million for the nine months ended September 30, 2022 from $2.5 million for the nine months ended September 30, 2021. This was primarily due to a decrease in average balance of interest-bearing deposits of $53.6 million, or 6.3%. Also contributing to the decrease in interest expense on deposits was a decrease in the average cost of interest-bearing deposits of 10 basis points to 0.30% for the nine months ended September 30, 2022 when compared to the same period in 2021.

Net Interest and Dividend Income. Net interest and dividend income increased by $11.3 million, or 25.0%, to $56.3 million for the nine months ended September 30, 2022 from $45.0 million for the nine months ended September 30, 2021. The growth in net interest and dividend income was primarily the result of an increase in the average balance of interest earning assets of $177.4 million, or 11.9%, and an increase in net interest margin of 47 basis points to 4.51%.

Provision for Loan Losses. A provision for loan losses of $57.4 million was recognized for the nine months ended September 30, 2022 compared to a provision of $2.7 million for the nine months ended September 30, 2021. The increased provision was primarily related to charge-offs on the loan portfolio secured by cryptocurrency mining rigs.

Noninterest Income. Noninterest income increased $267,000, or 6.8%, to $4.2 million for the nine months ended September 30, 2022 compared to $3.9 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in customer service fees on deposit accounts of $692,000, or 53.4%, and an increase of $263,000 in net gains on sold loans. The increase in customer service fees on deposit accounts was primarily attributable to fees generated from cash vault services for our customers who operate Bitcoin ATMs as well as implementation and activity fees charged to BaaS customers. The increase in net gains on loans sold was primarily due to the sale of $10.7 million of residential mortgage loans in June 2022. The increase in noninterest income was partially offset by a decrease in other service charges and fees of $556,000, or 34.6%, which was primarily due to decreased late fee charges during 2022 as well as loan prepayment penalties related to two commercial loan relationships in the third quarter of 2021.

Noninterest Expense. Noninterest expense increased $6.0 million, or 20.8%, to $34.8 million for the nine months ended September 30, 2022 compared to $28.8 million for the nine months ended September 30, 2021. The increase in noninterest expense was primarily due to increases in salaries and employee benefits, insurance expense, other expenses, and professional fees. The increase of $1.8 million, or 9.1%, in salaries and employee benefits was primarily due to an increase in staff to support the development and implementation of new technologies. The increase in insurance expense of $1.2 million was due to a renewal and reassessment that incorporated consideration of our digital asset product strategies. The increase in other expenses of $1.1 million, or 49.1%, was primarily due to costs related to the onboarding of new lending customers in the digital asset space, recruitment expenses, costs paid for employees to attend trainings and conferences and courier expenses related to Bitcoin ATMs. The increase in professional fees of $863,000, or 65.9%, was primarily due to fees paid to external consultants, increased legal fees, audit and compliance, and fees paid for contracted employees.

Income Tax Provision. We recorded a benefit to income taxes of $7.5 million for the nine months ended September 30, 2022, reflecting an effective tax rate of (23.8%), compared to a provision of $5.0 million for the nine months ended September 30, 2021, reflecting an effective tax rate of 28.3%.

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

	For the Nine Months Ended September 30,
	2022			2021
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (6)	Balance	Paid	Rate (6)
Assets:
Interest-earning assets:
Loans (1)(2)	$1,487,273	$56,917	5.10%	$1,307,462	$47,079	4.80%
Short-term investments	141,984	816	0.77%	144,376	121	0.11%
Debt securities available-for-sale	33,135	555	2.23%	33,670	528	2.09%
Federal Home Loan Bank stock	1,312	21	2.13%	841	10	1.59%
Total interest-earning assets	1,663,704	58,309	4.67%	1,486,349	47,738	4.28%
Non-interest earning assets	90,648			70,331
Total assets	$1,754,352			$1,556,680
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$154,516	$171	0.15%	$152,005	$157	0.14%
Money market accounts	341,019	888	0.35%	395,194	1,388	0.47%
NOW accounts	233,529	389	0.22%	157,009	284	0.24%
Certificates of deposit	61,717	329	0.71%	140,181	681	0.65%
Total interest-bearing deposits	790,781	1,777	0.30%	844,389	2,510	0.40%
Borrowings
Short-term borrowings	2,161	34	2.10%	4	—	0.00%
Long-term borrowings	13,500	213	2.10%	13,500	213	2.10%
Total borrowings	15,661	247	2.10%	13,504	213	2.10%
Total interest-bearing liabilities	806,442	2,024	0.33%	857,893	2,723	0.42%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	688,784			444,285
Other noninterest-bearing liabilities	19,311			18,508
Total liabilities	1,514,537			1,320,686
Total equity	239,815			235,994
Total liabilities and
equity	$1,754,352			$1,556,680
Net interest income		$56,285			$45,015
Interest rate spread (3)			4.34%			3.86%
Net interest-earning assets (4)	$857,262			$628,456
Net interest margin (5)			4.51%			4.04%
Average interest-earning assets to
interest-bearing liabilities	206.30%			173.26%

(1)Interest earned/paid on loans includes fee income related to SBA loan fee accretion of $477,000 and $1.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Interest earned/paid on loans also includes mortgage warehouse loan origination fee income of $841,000 and $995,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

(2)Includes loans held for sale.

(3)Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.

(4)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

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

	For the Nine Months Ended September, 2022
	Compared to the Nine Months Ended September 30, 2021
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$3,084	$6,754	$9,838
Short-term investments	697	(2)	695
Debt securities available-for-sale	35	(8)	27
Federal Home Loan Bank stock	4	7	11
Total interest-earning assets	3,820	6,751	10,571
Interest-bearing liabilities:
Savings accounts	11	3	14
Money market accounts	(327)	(173)	(500)
NOW accounts	(24)	129	105
Certificates of deposit	61	(413)	(352)
Total interest-bearing deposits	(279)	(454)	(733)
Borrowings
Short-term borrowings	34	—	34
Long-term borrowings	—	—	—
Total borrowings	34	—	34
Total interest-bearing liabilities	(245)	(454)	(699)
Change in net interest income	$4,065	$7,205	$11,270

Management of Market Risk

Net Interest Income Simulation. We analyze our sensitivity to changes in interest rates through a net interest income simulation model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period in the current interest rate environment. We then calculate what the net interest income would be for the same period under the assumption that interest rates increase up to 400 basis points from current market rates and under the assumption that interest rates decrease 100, 200 and 300 basis points from current market rates, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table presents the estimated changes in net interest income of the Company that would result from changes in market interest rates over twelve-month periods beginning September 30, 2022.

	At
	September 30,
	2022
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
400	$75,498	7.40%
300	74,231	5.60%
200	72,990	3.90%
100	71,681	2.00%
0	70,272	—
(100)	65,503	(6.80)%
(200)	60,355	(14.10)%
(300)	55,002	(21.70)%

Economic Value of Equity Simulation. We also analyze the sensitivity of our financial condition to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates, and under the assumption that interest rates decrease 100, 200 and 300 basis points from current market rates.

The following table presents the estimated changes in EVE of the Company that would result from changes in market interest rates as of September 30, 2022.

	At
	September 30,
	2022
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
400	$330,563	(0.90)%
300	330,589	(0.90)%
200	329,856	(1.20)%
100	333,690	—
0	333,701	—
(100)	322,227	(3.40)%
(200)	303,991	(8.90)%
(300)	273,644	(18.00%)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2022, cash and cash equivalents totaled $155.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $29.2 million at September 30, 2022. Warehouse loans that have a short-term duration also provide additional sources of liquidity. The balance that meets the definition of a liquid asset totaled $177.6 million as of September 30, 2022.

At September 30, 2022, we had the ability to borrow $124.9 million from the Federal Home Loan Bank of Boston. On that date, we had $80.5 million in advances outstanding. At September 30, 2022, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $236.0 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At September 30, 2022 and December 31, 2021, we had $22.4 million and $16.4 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at September 30, 2022 and December 31, 2021, we had $349.5 million and $307.5 million in unadvanced funds to borrowers, respectively. We also had $1.8 million and $1.3 million in outstanding letters of credit at September 30, 2022 and December 31, 2021, respectively.

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

The Company maintains access to multiple sources of liquidity including wholesale funding markets. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At September 30, 2022, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Market Risk”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including (i) the Interim Co-President and Co-Chief Executive Officer and (ii) the Interim Co-President and Co-Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including (i) the Interim Co-President and Co-Chief Executive Officer and (ii) the Interim Co-President

and Co-Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below. Management believes that the material weakness did not result in any material misstatement of the Company’s financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s Audit Committee, and subsequently the Board of Directors, has reviewed, with the assistance of outside legal counsel who were independent of the underlying matters, the facts and circumstances relating to the Company’s digital asset lending practices.  In connection with this review, certain deficiencies in the Company’s internal controls were identified, which, in management’s opinion, when evaluated collectively, amounted to a material weakness in the Company’s internal control over financial reporting as of September 30, 2022.  This material weakness in the control environment stemmed from “tone at the top” issues that contributed to a control environment that was insufficiently tailored to monitoring of risks as it relates to the digital asset lending program.  This material weakness is a result of weaknesses in the following:

•The precision of the design and maintenance of effective controls to sufficiently address risks pertaining to internal conflicts of interest related to the digital asset lending program; and,

•effective avenues of communication regarding certain relevant information to the Board of Directors of the Company, related to the digital asset lending program.

Management believes that, while the material weakness did not result in any material misstatement of our financial statements, there is a possibility that material misstatements in our annual or interim consolidated financial statements would not be prevented or detected.

Remediation

Management has begun remediating deficiencies that contributed to the material weakness identified as of September 30, 2022. The material weakness will not be considered fully remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The following represents management’s remediation plan:

•Revision of the Company’s three-year strategic plan, including ceasing to originate new loans secured by cryptocurrency mining rigs;

•development of an appropriate onboarding process for internal conflicts of interest that establishes proper internal controls to sufficiently address the related risks;

•implementation of enhanced procedures, which will include but not be limited to, the annual review and disclosure to the Board of identified internal conflicts of interest as they relate to officers of the Company, and the timely disclosure to the Board of identified potential internal conflicts related to officers of the Company, which should include detail regarding Management’s assessment of related risks.

Additionally, the Board of Directors approved a change of leadership, with the former Chief Executive Officer separating from the Company and resigning as a member of the Board.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts with respect to the material weakness as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)On March 12, 2021, the Company announced that its Board of Directors had adopted a stock repurchase program under which it would repurchase up to 1,400,000 shares of its common stock, or approximately 7.5% of the then-current outstanding shares. The repurchase program has no expiration date. The Company’s did not repurchase common stock under the repurchase program during the third quarter of 2022. At September 30, 2022, the Company had 254,521 shares of its common stock available for purchase under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Provident Bancorp, Inc. (1)
3.2	Bylaws of Provident Bancorp, Inc. (1)
3.3	Amendment to Bylaws (2)
31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date: January 17, 2023	/s/ Joseph B. Reilly
Joseph B. Reilly
Interim Co-President and Co-Chief Executive Officer

Date: January 17, 2023	/s/ Carol L. Houle
Carol L. Houle
Interim Co-President and Co-Chief Executive Officer, and Chief Financial Officer