Form 10-K
period 2022-12-31
Provident Bancorp, Inc. /MD/
filed 2023-03-31
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of June 30, 2022, as reported by the Nasdaq Capital Market, was approximately $242.0 million.

The number of shares outstanding of the registrant’s common stock as of March 16, 2023 was 17,703,586.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s proxy statement for the 2023 Annual Meeting of Stockholders (Part III).

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

•the success of the digital currency industry, the development and acceptance of which is subject to a high degree of uncertainty, as well as the continued evolution of the regulation of this industry and uncertainty of adoption of digital currencies;

•any concentration risk within our lending and deposit portfolio;

•changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•our ability to access cost-effective funding;

•fluctuations in real estate values and commercial real estate market conditions;

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

•competition among depository and other financial institutions, including with respect to our ability to charge overdraft fees;

•inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•adverse changes in the securities markets;

•changes in and impacts of laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, tax policy and rates, and capital requirements, and our ability to comply with such laws and regulations;

•our ability to address any issues raised in regulatory examinations;

•our ability to remediate any material weakness n our internal controls over financial reporting;

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

•the ability to raise capital to implement our business plan, if necessary;

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

•our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•our compensation expense associated with equity allocated or awarded to our employees; and

•changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Provident Bancorp, Inc.

Provident Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in June 2019 to act as the holding company for BankProv (the “Bank,” and formerly “The Provident Bank”). At December 31, 2022, Provident Bancorp, Inc. had total assets of $1.64 billion, deposits of $1.28 billion and shareholders’ equity of $207.5 million on a consolidated basis.

The Company’s executive offices are located at 5 Market Street, Amesbury, Massachusetts 01913, and the telephone number is (877) 487-2977. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System and the Massachusetts Commissioner of Banks.

BankProv

BankProv is a Massachusetts-chartered stock savings bank for corporate clients, specializing in offering adaptive and technology-first banking solutions to niche markets.

BankProv operates from its main office and two branch offices in the Northeastern Massachusetts area, three branch offices in Southeastern New Hampshire and one branch located in Bedford, New Hampshire. We also have loan production offices in Boston, Massachusetts and Ponte Vedra, Florida. Our primary lending area encompasses Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire. However, we offer our enterprise value and mortgage warehouse loans nationwide. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, Rockingham County, New Hampshire, and Hillsborough County, New Hampshire, although we also receive deposits from our business customers who are located nationwide. We attract deposits from the general public and use those funds to originate primarily commercial real estate and commercial business loans, and to invest in securities.

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

Market Area

Our primary lending area encompasses a broad market that includes Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire, which are part of, and bedroom communities to, the technology corridor between Boston, Massachusetts and Concord, New Hampshire.  The Bank also offers select products on a national basis, which includes the enterprise value loan product and mortgage warehouse product. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, and Rockingham County and Hillsborough County, New Hampshire, although we also receive deposits from our business customers who are located nationwide.

According to data from the FDIC as of June 30, 2022 (the latest date for which information is available), Essex County represents 5.8% of total deposits in the state of Massachusetts or approximately $33.51 billion. The Bank holds a 2.11% market share of Essex County. Rockingham and Hillsborough Country represent 23.0% and 34.3% of total deposits in the state of New Hampshire or approximately $11.72 billion and $17.51 billion, respectively. The Bank holds market share of 1.99% and 2.29% of Rockingham and Hillsborough Counties, respectively. Our deposit mix consists of traditional retail deposits, which account for 80.9% of total deposits, enterprise value deposits which account for 8.5% of total deposits, deposits from digital asset customers which account for 6.1% of total deposits, mortgage warehouse deposits which are 2.3% of total deposits, deposits related to banking as a service customers which are 2.0% of total deposits and deposits from renewable energy customers which total 0.3% of total deposits.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area where several large holding companies operate banks. Many of these institutions, such as TD Bank, Bank of America and Citizens Bank, are significantly larger than us and, therefore, have greater resources. Additionally, some of our competitors offer products and services that we do not offer, such as insurance services, trust services, and wealth management. We also face competition for investors’ funds from other financial service companies such as brokerage firms, fintech companies, money market funds, mutual funds and other corporate and government securities. Based on data from the FDIC as of June 30, 2022, BankProv had 2.11% of the deposit market share within Essex County, Massachusetts, giving us the 12th largest market share out of 34 financial institutions with offices in that county as of that date and had 1.99% of the deposit market share within Rockingham County, New Hampshire, giving us the 9th largest market share out of 25 financial institutions with offices in that county as of that date. This data excludes deposits held by credit unions.

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

Lending Activities

Commercial Business Loans. We make commercial business loans primarily in our market area to a variety of small- and medium- sized businesses, including professional and nonprofit organizations, and, to a lesser extent, sole proprietorships. We also originate our enterprise value loans nationwide, and we originate our renewable energy loans primarily in New England and New Hampshire. At December 31, 2022, commercial business loans were $701.4 million, or 48.4% of our total loan portfolio, and we intend to moderate the amount of commercial business loans that we originate in 2023. As part of our relationship driven focus, we encourage our commercial business borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.

Commercial lending products include term loans and revolving lines of credit. Commercial term loans and lines of credit are made with either variable or fixed rates of interest. Variable rates and rates on Small Business Administration (“SBA”) loans (with the exception of SBA Payment Protection Program (“PPP”) loans) are generally based on the prime rate as published in The Wall Street Journal, plus a margin. Initial rates on non-SBA fixed-rate business loans are generally based on a corresponding Federal Home Loan Bank rate, plus a margin. Commercial business loans typically have shorter maturity terms and higher interest rates than commercial real estate loans, but may involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on originating such loans to experienced, growing small- to medium-sized, privately-held companies with local or regional businesses and non-profit entities that operate in our market area.

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

As of December 31, 2022, enterprise value loans, which we also refer to as search fund lending, merger and acquisition, re-capitalization, and shareholder/partner buyout loans, totaled $452.3 million, with relationships spanning 27 states. We originate these loans to small- and medium-size businesses in a senior secured position; relying largely on the enterprise value of the business and ongoing cash flow to support operational and debt service requirements. These are fully amortizing term loans (up to seven years) with material levels of equity and/or combination of seller financing behind our senior secured lending. At December 31, 2022, the largest loan was $25.6 million and is secured by all business assets. At December 31, 2022, the loan was performing in accordance with its original repayment terms.

The following table provides information with respect to our enterprise value loans by type at December 31, 2022.

Type of Industry	Balance
(In thousands)
Advertising	$84,421
Consulting services	32,637
Industrial/manufacturing/warehouse	88,019
Information technology and software	17,575
Non-essential retail	102,428
Real estate services	31,834
Research and development	14,786
Other	80,613
Total	$452,313

The non-essential retail loans include the following sectors:

Type of Industry	Balance
(In thousands)
Personal services	$17,745
Professional services	37,827
Repairs and maintenance	12,247
Wholesale	24,187
Other non-essential retail	10,422
Total	$102,428

In 2020, the Bank began offering lines of credit to enterprise businesses in the digital asset space. These lines of credit are utilized by digital asset businesses to further their offerings in crypto-backed lending, margin trading, crypto mining operations, or other growth initiatives. These lines of credit are collateralized by the United States dollar (“USD”) value of the digital currency. The Bank uses a custodian to hold the digital currency and monitors the collateral coverage ratio on an ongoing basis. If warranted, the Bank will instruct the custodian to liquidate the collateral and provide us with the USD proceeds of the liquidation. In 2021 the Bank expanded its loan offerings in the digital asset space by offering term loans to purchase cryptocurrency mining equipment. These loans were based on the loan to value of the equipment with a term generally ranging from 24 to 30 months. In the fourth quarter of 2022, the Bank made the strategic decision to cease originating loans secured by cryptocurrency mining equipment. Furthermore, in December 2022, the Bank began to divest its outstanding loan exposure secured by cryptocurrency mining equipment and as a result ended the fiscal year with three loans, spanning two relationships, totaling $26.7 million. At December 31, 2022 the largest loan relationship secured by cryptocurrency mining equipment totaled $21.8 million and was impaired and on non-accrual status with specific reserves. At December 31, 2022, there were two remaining lines of credit totaling $14.5 million, which were backed by the USD value of the digital currency or cash. The largest outstanding balance on a credit line to a digital asset company was $10.0 million at December 31, 2022 and was performing in accordance with its original repayment terms.

We also originate loans to developers of commercial-scale renewable energy facilities, primarily in New England and New York, and at December 31, 2022, we had a total of $53.9 million in renewable energy loans. Our renewable energy loans primarily include loans secured by solar arrays and battery storage operations which work in conjunction with the solar arrays. The average term and amortization for these loans can extend to 15 years or more, given the asset life, and are generally underwritten to lesser term than the associated power purchase agreement (“PPA”) supporting the repayment of each loan. The term of the loan is also shorter than the life expectancy of the related equipment. Generally, the underwriting criteria includes: a report supporting the power generation capacity and ultimately the ability to generate sufficient cash flows, assignment of the associated PPA, analysis on the quality of the power off-taker, an overall business valuation, and appropriate loan covenants, which may include maximum loan-to-value and minimum debt service coverage requirements. At December 31, 2022, $37.3 million, or 69.2%, of our renewable energy loans was secured by solar arrays. The largest loan was $11.3 million and is secured by all business assets of the company, including the solar array and an assignment of the PPA. At December 31, 2022, the loan was performing in accordance with its original repayment terms.

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

Our largest commercial business loan at December 31, 2022 totaled $25.6 million, was originated in 2021 and is an enterprise value loan that as of December 31, 2022 was performing in accordance with its original repayment terms. Our second largest commercial business loan totaled $20.0 million, was originated in 2022 and is a term loan secured by cryptocurrency mining equipment. The loan is part of a larger impaired relationship which totaled $21.8 million as of December 31, 2022 and carried specific reserves. The third largest commercial loan totaled $15.3 million, was originated in 2020 and is an enterprise value loan that as of December 31, 2022 was performing in accordance with its original repayment terms.

Commercial Real Estate Loans. At December 31, 2022, commercial real estate loans were $456.7 million, or 31.5% of our total loan portfolio. This amount includes $35.2 million of multi-family residential real estate loans, which we consider a subset of commercial real estate loans, and which are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities; however, we also originate loans secured by investment real estate in the form of residential rental units. At December 31, 2022, $181.0 million of our commercial real estate portfolio was secured by owner occupied commercial real estate, and $275.8 million was secured by income producing, or non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. The average outstanding loan in our commercial real estate portfolio was $710,000 as of December 31, 2022, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2022, our ten largest commercial real estate loans had an average balance of $9.8 million.

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

The following table provides information with respect to our commercial real estate loans by type at December 31, 2022. The table excludes multi-family residential real estate loans, discussed below.

Type of Loan	Number	Balance
		(In thousands)
Residential one-to-four family	147	$45,332
Mixed use	72	47,525
Office	75	52,691
Retail	40	24,916
Industrial/manufacturing/warehouse	101	75,641
Hotel/motel/inn	16	32,766
Mobile home/park	11	32,080
Self-storage facility	11	29,451
Other commercial real estate	108	81,121
Total	581	$421,523

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

Our largest single commercial real estate loan at December 31, 2022 totaled $15.8 million, was originated in 2013 and is a commercial line of credit secured by non-owner occupied commercial use property. Our next largest commercial real estate loan at December 31, 2022 was totaled $15.6 million, was originated in 2019 and is secured by non-owner occupied commercial use property. The third largest commercial real estate loan was for $12.9 million, was originated in 2019 and is secured by non-owner occupied commercial use property. All of the collateral securing these loans is located in our primary lending area. At December 31, 2022, all of these loans were performing in accordance with their original repayment terms.

Multi-Family Residential Real Estate Loans. At December 31, 2022, multi-family real estate loans were $35.2 million, or 2.4% of our total loan portfolio. We do not focus on the origination of multi-family real estate lending, but we will originate these loans to well-qualified borrowers when opportunities exist that meet our underwriting standards. We currently originate new individual multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market area. Our multi-family real estate loans are generally secured by properties consisting of five to 15 rental units. The average outstanding loan size in our multi-family real estate portfolio was $559,000 as of December 31, 2022. We generally do not make multi-family real estate loans outside our primary market areas. In addition to originating these loans, we also participate in multi-family residential real estate loans with other financial institutions. Such participations are underwritten in accordance with our policies before we will participate in such loans.

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

Our largest multi-family real estate loan at December 31, 2022 totaled $4.8 million, was initially originated in 2020 as a construction and land development loan and is secured by a multi-family property. At December 31, 2022, this loan was performing in accordance with its original repayment terms.

Construction and Land Development Loans. At December 31, 2022, construction and land development loans were $69.7 million, or 4.8% of our total loan portfolio, consisting of $2.5 million of one- to four-family residential and condominium construction loans and $67.2 million of commercial and multi-family real estate construction loans. At December 31, 2022, $63.4 million of our commercial and multi-family real estate construction loans are expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.

We primarily make construction loans for commercial development projects, including hotels, condominiums and single-family residences, small industrial buildings, retail and office buildings and apartment buildings. Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full.

We also originate construction and site development loans to contractors and builders to finance the construction of single-family homes and subdivisions. While we may originate these loans whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each project to two units. We have attempted to diversify the risk associated with speculative construction lending by doing business with experienced small and mid-sized builders within our market area

Residential real estate construction loans include single-family tract construction loans for the construction of entry level residential homes. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable rates of interest based on The Wall Street Journal prime rate plus a margin. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.

Our largest construction and land development loan at December 31, 2022 totaled $11.9 million, was originated in 2021 and is secured by commercial use property. At December 31, 2022, this loan was performing in accordance with its original repayment terms.

Mortgage Warehouse Loans. Our mortgage warehouse lending business has a national platform with relationship managers across the United States that offers Master Repurchase Agreement facilities (“facilities”) to independent non-bank mortgage origination companies, which allow them to fund the closing of residential mortgage loans. Each facility advance is fully collateralized by a security interest in one- to four-family residential mortgage loans and are further enhanced by deposit balances. The primary source of repayment of the facilities is the sale of the underlying mortgage loans to outside investors, which typically occurs within 15 days, with the exception of construction loans which generally take longer to pay off due to the nature of the loan.. These investors can include Federal National Mortgage Association/Federal Home Loan Mortgage Corporation and Government National Mortgage Association, as well as other large financial institutions who aggregate pools of loans.

To approve facilities to non-bank mortgage origination borrowers we conduct a thorough due diligence of the company and its ownership to assess the financial performance including assets and liquidity and regulatory profile. To underwrite the companies we use a proprietary risk based scoring model that correlates to our internal regulatory loan risk grading system. We continually monitor companies’ performance through both internal and external financial management and quality reviews. At December 31, 2022, mortgage warehouse loans were $213.4 million, or 14.7% of total loans.

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

See “Risk Factors – Risks Related to Our Cryptocurrency Activities” for a discussion of risks related to our digital asset lending.

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. In addition, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be impacted, to a greater extent than residential real estate loans, by adverse conditions in the real estate market or the economy. To monitor cash flows on income producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. In accordance with our loan policy, an environmental phase one report may be obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. These types of loans are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment.

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

Mortgage Warehouse Loans. Mortgage warehouse loans are primarily facilities to non-bank mortgage origination companies. The risk of fraud associated with this type of lending includes, but is not limited to, settlement process risks, the risk of financing nonexistent loans or fictitious mortgage loan transactions, or the risk that collateral delivered is fraudulent or non-existent, creating a risk of loss of the full amount financed on the underlying residential mortgage loan, or in the settlement processes. In addition to fraud risk, there is also the risk of the mortgage companies being unable to sell the loans.

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

Historically, we generally originated loans for our portfolio. We occasionally sell participation interests in commercial real estate loans and commercial business loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits. At December 31, 2022, we were servicing $20.6 million of commercial real estate and commercial business loans where we had sold an interest to local financial institutions. We sold loan participations of $6.2 million and $12.9 million for the years ended December 31, 2022 and 2021, respectively.

While we generally do not purchase whole loans, we will occasionally purchase loan participations from other financial institutions and have in previous years purchased through a shared national credit program. As of December 31, 2022, we had $9.7 million of outstanding purchased loans. We do not expect to make any purchases through a shared national credit program going forward. We did not have any loan participation purchases for the year ended December 31, 2022. We purchased loans totaling $6.3 million for the year ended December 31, 2021.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by BankProv’s Board of Directors and management. BankProv’s Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. All loans require the approval of a minimum of two lending officers, one of which must be a Senior Vice President or above (the exception is borrowing relationships of $25,000 and below, which can be approved by one officer with sufficient authority for that loan type. For loan relationships below $2.0 million, approval is required by designated individuals with delegated loan authority as identified within our loan policy. Our loan policy dictates that for loan relationships of between $2.0 million and $3.0 million approval is required by one of the following members of Credit Committee: Chief Executive Officer, Chief Financial Officer, Chief Lending Officer and/or Senior Credit Officer. Loan relationships exceeding $3.0 million in exposure that do not involve exceptions to policy must be authorized by BankProv’s Credit Committee. Loan relationships exceeding $3.0 million in exposure that involve exceptions to policy, including loans in excess of our internal loans-to-one borrower limitation, must be authorized by BankProv’s Risk Committee of the Board of Directors. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or board committee prior to commitment. Exceptions are reported to the Board of Directors quarterly.

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. Our regulatory limit on loans-to-one borrower, is assessed quarterly, and was $38.4 million at December 31, 2022. In addition, we generally establish our internal loans-to-one borrower limit as 90% of our regulatory limit. This amount was $34.5 million as of December 31, 2022, with loans greater than this amount requiring approval by BankProv’s Risk Committee of the Board of Directors.

At December 31, 2022, our largest lending relationship consisted of five commercial business loans with an exposure of $40.7 million, secured by all business assets except for one unsecured ACH line of credit with an exposure of $50,000.  All loans in this relationship were performing in accordance with their original repayment terms at December 31, 2022.  Our second largest lending relationship consisted of six commercial business loans with a total exposure of $40.5 million, secured by all business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2022. Although the December 31, 2022 exposures on our two largest relationships exceeded the regulatory limit in effect at December 31, 2022, the total exposures were in compliance with the regulatory limit in effect at the time the last extensions of credit were made. Our third largest lending relationship with a total exposure of $38.0 million consisted of 13 construction and land development loans with a total exposure of $28.0 million and secured by commercial use property, nine commercial real estate loans with a total exposure of $9.7 million and also secured by commercial use property, and one commercial business loan with a total exposure of $385,000 secured by all business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2022. Our fourth largest lending relationship consisted of one commercial business line, with a total exposure of $36.0 million, secured by the USD value of the business’ digital currency. At December 31, 2022 there was no outstanding balance on this relationship. Our fifth largest lending relationship consisted of one commercial business line with a total exposure of $35.0 million, secured by the USD value of the business’ digital currency. At December 31, 2022 there was $10.0 million outstanding on this relationship and it was performing in accordance with its original repayment terms.

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal government bonds, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our Federal Home Loan Bank borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2022.

At December 31, 2022, our investment portfolio had a fair value of $28.6 million, and consisted of U.S. Government Agency asset- and mortgage-backed securities, and state and municipal bonds.

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

Each reporting period, we evaluate all debt securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporarily impaired (“OTTI”). OTTI is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI resulting in a realized loss that is a charged to earnings through a reduction in our noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2022 or 2021.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances, Federal Reserve Bank of Boston (“FRB”) brokered deposits and certificates of deposit obtained from a national exchange, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment securities maturities and sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

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

We have grown our core deposits (which we define as all deposits except for certificates of deposit) through a variety of strategies, including investing in technology and hiring additional employees, as well as proactive interaction with our customers. Our investment in technology has enabled us to better serve commercial customers who demand faster processing times and simplified online interaction. For example, we provide deposit and cash management services for 1031 qualified intermediaries, banking as a service (“BaaS”) customers, digital currency customers, payroll providers and community association management companies. Funds we receive from digital currency customers are denominated in U.S. dollars; we do not have any digital assets or liabilities on our balance sheet and we do not take any digital currency exchange rate risk. In addition, we believe that our specialized commercial activities have provided opportunities to generate business deposits from those customers, including from customers outside of our branch network, that may not be available to traditional community banks.

At December 31, 2022, our deposits totaled $1.28 billion. As of that date, our certificates of deposit included $120.1 million of brokered certificates of deposit and $7.0 million of QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits. At December 31, 2022, all QwickRate certificates of deposit were in amounts of $100,000 or greater.

Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, and customer preferences and concerns. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and services and to periodically offer special rates in order to attract deposits of a specific type or term. We do not price our deposit products to be among the highest rate paying institution in our market area, but instead focus on services to gather deposits.

Borrowings. We primarily utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2022, we had a borrowing capacity of $118.2 million with the Federal Home Loan Bank of Boston, including an available line of credit of $2.0 million at an interest rate that adjusts daily. On that date, we had $107.3 million in advances outstanding from the Federal Home Loan Bank of Boston. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in our portfolio.

From time to time and dependent on rates, we may utilize the FRB Borrower In Custody (“BIC”) program as a source of overnight borrowings. Borrowings from the FRB BIC program are secured by a Uniform Commercial Code (“UCC”) financing statement on qualified collateral, consisting of certain commercial loans. As of December 31, 2022, we had a borrowing capacity of $153.3 million with the FRB. On that date, we had $19.5 million in advances outstanding from the FRB.

Personnel

As of December 31, 2022, we had 198 full-time and six part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good working relationship with our employees.

Subsidiaries

BankProv’s subsidiaries include Provident Security Corporation, 5 Market Street Security Corporation and Prov 1, LLC. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account. Prov 1, LLC was established to engage in any lawful act or activity for which limited liability companies may be organized.

SUPERVISION AND REGULATION

General

BankProv is a Massachusetts-chartered stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. BankProv is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its primary federal regulatory and primary deposit insurer. BankProv is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. BankProv is a member of the Federal Home Loan Bank of Boston.

The regulation and supervision of BankProv establish a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the Federal Deposit Insurance Corporation, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

Any change in applicable laws or regulations, whether by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Commonwealth of Massachusetts or Congress, could have a material adverse impact on the operations and financial performance of Provident Bancorp, Inc. and BankProv. In addition, Provident Bancorp, Inc. and BankProv are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Provident Bancorp, Inc. and BankProv.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to BankProv and Provident Bancorp, Inc. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on BankProv and Provident Bancorp, Inc.

Massachusetts Banking Laws and Supervision

BankProv, as a Massachusetts-chartered stock savings bank, is regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank. The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to issue stock and to undertake many other activities. Any Massachusetts savings bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a savings bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

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

Insurance Sales. Massachusetts savings banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A savings bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Although BankProv has received approval for insurance sales activities, it does not offer insurance products.

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the Commonwealth which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. At the present time, BankProv has the authority to invest in equity securities. However, such investment authority is constrained by federal law. See “—Federal Bank Regulation—Investment Activities” for such federal restrictions.

Dividends. A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. A Massachusetts savings bank with outstanding preferred stock may not, without the prior approval of the Commissioner of Banks, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or to a fund for the retirement of any preferred stock. For this purpose, net profits mean the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

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

Loans-to-One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a bank may not exceed 20.0% of the total of the bank’s capital, which is defined under Massachusetts law as the sum of the bank’s capital stock, surplus account and undivided profits.

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

Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Massachusetts consumer protection and civil rights statutes applicable to BankProv permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund. BankProv is a member of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks a risk-based assessment on deposit balances in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Massachusetts has other statutes and regulations that are similar to the federal provisions discussed below.

Federal Bank Regulation

Capital Requirements. Federal regulations require Federal Deposit Insurance Corporation-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a Tier 1 capital to average assets leverage ratio of 4.0%.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). BankProv has exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2022, BankProv exceeded the fully phased in regulatory requirement for the capital conservation buffer.

The federal banking agencies, including the Federal Deposit Insurance Corporation, have established a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio on its quarterly call report.

The optional community bank leverage ratio has currently been established at 9%.

As of December 31, 2022, the Bank has not opted into the CBLR framework.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a CBLR leverage ratio of 9.0% or greater, or a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2022, BankProv was a “well capitalized” institution under the Federal Deposit Insurance Corporation regulations.

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

Enforcement. The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state savings banks, including BankProv. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Federal Insurance of Deposit Accounts. BankProv is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in BankProv are insured up to a maximum of $250,000 for each separately insured depositor.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions deemed less risky of failure pay lower assessments. Assessment rates (inclusive of possible adjustments) for most banks with less than $10 billion of assets are based on a formula using financial data and supervisory ratings, and currently range from 2.5 to 32 basis points of each institution’s total assets less tangible capital.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of BankProv. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Privacy Regulations. Federal Deposit Insurance Corporation regulations generally require that BankProv disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, BankProv is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. BankProv currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by Federal Deposit Insurance Corporation regulations, a non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the Federal Deposit Insurance Corporation, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. BankProv’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”

In May 2022, the Federal Deposit Insurance Corporation and other bank regulatory agencies released a notice of proposed rulemaking to strengthen and modernize the Community Reinvestment Act regulations and framework.

Massachusetts has its own statutory counterpart to the CRA which is also applicable to BankProv. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. BankProv’s most recent rating under Massachusetts law was “Satisfactory.”

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

USA PATRIOT Act. BankProv is subject to the USA PATRIOT Act, which gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Other Regulations

Interest and other charges collected or contracted for by BankProv are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

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

•Massachusetts Debt Collection Regulations, establishing standards, by defining unfair or deceptive acts or practices, for the collection of debts from persons within the Commonwealth of Massachusetts, and the General Laws of Massachusetts, Chapter 167E, which governs BankProv’s lending powers; and

•Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of BankProv also are subject to, among others, the:

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

Federal Home Loan Bank System

BankProv is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. BankProv was in compliance with this requirement at December 31, 2022. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. BankProv reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2022, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on their stock. The Federal Home Loan Banks are required to provide funds for certain purposes including, for example, contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. In 2022, the Federal Home Loan Bank of Boston paid dividends equal to an annual yield of 3.53%. There can be no assurance that such dividends will continue in the future.

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

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as a fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

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

Acquisition of the Company

Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company such as Provident Bancorp, Inc. unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the Change in Bank Control Act and applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with Provident Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a bank holding company without the prior approval of the Federal Reserve Board. Control, as defined under the Bank Holding Company Act and Federal Reserve Board regulations, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board. In 2020 the Federal Reserve Board amended its regulations concerning when a company exercises a controlling influence over a bank or bank holding company for purposes of the Bank Holding Company Act. Relevant factors include the company’s voting and nonvoting equity investment in the bank or bank holding company, director, officer and employee overlap and the scope of business relationships between the company and bank or bank holding company.

ITEM 1A. RISK FACTORS

An investment in common stock involves risks. Stockholders should carefully consider the risks described below, together with other information contained in this Annual Report on Form 10-K and other documents that we have filed with the Securities and Exchange Commission (“SEC”), before making any purchase or sale decisions regarding the Company’s common stock. If any of the following risks actually occur, the Company’s financial condition or operating results may be harmed. In that case, the trading price of the Company’s common stock may decline and stockholders may lose part or all of their investment in the Company’s common stock.

Risks Related to Our Lending Activities

Our emphasis on commercial business, commercial real estate, multi-family real estate, construction and land development lending involves risks that could adversely affect our financial condition and results of operations.

We have a focus on commercial business loans, while continuing to originate commercial real estate, multi-family real estate, construction and land development loans. As of December 31, 2022, our commercial loan portfolio, which includes commercial business, commercial real estate, multi-family real estate and construction and land development loans, totaled $1.23 billion, or 84.7% of total loans. Our commercial business loan portfolio totaled $701.4 million at December 31, 2022, and included $452.3 million of enterprise value loans, or 31.20% of our total loan portfolio, $53.9 million of renewable energy loans, or 3.72% of our total loan portfolio, and $41.2 million in loans to digital asset customers, or 2.84% of our total loan portfolio. As a result, our credit risk profile may be higher than traditional savings institutions that have higher concentrations of one- to four-family residential loans. These types of commercial lending activities, while potentially more profitable than one- to four-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Collateral evaluation and financial statement analysis in these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis.

Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time, may be illiquid and may fluctuate in value based on the success of the business.

The credit risk related to commercial real estate and multi-family real estate loans is considered to be greater than the risk related to one- to four-family residential or consumer loans because the repayment of commercial real estate loans and multi-family real estate loans typically is dependent on the successful operation of the borrower’s business or the income stream of the real estate securing the loan as collateral, both of which can be significantly affected by conditions in the real estate markets or in the economy. For example, if the cash flows from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment.

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

Construction and land development lending involves additional risks when compared to one- to four-family residential real estate lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.

A secondary market for most types of commercial business, commercial real estate, multi-family real estate, and construction and land development loans is not readily available, so we generally do not have an economically feasible opportunity to mitigate credit risk by selling part or all of our interest in these loans.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

Regulators have promulgated guidance that provides that a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (1) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (2) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. As of December 31, 2022, our loans of the type described in (2) above represented 257.63% of total Bank capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flows from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The guidance assists banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Although we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, our regulators could require us to implement additional policies and procedures that may result in additional costs to us, may result in a curtailment of our multi-family and commercial real estate lending and/or require that we maintain higher levels of regulatory capital, any of which would adversely affect our loan originations and results of operations.

Our portfolio of loans with a higher risk of loss is increasing and the unseasoned nature of our commercial loan portfolio may result in errors in judging its collectability, which may lead to additional provisions for loan losses or charge-offs, which would hurt our profits.

A large portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions for an extended period of time. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We maintain an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable losses within the existing loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio. Additionally, a problem with one or more loans could require us to significantly increase the level of our provision for loan losses. In addition, federal and state regulators periodically review our allowance for loan losses, and as a result of these reviews we may increase our provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease our net income.

The foreclosure process may adversely impact our recoveries on non-performing loans

The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of the COVID-19 pandemic and related economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize its losses.

Changes in the secondary mortgage market may impede our ability to collect repayment on the mortgage warehouse facility lines.

Mortgage warehouse loans are facility lines to non-bank mortgage origination companies. The underlying collateral of these facility lines are residential real estate loans. Loans are originated by the mortgage companies for sale into secondary markets. The primary source of repayment of the facility lines is the cash flow upon sale of the loans. Changes in the secondary mortgage market may result in the mortgage companies’ inability to sell the loans and repay their facility lines. Such events could result in an increase to our provision for loan losses, which could decrease our net income.

Risks Related to Our Cryptocurrency Activities

Regulation of the cryptocurrency industry continues to evolve and is subject to change. Moreover, securities and commodities laws and regulations and other bodies of laws can apply to certain cryptocurrency businesses. These laws and regulations are complex, were frequently not designed or crafted with cryptocurrency technology in mind or with a sufficient understanding of cryptocurrency use cases and our interpretations of them may be subject to challenge by the relevant regulators. Future regulatory developments are impossible to predict with certainty, and if we are unable to properly characterize our activities with respect to a crypto asset, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. For example, Chair Gary Gensler has repeatedly remarked on the need for further regulatory oversight on crypto assets, crypto trading, and lending platforms by the SEC. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). Bitcoin and Ethereum are the only crypto assets as to which senior officials at the SEC have publicly expressed such a view. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. With respect to all other crypto assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.

Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain crypto assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets as “securities.”

The classification of a crypto asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets. For example, a crypto asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in crypto assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

We have policies and procedures to analyze whether the crypto assets underlying certain of our lending and deposit activities could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which permits us to make a risk-based assessment regarding the likelihood that we are facilitating, or engaging in, transactions in unregistered securities. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that our activities involve a supported crypto asset “security” currently offered, sold, or traded under applicable laws. We believe that our processes reflect a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to crypto assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of crypto assets may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws.

We may not properly characterize our activities with respect to any given crypto asset, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, state or foreign regulatory authority, or a court were to determine that we were facilitating, or engaging in, transactions in unregistered securities, we would not be able to continue such activity, and may determine not to continue similar activities. In addition, we could be subject to judicial or administrative sanctions for our actions in failing to offer or sell the crypto asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm.

Further, if Bitcoin, Ether, or any other supported crypto asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported crypto asset. For instance, all transactions in such supported crypto asset would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the networks on which such supported crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the crypto asset. Also, it may make it difficult for such supported crypto asset to be traded, cleared, and custodied as compared to other crypto asset that are not considered to be securities. Specifically, even if transactions in a crypto asset were registered with the SEC or conducted in accordance with an exemption from registration, the current intermediary-based framework for securities trading, clearance and settlement is not consistent with the operations of the crypto asset market. For example, under current SEC guidance, crypto asset securities cannot be held on behalf of customers by broker-dealers that also support custody of traditional securities; and the SEC has not permitted public permissionless blockchain-based clearance and settlement systems for securities.

Our use of crypto assets as collateral for loans, and the custodial arrangements with such collateral, involves risks that could adversely affect our financial condition and results of operations.

In 2020, the Bank began offering revolving lines of credit (“Revolving Loans”) to enterprise businesses in the digital asset space. In 2021, the Bank began offering term loans for companies purchasing specialized digital asset mining equipment, but discontinued this type of lending in 2022. These loans allow borrowers to further their offerings in crypto-backed lending, margin trading, crypto mining operations, or other growth initiatives in the industry. Under the terms of the Revolving Loans and term loans, the Bank maintains a security interest in the digital assets and cash collateral held in a collateral account. In the event of default under the Revolving Loans, the Bank has the ability to require the third-party custodian to liquidate the digital assets in the collateral account in United States dollar (“USD”) and repay the respective Revolving Loan with such proceeds. In addition, for term loans that are used solely to purchase digital asset mining equipment, we maintain a security in the purchased mining equipment. Under some of our term loans, the borrower is also required to allocate to the collateral account a portion of the digital assets that they obtain using the mining equipment, up until the USD-equivalent amounts in the collateral account are equal to or greater than the unpaid balance of the term loan. As of December 31, 2022, we had total exposure in Revolving Loans of this type of $79.9 million, with $14.5 million outstanding as of that date. As of December 31, 2022 we had $26.7 million outstanding of term loans.

These lines of credit and term loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by crypto asset collateral that may be illiquid and may fluctuate significantly in value. Failure to properly monitor the value of the collateral may result in our being under-collateralized with respect to a crypto line of credit. In addition, a failure by the custodian to properly or timely liquidate the collateral and/or properly or timely remit the proceeds of the liquidation to us may result in our recognizing losses with respect to these Revolving Loans and term loans. Moreover, collateral held by a custodian or other third-party is subject to theft and/or mis-reporting of the possession of such collateral or the value thereof, which may further result in our recognizing losses with respect to these Revolving Loans and term loans.

In addition, term loans to purchase mining equipment are subject to additional risks with respect to the short-term life of the assets securing the loans. The failure to properly and timely monitor the production from the mining equipment, significant changes in the collateral valuations, casualty losses, or our inability to liquidate the equipment, could increase our potential losses in the event the Bank is required to repossess and sell the equipment to other mining operators.

Our lending activities in the cryptocurrency business space are covered by our insurance policies to the same extent as our other lending activities, such as with respect to certain acts of fraud, forgery or dishonesty. However, these lending activities, like our other lending activities, are subject to the risk that insurance coverage may not be available for certain losses, or, where available, such losses may exceed insurance limits. A similar risk applies to insurance coverage with respect to custodians we engage to hold collateral related to this lending activity. Losses with respect to insurance matters could have a material impact on our financial condition or results of operations.

The characteristics of digital currency have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams; if any of our customers do so or are alleged to have done so, it could adversely affect us.

Digital currencies and the digital currency industry are relatively new and, in many cases, lightly regulated or largely unregulated. Some types of digital currency have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain digital currency transactions and encryption technology that anonymizes these transactions, that make digital currency particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion and ransomware scams. Two prominent examples of marketplaces that accepted digital currency payments for illegal activities include Silk Road, an online marketplace on the dark web that, among other things, facilitated the sale of illegal drugs and forged legal documents using digital currencies and AlphaBay, another darknet market that utilized digital currencies to hide the locations of its servers and identities of its users. Both of these marketplaces were investigated and closed by U.S. law enforcement authorities. U.S. regulators, including the SEC, Commodity Futures Trading Commission (the “CFTC”), and Federal Trade Commission (the “FTC”), as well as non-U.S. regulators, have taken legal action against persons alleged to be engaged in Ponzi schemes and other fraudulent schemes involving digital currencies. In addition, the Federal Bureau of Investigation has noted the increasing use of digital currency in various ransomware scams.

While we believe that our risk management and compliance framework, which includes thorough reviews we conduct as part of our due diligence process (either in connection with onboarding new customers or monitoring existing customers), is reasonably designed to detect any such illicit activities conducted by our potential or existing customers (or, in the case of digital currency exchanges, their customers), we may not be able to detect any such illegal activity in all instances. Because the speed, irreversibility and anonymity of certain digital currency transactions make them more difficult to track, fraudulent transactions may be more likely to occur. We may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. If one of our customers were to engage in or be accused of engaging in illegal activities using digital currency, we could be subject to various fines and sanctions, including limitations on our activities, which could also cause reputational damage and adversely affect our business, financial condition and results of operations.

Regulatory scrutiny of BaaS solutions and related technology considerations has recently increased.

We provide banking products and services to our fintech partners, which includes providing certain financial services, including payments infrastructure and deposit services. Recently, federal bank regulators have increasingly focused on the risks related to bank and fintech company partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. This focus is demonstrated by recent regulatory enforcement actions against other banks that have allegedly not adequately addressed these concerns while growing their BaaS offerings. We could be subject to additional regulatory scrutiny with respect to that portion of our business that could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company.

Risks Related to Laws and Regulations

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the monetary and related policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary and related policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond BankProv’s control and the effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation and the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of BankProv rather than for holders of our common stock.

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network. Rules issued consistent with these laws and their implementing regulations require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. We also provide services to non-traditional deposit customers, such as digital currency customers, which require an enhanced Bank Secrecy Act program and enhanced Know Your Customer and compliance policies and procedures. We may become subject to additional regulatory scrutiny as a result of providing products and services to digital currency industry customers. Our primary banking regulators may be less familiar with the digital currency industry, or may consider the industry to involve greater risks than more established industries.

Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. We have not been subject to fines or other penalties, or suffered business or reputational harm with respect to potential money laundering activities or related laws and regulations, in the past.

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.

The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions.

A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

We could become subject to more stringent capital requirements, which could adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Unrealized gains and losses on certain “available-for-sale” securities holdings are to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out was exercised. We exercised this one-time opt-out option. The regulations also establish a “capital conservation buffer” of 2.5% and the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

At December 31, 2022, BankProv met all of these requirements, including the full 2.5% capital conservation buffer.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. Specifically, BankProv’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the capital rules, which may limit our ability to pay dividends to stockholders.

If we grow too large, we may lose the benefits of excess deposit insurance provided by the Depositors Insurance Fund.

As a Massachusetts savings bank, our deposits are insured in full beyond federal deposit insurance coverage limits by the Depositors Insurance Fund, a private excess deposit insurer created under Massachusetts law. We believe offering full deposit insurance gives us a competitive advantage for individual, corporate and municipal depositors having deposit balances in excess of Federal Deposit Insurance Corporation insurance limits.  However, the Depositors Insurance Fund may require member savings banks that pose greater than normal loss exposure risk to the Depositors Insurance Fund to take certain risk-mitigating measures or withdraw from the Depositors Insurance Fund and become a Massachusetts trust company by operation of law, subject to the Commissioner of Banks’ approval.  In such an event, we may be required to reduce our level of excess deposits, pay for the reinsurance of our excess deposits, make an additional capital contribution to the Depositors Insurance Fund, provide collateral or take other risk-mitigating measures that the Depositors Insurance Fund may require, which may include entering into reciprocal deposit programs with other financial institutions or reciprocal deposit services. Reducing our excess deposits by taking any of the above risk-mitigating measures, which allows deposits to run off, reduces our overall level of deposits and increases the extent to which we may need to rely in the future on other, more expensive or less stable sources for funding, including Federal Home Loan Bank advances, which would reduce net income. Shifting excess deposits into reciprocal deposit programs may result in higher funding costs, which also would reduce net income.

The Federal Reserve Board may require us to commit capital resources to support BankProv.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

Risk Related to Market Interest Rates

The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability.

The Federal Reserve Board decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The Federal Reserve Board has reversed its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen in response to the Federal Reserve Board’s recent rate increases. As discussed below, the increase in market interest rates may have an adverse effect on our net interest income and profitability.

Future changes in interest rates could negatively affect our operating results and asset values.

Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.

If interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread, which would have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates can still have a material adverse effect on our financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Risks Related to our Business Strategy

We are growing our business in Banking as a Service, or BaaS. This subjects us to heightened regulatory scrutiny and could negatively affect our financial condition and operations.

In 2021, we began offering deposit services to BaaS customers. BaaS is an end-to-end solution that allows financial technology companies or other third parties to connect to banks’ systems directly via application programming interfaces (“API’s”) so they can build banking offerings on top of the providers’ regulated infrastructure. As of December 31, 2022, we had $25.3 million in deposits from BaaS customers. While a financial institution can benefit from a financial technology company’s products and technology to reach new customers and previously underserved communities, the financial institution bears ultimate accountability for its partners’ compliance and risk management, including with respect to penalties, fines, and other measures that bank regulatory agencies take in the event of non-compliant activity or risks that are not well controlled. In addition, end customers of financial technology companies may not conduct deposit activity in the same manner as other customers or the financial technology company itself. In recognition of this risk, in February 2023, the bank regulatory agencies issued joint guidance on liquidity risks related to crypto-asset-related entities, including guidance that financial institutions should actively monitor the liquidity risks inherent in such funding sources and establish and maintain effective risk management and controls commensurate with the level of liquidity risks from such funding sources. Our failure to properly monitor such liquidity risks and/or manage such risk from a regulatory standpoint could subject us to regulatory fines or other penalties, or business or reputational harm, and could adversely affect our financial condition and results of operations.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In addition, we will continue to make investments in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

Strong competition for banking services could hurt our profits and slow growth.

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. In addition, we face increasing competition for investors’ funds and banking services from other financial service companies such as fintech companies, brokerage firms, money market funds, mutual funds and other corporate and government securities. We may have difficulty entering into new lines of business or new markets that are already served by existing financial institutions or other entities. Conversely, our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas. Competitive factors driven by consumer sentiment or otherwise can also reduce our ability to generate fee income, such as through overdraft fees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to effectively compete, our results of operations may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.

Risk Related to Economic Conditions

A worsening of economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.

Our real estate lending, and a large portion of our commercial business lending, depends primarily on the general economic conditions in Northeastern Massachusetts and Southern New Hampshire. Certain types of our commercial business loans are originated nationally and will be impacted by national or regional economic conditions. Economic conditions have a significant impact on the ability of the borrowers to repay loans and the value of the collateral securing these loans.

A deterioration in economic conditions, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•demand for our products and services may decline;

•loan delinquencies, problem assets and foreclosures may increase;

•collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;

•we may be required to increase our allowance for loan losses;

•the value of our securities portfolio may decline; and

•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Further, a U.S. government debt default could have a material adverse impact on our business and financial performance. Other negative impacts could be volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty. Some of these impacts might occur even in the absence of an actual default but as a consequence of extended political negotiations around the threat of such a default and a government shutdown.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past year, in response to a pronounced rise in inflation, the Federal Reserve Board has raised certain benchmark interest rates to combat inflation. As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Risks Related to Operational Matters

System failure or breaches of our network security could materially and adversely affect our business, as well as subject us to increased operating costs as well as litigation and other liabilities.

Our ability to provide reliable service to customers and other network participants, as well as our internal operations, depend on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our retail distributors, network acceptance members and third-party processors, including our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Our business involves the movement of large sums of money, processing large numbers of transactions and managing the data necessary to do both. Interruptions in our service may result for a number of reasons. For example, the data center hosting facilities that we use could be closed without adequate notice or suffer unanticipated problems resulting in lengthy interruptions in our service. Any damage or failure that causes an interruption in our operations could cause customers, retail distributors and other partners to become dissatisfied with our products and services or obligate us to issue credits or pay fines or other penalties to them and could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

A significant amount of time and money may be spent to rectify the harm caused by a breach or hack. Our general liability insurance and business interruption insurance have limitations on coverage and may not be adequate to cover the losses or damages that we incur. Furthermore, cyber incidents carry a greater risk of injury to our reputation. Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require customer reporting and/or reimbursement of customer loss.

Customer or employee fraud subjects us to additional operational risks.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Our loans to businesses and individuals and our deposit relationships and related transactions are also subject to exposure to the risk of loss due to fraud and other financial crimes. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. Any failure of our internal controls to prevent or promptly detect an occurrence, or any resulting loss that is not insured or exceeds applicable insurance limits, could have a material adverse effect on our financial condition and results of operations.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

Our continued development of innovative and highly specialized deposit products, which is central to our strategic plan, will require us to devote management time and financial resources to making corresponding refinements to our enterprise risk management framework. We may not be successful in designing or implementing adjustments to our enterprise risk management to address changes in one or more of our businesses.

A lack of liquidity could adversely affect the Company’s financial condition and results of operations.

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and borrowings from the FHLB of Boston. The Company also has an available line of credit with the FRB Boston discount window. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company.

Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased, brokered certificates of deposit, deposits gathered on a national exchange, and other lines of credit. As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability in accessing these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Our business model may be more highly susceptible than comparably sized banks to fluctuations in our liquidity levels, due to cash needs of customers such as payroll providers, or a decrease in the number of smaller businesses that we service. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and results of operations would be adversely affected.

Deterioration in the performance or financial position of the Federal Home Loan Bank of Boston or the Federal Reserve Bank of Boston might restrict our ability to meet our funding needs. Additionally, the deterioration in the performance or financial position of the Federal Home Loan Bank of Boston could cause a suspension of its dividend and cause its stock to be deemed impaired.

Significant components of BankProv’s liquidity needs are met through its access to funding pursuant to its membership in the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston. Any deterioration in their performance or financial condition may affect our ability to access funding. If we are not able to access funding, we may not be able to meet our liquidity needs, which could have an adverse effect on the results of operations or financial condition. The purchase of stock in the Federal Home Loan Bank of Boston is a requirement for a member to gain access to funding. Any deterioration in their performance or financial condition may also require us to deem the required investment in Federal Home Loan Bank of Boston stock to be impaired. If we deem all or part of our investment in Federal Home Loan Bank of Boston stock impaired, such action could have a material adverse effect on our results of operations or financial condition.

Risks Related to Environmental and Other Global Matters

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or regulations or more stringent interpretations or enforcement policies with respect to existing laws and regulations may increase our exposure to environmental liability, and heightened pressure from investors and other stakeholders may require us to incur additional expenses with respect to environmental matters. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses may also change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes and other issues. The impact on our customers will likely vary depending on their specific attributes, including reliance on carbon intensive activities.

Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Our business, financial condition, and results of operations could be adversely affected by natural disasters, health epidemics, and other catastrophic events.

We could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. Any of these events could result in the temporary reduction of operations, employees, and customers, which could limit our ability to provide services. Additionally, many of our borrowers may suffer property damage, experience interruption of their businesses or lose their jobs after such events. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value.

Risks Related to Accounting Matters

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing our periodic reports that we file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is required to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of our stock-based compensation plans, our determination of our income tax provision, and our evaluation of the adequacy of our allowance for loan losses.

Other Risks Related to Our Business

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and other participants in the financial services industry or we may not prevail in any proceeding or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

Our success depends on hiring, retaining and motivating certain key personnel.

Our performance largely depends on the talents and efforts of highly skilled individuals. We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers, employees, or directors. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our operating results.

A protracted government shutdown could negatively affect our financial condition and results of operations.

A protracted federal government shutdown could result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services.

Various factors may make takeover attempts more difficult to achieve.

Certain provisions of our articles of incorporation and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of Provident Bancorp, Inc. without our Board of Directors’ approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company, including shares of our common stock or shares of our preferred stock were those shares to become entitled to vote upon the election of two directors because of missed dividends, creates a rebuttable presumption that the acquirer “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve Board before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including BankProv.

There also are provisions in our articles of incorporation that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of the shares of common stock outstanding. Furthermore, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our management and directors, employment agreements that we have entered into with our executive officers and other factors may make it more difficult for companies or persons to acquire control of Provident Bancorp, Inc. without the consent of our Board of Directors. Taken as a whole, these statutory provisions and provisions in our articles of incorporation could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

Our articles of incorporation provide that state and federal courts located in the state of Maryland are the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our articles of incorporation generally provide that, unless we consent in writing to the selection of an alternative forum, Maryland is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty, any action asserting a claim arising pursuant to any provision of Maryland corporate law, or any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors and officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our articles of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could continue to affect our financial condition and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have continued to affect the macroeconomic environment, both nationally and in the Company’s existing geographic footprint.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated. The COVID-19 pandemic and the related adverse local and national economic consequences could result in a material, adverse effect on our business, financial condition, liquidity, and results of operations.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2022, we conducted business through our main office and six branch offices located in Amesbury and Newburyport, Massachusetts and Bedford, Exeter, Portsmouth and Seabrook, New Hampshire, as well as two loan production offices located in Boston, Massachusetts and Ponte Vedra, Florida. We own five of our offices, including our main office, and lease two of our branch offices as well as two loan production offices. At December 31, 2022, the total net book value of our land, buildings, furniture, fixtures, equipment and lease right-of-use assets was $17.5 million.

ITEM 3.LEGAL PROCEEDINGS

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Capital Market under the symbol “PVBC.” The approximate number of holders of record of Provident Bancorp Inc.’s common stock as of March 27, 2023 was 713. Certain shares of Provident Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(e) Stock Repurchases. On March 12, 2021, the Company announced that its Board of Directors had adopted a stock repurchase program under which it would repurchase up to 1,400,000 shares of its common stock, or approximately 7.5% of the then-outstanding shares. The repurchase program has no expiration date. The Company did not repurchase common stock under the repurchase program during the fourth quarter of 2022. As of December 31, 2022, under this program the Company had repurchased 1,145,479 shares of its common stock and had 254,521 shares of its common stock available for repurchase.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by all loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. The historical loss factors are adjusted for the following qualitative factors: levels/trends in delinquencies and non-accruals, economic conditions, portfolio trends, portfolio concentrations, loan grading and management’s discretion. The determination of qualitative factors involves significant judgment. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2022.

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

Mortgage warehouse: Loans in this segment are primarily facility lines to non-bank mortgage origination companies. The underlying collateral of these loans are residential real estate loans. Loans are originated by the mortgage companies for sale into secondary markets, which is typically within 15 days of the loan closure with the exception of construction loans which generally take longer to pay off due to the nature of the loan.. The primary source of repayment is the cash flow upon the sale of the loans. The credit risk associated with this type of lending is the risk that the mortgage companies are unable to sell the loans.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination.

For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of Provident Bancorp, Inc. for the years ended and at the dates indicated. The following is only a summary and you should read it in conjunction with the business and financial information regarding Provident Bancorp, Inc. contained elsewhere in this Annual Report. The information at December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021, is derived in part from the audited consolidated financial statements that appear in this Annual Report.

	At December 31,
	2022	2021	2020	2019	2018
Financial Condition Data:	(In thousands)
Total assets	$1,636,381	$1,729,283	$1,505,781	$1,121,788	$974,079
Cash and cash equivalents	80,629	153,115	83,819	59,658	28,613
Debt securities available-for-sale (at fair value)	28,600	36,837	32,215	41,790	51,403
Federal Home Loan Bank stock, at cost	4,266	785	895	1,416	2,650
Loans held for sale	—	22,846	—	—	—
Loans receivable, net (1)	1,416,047	1,433,803	1,314,810	959,286	835,528
Bank-owned life insurance	43,615	42,569	36,684	26,925	26,226
Deposits	1,279,582	1,459,895	1,237,428	849,905	768,096
Borrowings	126,829	13,500	13,500	24,998	68,022
Total shareholders' equity (2)	207,542	233,782	235,856	230,933	125,584

	For the Year Ended December 31,
	2022	2021	2020	2019	2018
Operating Data:	(In thousands, except per share data)
Interest and dividend income	$79,327	$64,803	$60,403	$51,538	$42,340
Interest expense	4,297	3,370	5,931	8,148	5,213
Net interest and dividend income	75,030	61,433	54,472	43,390	37,127
Provision for loan losses	56,428	3,887	5,597	5,326	3,329
Net interest and dividend income after provision for loan losses	18,602	57,546	48,875	38,064	33,798
Gains on sales of securities, net	—	—	—	113	—
Other noninterest income	6,149	5,166	3,543	3,998	4,178
Write down of other assets and receivables	395	225	2,207	—	—
Noninterest expense	51,614	40,394	33,601	27,556	25,414
(Loss) income before income taxes	(27,258)	22,093	16,610	14,619	12,562
Income tax (benefit) expense	(5,790)	5,954	4,625	3,811	3,237
Net (loss) income	$(21,468)	$16,139	$11,985	$10,808	$9,325

(Loss) earnings per common share: (3)
Basic	$(1.30)	$0.96	$0.66	$0.60	0.50
Diluted	$(1.30)	$0.93	$0.66	$0.60	0.50

(1)Excludes loans held-for-sale.

(2)Includes retained earnings and accumulated other comprehensive income/loss.

(3)Share amounts related to periods prior to October 16, 2019, the date the Company completed a second-step mutual-to-stock conversion, have been restated to give the retroactive recognition to the exchange ratio applied in the conversion (2.0212-to-one).

	At or For the Year Ended December 31,
	2022	2021	2020	2019	2018
Performance Ratios:
(Loss) return on average assets	(1.24)%	1.02%	0.89%	1.04%	1.03%
(Loss) return on average equity	(9.26)%	6.86%	5.05%	7.38%	7.75%
Interest rate spread (1)	4.34%	3.89%	3.93%	4.05%	4.05%
Net interest margin (2)	4.61%	4.06%	4.23%	4.44%	4.33%
Efficiency ratio (3)	64.07%	60.99%	61.72%	58.15%	61.53%
Dividend payout ratio	(9.26)%	15.86%	13.65%	—%	—%
Average interest-earning assets to
average interest-bearing liabilities	199.92%	176.80%	165.71%	146.87%	146.01%
Average equity to average assets	13.43%	14.82%	17.58%	14.08%	13.26%

Regulatory Capital Ratios:
Total capital to risk weighted assets (bank only)	12.62%	14.18%	14.60%	17.62%	14.55%
Tier 1 capital to risk weighted assets (bank only)	11.37%	12.93%	13.35%	16.37%	13.30%
Tier 1 capital to average assets (bank only)	11.17%	12.07%	12.37%	15.18%	12.69%
Common equity tier 1 capital (bank only)	11.37%	12.93%	13.35%	16.37%	13.30%
Total capital to total assets (company)	12.68%	13.52%	15.66%	20.59%	12.89%

Asset Quality Ratios:
Allowance for loan losses as a percentage of
total loans (4)	1.94%	1.34%	1.39%	1.42%	1.38%
Allowance for loan losses as a percentage
of non-performing loans	102.51%	674.14%	341.72%	237.58%	186.55%
Net charge-offs to average
outstanding loans during the year	3.24%	0.22%	0.08%	0.35%	0.18%
Non-performing loans as a percentage of
total loans (4)	1.90%	0.20%	0.41%	0.60%	0.74%
Non-performing loans as a percentage of
total assets	1.67%	0.17%	0.36%	0.52%	0.64%
Total non-performing assets as a percentage of
total assets	2.04%	0.17%	0.36%	0.52%	0.81%

Other:
Number of offices	7	7	7	7	8
Number of full-time equivalent employees	203	175	158	139	123

(1)Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)Represents net interest income as a percent of average interest-earning assets.

(3)Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains on securities available-for-sale, net.

(4)Loans are presented before the allowance but include deferred costs/fees.

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Assets. Our total assets decreased $92.9 million, or 5.4%, to $1.64 billion at December 31, 2022 from $1.73 billion at December 31, 2021. The primary reasons for the decrease were decreases in cash and cash equivalents, loans held for sale, net loans, and debt securities available-for-sale (at fair value), offset by increases in other assets, net deferred tax asset, and other repossessed assets.

Cash and Cash Equivalents. Cash and cash equivalents decreased $72.5 million, or 47.3%, to $80.6 million at December 31, 2022 from $153.1 million at December 31, 2021. The decrease was primarily due to decreased deposit balances.

Loans held for sale. Loans held for sale decreased $22.8 million, due to the sale of residential mortgage loans in June 2022 and the reclassification of the remaining unsold loans to held for investment. There were no loans held for sale at December 31, 2022.

Loan Portfolio Analysis. At December 31, 2022, net loans were $1.42 billion, or 86.5% of total assets, compared to $1.433 billion, or 82.9% of total assets, at December 31, 2021. The decrease in net loans was primarily due to an increase in the allowance for loan losses of $8.6 million, or 44.0%. The increase in the allowance was primarily due to specific reserves related to the portfolio of loans collateralized by cryptocurrency mining rigs. Also contributing to the decrease in net loans was a decrease in total loans of $7.5 million, or 0.5%. This decrease was primarily driven by decreases in mortgage warehouse loans of $40.4 million, or 15.9%, commercial loans of $24.8 million, or 3.4%, and consumer loans of $1.1 million, or 74.3%, partially offset by increases in construction and land development loans of $26.9 million, or 62.9%, commercial real estate loans of $24.5 million, or 5.7%, and residential loans of $7.4 million, or 915.5%. The decrease in our commercial loan portfolio was primarily related to decreases in our digital asset, paycheck protection program (“PPP”) and renewable energy loan portfolios, offset by an increase in our enterprise value loan portfolio. Our digital asset loan portfolio decreased $79.3 million, or $65.8%, which was primarily driven by paydowns on outstanding lines of credit, the partial charge-off and repossession of cryptocurrency mining rigs in exchange for the forgiveness of a $27.4 million loan relationship, and the partial charge-off and subsequent sale of impaired loans secured by cryptocurrency mining rigs during the fourth quarter. The portfolio of loans secured by cryptocurrency mining rigs will continue to decline as the Bank is no longer originating this type of loan. Our PPP loan portfolio continues to decrease as these loans paydown or are forgiven and as of December 31, 2022 the balance was $330,000 which represents a decrease $12.1 million, or 97.3%. Our renewable energy portfolio decreased $8.4 million, or 13.5%, primarily due to the payoff of one larger relationship. Our enterprise value loan portfolio increased $83.9 million, or 22.8%, primarily due to new loan originations in excess of paydowns/payoffs. The increase in residential loans was due to the reclassification of $9.6 million in unsold residential loans from held for sale to held for investment during the second quarter of 2022.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2022		2021		2020		2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate (1)	$456,747	31.50%	$432,275	29.66%	$438,949	32.82%	$418,356	42.89%	$364,867	43.00%
Commercial (2)	701,434	48.38	726,241	49.83	565,976	42.31	451,791	46.32	361,782	42.64
Residential real estate (3)	8,246	0.57	812	0.06	32,785	2.46	45,695	4.69	$57,361	6.76
Construction and land development	69,739	4.81	42,800	2.94	28,927	2.16	46,763	4.79	44,606	5.26
Consumer	391	0.03	1,519	0.10	5,547	0.41	12,737	1.31	19,815	2.34
Mortgage warehouse	213,371	14.71	253,764	17.41	265,379	19.84	—	—	—	—
Total loans	1,449,928	100.00%	1,457,411	100.00%	1,337,563	100.00%	975,342	100.00%	848,431	100.00%
Deferred loan fees, net	(5,812)		(4,112)		(4,235)		(2,212)		(1,223)
Allowance for loan losses	(28,069)		(19,496)		(18,518)		(13,844)		(11,680)
Loans, net	$1,416,047		$1,433,803		$1,314,810		$959,286		$835,528

(1)    Includes multi-family real estate loans

(2) Includes digital asset loans

(3)    Includes home equity loans and lines of credit

Loan Maturity. The following table sets forth certain information at December 31, 2022 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Commercial	Consumer	Mortgage Warehouse	Total Loans
Amounts due in:
One year or less	$26	$26,287	$4,626	$63,027	$241	$213,371	$307,578
More than one year to five years	235	32,307	19,065	261,056	150	—	312,813
More than five years through 15 years	2,903	146,052	4,366	323,580	—	—	476,901
More than 15 years	5,082	252,101	41,682	53,771	—	—	352,636
Total	$8,246	$456,747	$69,739	$701,434	$391	$213,371	$1,449,928

The following table sets forth our fixed and adjustable-rate loans at December 31, 2022 that are contractually due after December 31, 2023.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total Due After December 31, 2023
Commercial real estate	$54,692	$375,768	$430,460
Commercial	466,356	140,356	606,712
Residential real estate	2,369	5,851	8,220
Construction and land development	17,537	47,576	65,113
Consumer	150	—	150
Mortgage warehouse	—	—	—
Total loans	$541,104	$569,551	$1,110,655

Debt Securities Available-for-Sale (at fair value). Investments in debt securities available-for-sale (at fair value) decreased $8.2 million or 22.4% to $28.6 million at December 31, 2022 from $36.8 million at December 31, 2021. The decrease resulted primarily from principal pay downs and market depreciation.

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

Delinquent Loans. The following tables set forth our loan delinquencies by type and amount at the dates indicated.

	At December 31,
	2022			2021			2020
	30-59	60-89	90 Days	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or more	Days	Days	or more	Days	Days	or more
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial real estate	$240	$—	$—	$—	$—	$—	$—	$—	$—
Commercial	—	—	318	13	111	1,860	4,358	—	291
Residential real estate	—	—	144	—	—	555	255	346	1,030
Construction and land development	—	—	—	—	—	—	—	—	—
Consumer	—	9	—	15	11	—	61	21	64
Mortgage warehouse	—	—	—	—	—	—	—	—	—
Total	$240	$9	$462	$28	$122	$2,415	$4,674	$367	$1,385

	At December 31,
	2019			2018
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or more	Days	Days	or more
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial real estate	$473	$18,256	$1,368	$742	$—	$519
Commercial	529	85	484	40	—	3,167
Residential	715	154	832	321	223	30
Construction and land development	—	—	165	—	—	—
Consumer	111	58	38	62	46	59
Mortgage warehouse	—	—	—	—	—	—
Total	$1,828	$18,553	$2,887	$1,165	$269	$3,775

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, loans modified at interest rates materially less than current market rates, or the borrower is experiencing financial difficulty. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2022, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at fair value less costs to sell, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Non-accrual loans:
Commercial real estate	$—	$—	$—	$1,701	$519
Commercial	27,086	2,080	4,198	2,955	4,830
Residential real estate	297	812	1,156	969	850
Construction and land development	—	—	—	165	—
Consumer	—	—	65	37	62
Mortgage warehouse	—	—	—	—	—
Total non-accrual loans	27,383	2,892	5,419	5,827	6,261

Accruing loans past due 90 days or more	—	—	—	—	—
Other repossessed assets	6,051	—	—	—	—
Other real estate owned	—	—	—	—	1,676
Total non-performing assets	$33,434	$2,892	$5,419	$5,827	$7,937

Total loans (1)	$1,444,116	$1,453,299	$1,333,328	$973,130	$847,208
Total assets	$1,636,381	$1,729,283	$1,505,781	$1,121,788	$974,079

Total non-performing loans to total loans (1)	1.90%	0.20%	0.41%	0.60%	0.74%
Total non-performing assets to total assets	2.04%	0.17%	0.36%	0.52%	0.81%

(1)    Loans are presented before allowance for loan losses, but include deferred loan costs/fees.

The increase in commercial non-accrual loans at December 31, 2022 as compared to the prior year was primarily due to the downgrade of loans secured by cryptocurrency mining rigs.

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

The following table sets forth the accruing and non-accruing status of troubled debt restructurings at the dates indicated.

	At December 31,
	2022		2021		2020
	Non-		Non-		Non-
(In thousands)	Accruing	Accruing	Accruing	Accruing	Accruing	Accruing
Troubled Debt Restructurings:
Commercial real estate	$—	$20,056	$—	$20,188	$—	$21,042
Commercial	100	114	616	1,849	1,805	257
Residential real estate	—	154	—	—	—	162
Construction and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total	$100	$20,324	$616	$22,037	$1,805	$21,461

	At December 31,
	2019		2018
	Non-		Non-
(In thousands)	Accruing	Accruing	Accruing	Accruing
Troubled Debt Restructurings:
Commercial real estate	$—	$1,243	$—	$1,334
Commercial	2,436	371	1,089	462
Residential real estate	—	182	—	388
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
Total	$2,436	$1,796	$1,089	$2,184

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. At December 31, 2022, other potential problem loans totaled $20.3 million, consisting of 13 troubled debt restructured loans that were accruing interest in accordance with their modified terms.

Allowance for Loan Losses. The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the Consolidated Balance Sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business and economic conditions, loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Allowance at beginning of year	$19,496	$18,518	$13,844	$11,680	$9,757
Provision for loan losses	56,428	3,887	5,597	5,326	3,329
Charge offs:
Commercial real estate	—	150	117	—	670
Commercial	48,039	2,980	176	1,950	190
Residential real estate	—	—	—	—	—
Construction and land development	—	—	24	—	—
Consumer	66	315	772	1,355	699
Mortgage warehouse	—	—	—	—	—
Total charge-offs	48,105	3,445	1,089	3,305	1,559
Recoveries:
Commercial real estate	—	92	—	—	—
Commercial	219	368	7	35	87
Residential real estate	—	2	4	7	2
Construction and land development	—	—	—	—	—
Consumer	31	74	155	101	64
Mortgage warehouse	—	—	—	—	—
Total recoveries	250	536	166	143	153
Net charge-offs	47,855	2,909	923	3,162	1,406
Allowance at end of year	$28,069	$19,496	$18,518	$13,844	$11,680
Non-performing loans at end of year	$27,383	$2,892	$5,419	$5,827	$6,261
Total loans outstanding at end of year (1)	$1,444,116	$1,453,299	$1,333,328	$973,130	$847,208
Average loans outstanding during the year (1)	$1,476,426	$1,320,160	$1,209,736	$906,909	$783,570
Allowance to non-performing loans	102.51%	674.14%	341.72%	237.58%	186.55%
Allowance to total loans outstanding at end of the year (2)	1.94%	1.34%	1.39%	1.42%	1.38%
Net charge-offs to average loans outstanding during the year	3.24%	0.22%	0.08%	0.35%	0.18%

(1)Loans are presented before the allowance for loan losses but include deferred fees/costs

(2)Allowance to total loans outstanding at end of the year, excluding $12.4 million and $41.8 million in PPP loans, was 1.35% and 1.43% at December 31, 2021 and 2020, respectively.

The following tables set forth net (recoveries)/charge-offs to average loans outstanding during the year based on loan categories.

	For the Year Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance
Commercial real estate	$422,942	$—	—%	$419,859	$58	0.01%	$415,055	$117	0.03%
Commercial	773,084	47,820	6.19	612,473	2,612	0.43	554,705	169	0.03
Residential real estate (1)	15,093	—	—	27,372	(2)	(0.01)	39,584	(4)	(0.01)
Construction and land development	64,329	—	—	35,420	—	—	45,444	24	0.05
Consumer	846	35	4.14	3,399	241	7.09	9,077	617	6.80
Mortgage warehouse	203,814	—	—	226,636	—	—	149,755	—	—

	For the Year Ended December 31,
	2019			2018
(Dollars in thousands)	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance
Commercial real estate	$389,729	$—	—%	$363,903	$670	0.18%
Commercial	407,285	1,915	0.47	286,142	103	0.04
Residential real estate	52,068	(7)	(0.01)	62,698	(2)	—
Construction and land development	41,810	—	—	52,285	—	—
Consumer	17,755	1,254	7.06	19,474	635	3.26
Mortgage warehouse	—	—	—	—	—	—

(1)Includes loans held for sale in 2022 and 2021, there were no loans held for sale in 2020.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2022		2021		2020
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	for Loan	in Category	for Loan	in Category	for Loan	in Category
(Dollars in thousands)	Losses	to Total Loans	Losses	to Total Loans	Losses	to Total Loans
Commercial real estate	$5,187	31.50%	$4,935	29.66%	$6,095	32.82%
Commercial	21,662	48.38	13,495	49.83	10,543	42.31
Residential real estate	43	0.57	38	0.06	184	2.46
Construction and land development	909	4.81	479	2.94	447	2.16
Consumer	55	0.03	168	0.10	586	0.41
Mortgage warehouse	213	14.71	381	17.41	663	19.84
Total allowance for loan losses	$28,069	100.00%	$19,496	100.00%	$18,518	100.00%

	At December 31,
	2019		2018
	Allowance	% of Loans	Allowance	% of Loans
	for Loan	in Category	for Loan	in Category
(Dollars in thousands)	Losses	to Total Loans	Losses	to Total Loans
Commercial real estate	$6,104	42.89%	$4,152	43.00%
Commercial	6,086	46.32	5,742	42.64
Residential real estate	254	4.69	251	6.76
Construction and land development	749	4.79	738	5.26
Consumer	650	1.31	710	2.34
Mortgage warehouse	—	—	—	—
Total allocated allowance for loan losses	13,843	100.00%	11,593	100.00%
Unallocated	1		87
Total	$13,844		$11,680

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

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio, there were no unallocated reserves at December 31, 2022, 2021 or 2020.

We had impaired loans totaling $47.4 million and $24.1 million as of December 31, 2022 and 2021, respectively. Impaired loans totaling $26.7 million and $1.9 million had a valuation allowance of $10.1 million and $1.6 million at December 31, 2022 and 2021, respectively. Our average investment in impaired loans was $47.7 million and $24.9 million for the years ended December 31, 2022 and 2021, respectively.

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

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of December 31, 2022 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio

The following table sets forth the composition of our securities portfolio at the dates indicated,

	At December 31,
	2022		2021		2020
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale:
State and municipal	$11,894	$11,071	$12,002	$12,591	$10,211	$10,894
Asset-backed securities	7,197	6,274	8,141	8,255	4,432	4,710
Government mortgage-backed securities	12,366	11,255	15,842	15,991	16,172	16,611
Total	$31,457	$28,600	$35,985	$36,837	$30,815	$32,215

At December 31, 2022, we had no investments in a single company or entity, other than government and government agency securities, that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2022 are summarized in the following table. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yields are calculated based on amortized cost and no tax-equivalent yield adjustments have been made, as the amount of tax-free interest-earning assets is immaterial.

			More than		More than		More than
	One Year or Less		One Year to Five Years		Five Years to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
(Dollars in	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
Securities available-for-sale:
State and municipal	$—	0.00%	$569	3.00%	$1,170	3.53%	$10,155	2.62%	$11,894	$11,071	2.73%
Asset-backed securities	34	1.87%	—	—%	4,692	1.56%	2,471	2.76%	7,197	6,274	2.03%
Government mortgage-backed securities	—	0.00%	344	1.75%	2,697	2.79%	9,325	1.79%	12,366	11,255	1.46%
Total	$34		$913		$8,559		$21,951		$31,457	$28,600

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2022 or 2021.

Deposits

Total deposits decreased $180.3 million, or 12.4%, to $1.28 billion at December 31, 2022 from $1.46 billion at December 31, 2021. The decrease in deposits spanned product types. Demand deposits decreased $106.4 million, or 17.0%, money market deposits decreased $101.2 million, or $24.1%, NOW deposits decreased $52.4 million, or 26.5%, and savings deposits decreased $13.5 million, or 8.7%. These decreases were primarily related to a $98.6 million, or 8.7%, decrease in retail deposits, a $34.6 million, or 57.7%, decrease in deposits from BaaS customers, a $22.2 million, or 22.3%, decrease in deposits from digital asset customers, a $13.4 million, or 31.1%, decrease in deposits from mortgage warehouse customers, a $7.4 million, or 6.4%, decrease in enterprise value deposits, and a $4.2 million, or 51.4%, decrease in renewable energy deposits. The decrease in deposits was partially offset by an increase in certificates of deposit of $93.1 million, or 153.8% primarily due to an increase in brokered certificates of deposit.

The following tables set forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing:
Demand	$520,226	40.66%	$626,587	42.92%	$383,079	30.96%
Interest-bearing:
NOW	145,533	11.37%	197,884	13.55%	171,016	13.82%
Regular savings	141,802	11.08%	155,267	10.64%	151,341	12.23%
Money market deposits	318,417	24.89%	419,625	28.74%	353,793	28.59%
Certificates of deposit	153,604	12.00%	60,532	4.15%	178,199	14.40%
Total	$1,279,582	100.00%	$1,459,895	100.00%	$1,237,428	100.00%

As of December 31, 2022, our certificates of deposit included $120.1 million of brokered certificates of deposit and $7.0 million of QwickRate certificates of deposit compared to $20.2 million of brokered certificates of deposit and $16.8 million of QwickRate certificates of deposit at December 31, 2021. As of December 31, 2022 and 2021, all deposits were insured in full through our participation in the Massachusetts Depositors Insurance Fund (“DIF”).

As of December 31, 2022, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000, which excludes all brokered certificates, was approximately $10.7 million. The following table sets forth the maturity of these certificates as of December 31, 2022.

At
Maturity Period	December 31, 2022
(In thousands)
Three months or less	$5,499
Over three through six months	334
Over six through twelve months	1,978
Over twelve months	2,850
Total	$10,661

Borrowings

Borrowings were $126.8 and $13.5 million at December 31, 2022 and 2021. Borrowings at December 31, 2022 consisted of overnight borrowings from the FRB totaling $19.5 million, with an interest rate of 4.50%, Federal Home Loan Bank (“FHLB”) short-term borrowings, with original maturities of less than one year, totaling $89.0 million, with an interest rate of 4.38%, and FHLB long-term advances, with original maturities more than one year, totaling $18.3 million, with interest rates ranging from 1.21% to 3.01%. All of the borrowings at December 31, 2021 were FHLB long-term advances with an original maturity of more than one year. The weighted average interest rate on FHLB long-term advances was 1.91% and 2.11% at December 31, 2022 and 2021 respectively.

We had no securities sold under agreements to repurchase during the years ended December 31, 2022 and 2021.

Shareholders’ Equity

Total shareholders’ equity decreased $26.2 million, or 11.2%, to $207.5 million at December 31, 2022, from $233.8 million at December 31, 2021. The decrease was primarily due to net loss of $21.5 million, other comprehensive loss of $2.8 million, the repurchase of 180,434 shares of common stock for $2.9 million, and $2.0 million from dividends paid, partially offset by stock-based compensation expense of $1.9 million and employee stock ownership plan shares earned of $1.3 million.

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

	For the Year Ended December 31,
	2022			2021			2020
		Interest			Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$1,476,426	$77,253	5.23%	$1,320,222	$63,873	4.84%	$1,209,736	$59,391	4.91%
Short-term investments	118,726	1,277	1.08%	159,656	208	0.13%	38,048	99	0.26%
Debt securities available-for-sale	32,005	753	2.35%	34,022	708	2.08%	37,320	830	2.22%
Federal Home Loan Bank stock	1,667	44	2.64%	827	14	1.69%	1,582	83	5.25%
Total interest-earning assets	1,628,824	79,327	4.87%	1,514,727	64,803	4.28%	1,286,686	60,403	4.69%
Non-interest earning assets	98,049			72,995			62,741
Total assets	$1,726,873			$1,587,722			$1,349,427
Interest-bearing liabilities:
Savings accounts	$152,964	235	0.15%	$151,586	196	0.13%	$137,679	314	0.23%
Money market accounts	341,324	1,968	0.58%	406,392	1,680	0.41%	295,483	2,159	0.73%
Now accounts	219,743	531	0.24%	162,618	416	0.26%	136,613	518	0.38%
Certificates of deposit	74,995	844	1.13%	122,619	793	0.65%	163,032	2,212	1.36%
Total interest-bearing deposits	789,026	3,578	0.45%	843,215	3,085	0.37%	732,807	5,203	0.71%
Borrowings
Short-term borrowings	11,421	422	3.69%	3	—	—%	24,568	33	0.13%
Long-term borrowings	14,308	297	2.08%	13,500	285	2.11%	19,114	695	3.64%
Total borrowings	25,729	719	2.79%	13,503	285	2.11%	43,682	728	1.67%
Total interest-bearing liabilities	814,755	4,297	0.53%	856,718	3,370	0.39%	776,489	5,931	0.76%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	661,368			476,743			319,451
Other noninterest-bearing liabilities	18,881			18,895			16,293
Total liabilities	1,495,004			1,352,356			1,112,233
Total equity	231,869			235,366			237,194
Total liabilities and equity	$1,726,873			$1,587,722			$1,349,427
Net interest income		$75,030			$61,433			$54,472
Interest rate spread (3)			4.34%			3.88%			3.93%
Net interest-earning assets (4)	$814,069			$658,009			$510,197
Net interest margin (5)			4.61%			4.06%			4.23%
Average interest-earning assets to interest-bearing liabilities	199.92%			176.81%			165.71%

(1)Interest earned/paid on loans includes fee income related to SBA loan fee accretion of $482,000 and $2.4 million for the years ended December 31, 2022 and December 31, 2021, respectively. Interest earned/paid on loans also includes mortgage warehouse loan origination fee income of $1.0 million and $1.4 million for the years ended December 31, 2022 and December 31, 2021, respectively.

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

	Year Ended December 31,			Year Ended December 31,
	2022 vs. 2021			2021 vs. 2020
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
(In thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest-earning assets:
Loans	$5,458	$7,922	$13,380	$(874)	$5,356	$4,482
Short-term investments	1,136	(67)	1,069	(70)	179	109
Debt securities available-for-sale	89	(44)	45	(52)	(70)	(122)
Federal Home Loan Bank stock	11	19	30	(40)	(29)	(69)
Total interest-earning assets	6,694	7,830	14,524	(1,036)	5,436	4,400
Interest-bearing liabilities:
Savings accounts	37	2	39	(147)	29	(118)
Money market accounts	588	(300)	288	(1,126)	647	(479)
Now accounts	(24)	139	115	(189)	87	(102)
Certificates of deposit	437	(386)	51	(963)	(456)	(1,419)
Total interest-bearing deposits	1,038	(545)	493	(2,425)	307	(2,118)
Borrowings
Short-term borrowings	2	420	422	(17)	(16)	(33)
Long-term borrowings	(5)	17	12	(241)	(169)	(410)
Total borrowings	(3)	437	434	(258)	(185)	(443)
Total interest-bearing liabilities	1,035	(108)	927	(2,683)	122	(2,561)
Change in net interest and dividend income	$5,659	$7,938	$13,597	$1,647	$5,314	$6,961

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

General. The Company reported a net loss for the year ended December 31, 2022 of $21.5 million, which represents a decrease of $37.6 million over the net income of $16.1 million for the year ended December 31, 2021. The net loss was primarily driven by an increase in the provision for loan losses of $52.5 million and an increase in noninterest expense of $11.4 million, offset by an increase in net interest and dividend income of $13.6 million, a decrease in income tax expense of $11.7 million and an increase in noninterest income of $983,000.

Provision for Loan Losses. We recorded a provision for loan losses of $56.4 million for the year ended December 31, 2022 compared to a provision of $3.9 million for the year ended December 31, 2021, which represents an increase of $52.5 million. The increased provision for the year ended December 31, 2022 was primarily driven by the need to replenish the allowance due to net charge-offs which totaled $47.9 million for the year ended December 31, 2022 compared to $2.9 million for the year ended December 31, 2021. The $47.9 million in net charge-offs for the year ended December 31, 2022 was primarily driven by our portfolio of loans secured by cryptocurrency mining rigs.

The provision recorded resulted in an allowance for loan losses of $28.1 million, or 1.94% of total loans at December 31, 2022, compared to $19.5 million, or 1.34% of total loans at December 31, 2021. Allowance for loan losses as a percentage of loans is higher in the current year primarily due to the specific reserves placed on impaired loan relationships secured by cryptocurrency mining rigs. The allowance for loans losses as a percentage of non-performing loans was 102.51% as of December 31, 2022 compared to 674.14% as of December 31, 2021. Non-performing loans were $27.4 million, or 1.67% of total assets as of December 31, 2022 compared to $2.9 million, or 0.17% of total assets, as of December 31, 2021. As of December 31, 2022, the largest non-performing loan relationship consisted of two commercial loans totaling $21.8 million. These loans were impaired and assessed specific reserves as of December 31, 2022.

Interest and Dividend Income. Interest and dividend income increased $14.5 million, or 22.4%, to $79.3 million for the year ended December 31, 2022 from $64.8 million for the year ended December 31, 2021. Interest and dividend income increased due to an increase in the average balance of interest-earning assets of $114.1 million, or 7.5%, when compared to the year ended December 31, 2021. The increase in average interest-earnings assets was primarily due to an increase in the average balance of loans of $156.2 million, or 11.8%, partially offset by a decrease in short-term investments of $40.9 million, or 25.6%. The increase in interest and dividend income was further supported by an increase in the yield on interest-earning assets of 59 basis points to 4.87% for the year ended December 31, 2022 compared to 4.28% for the year ended December 31, 2021 due to the rising interest rate environment and a greater percentage of the portfolio consisting of higher-yielding loans.

Interest Expense. Interest expense increased $927,000, or 27.5%, to $4.3 million for the year ended December 31, 2022 from $3.4 million for the year ended December 31, 2021. Interest expense increased due to an increase in interest expense on deposits of $493,000, or 16.0% and an increase in interest expense on borrowings of $434,000, or 152.3%. Interest expense on deposits increased primarily due to an increase in the cost of interest-bearing deposits which increased eight basis points to 0.45% for the year ended December 31, 2022 compared to 0.37% for the year ended December 31, 2021 due to rising interest rates and a larger proportion of higher-cost certificates of deposit in the portfolio. The increase in the cost of interest-bearing deposits was partially offset by a decrease in the average balance of interest-bearing deposits of $54.2 million, or 6.4%, for the year ended December 31, 2022.

Interest expense on borrowings, which consists of advances from the Federal Home Loan Bank of Boston and borrowings from the Federal Reserve Bank borrower-in-custody program, increased primarily due to an increase in the average balance of borrowings of $12.2 million, or 90.5%, to $25.7 million for the year ended December 31, 2022 from $13.5 million for the year ended December 31, 2021, primarily due to an increase in overnight borrowings.

Net Interest and Dividend Income. Net interest and dividend income increased $13.6 million, or 22.1%, to $75.0 million for the year ended December 31, 2022 from $61.4 million for the year ended December 31, 2021. The growth in net interest and dividend income was primarily the result of an increase in our average interest-earning assets of $114.1 million, or 7.5% and an increase in net interest margin of 55 basis points to 4.61%, further supported by a decrease in average interest-bearing liabilities of $42.0 million, or 4.9%. The increase in the net interest margin was the result of a combination of factors including an increasing rate environment and a greater percentage of the portfolio consisting of higher-yielding loans offset by a larger proportion of higher-cost certificates of deposit in the portfolio.

Noninterest Income. Noninterest income information is as follows.

	Years Ended
	December 31,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Customer service fees on deposit accounts	$2,931	$1,832	$1,099	60.0%
Service charges and fees - other	1,770	2,003	(233)	(11.6)%
Bank owned life insurance	1,046	1,195	(149)	(12.5)%
Gains on loans sold, net	272	47	225	478.7%
Other income	130	89	41	46.1%
Total noninterest income	$6,149	$5,166	$983	19.0%

Customer service fees on deposit accounts increased primarily due to fees generated from cash vault services for our customers who operate Bitcoin ATMs as well as implementation and activity fees charged to BaaS customers. Gains on loans sold, net, increased primarily due to the sale of residential mortgage loans in June 2022. These increases in noninterest income were partially offset by a decrease in other service charges and fees which was primarily due to decreased prepayment penalty income and a decrease in bank owned life insurance which was primarily due to the receipt of a death benefit payout during the third quarter of 2021 resulting in an increase to 2021 bank owned life insurance income.

Noninterest Expense. Noninterest expense information is as follows.

	Years Ended
	December 31,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and employee benefits	$31,737	$28,782	$2,955	10.3%
Occupancy expense	1,702	1,687	15	0.9%
Equipment expense	582	514	68	13.2%
Deposit insurance	1,023	482	541	112.2%
Data processing	1,374	1,325	49	3.7%
Marketing expense	412	279	133	47.7%
Professional fees	4,695	2,083	2,612	125.4%
Directors' compensation	1,026	992	34	3.4%
Software amortization and implementation	1,450	1,014	436	43.0%
Insurance expense	1,791	152	1,639	1,078.3%
Service fees	931	698	233	33.4%
Other	5,286	2,611	2,675	102.5%
Total noninterest expense	$52,009	$40,619	$11,390	28.0%

Salaries and employee benefits expense increased primarily due to $1.5 million in expenses related to an agreement between the Bank and the Company and the former President and Chief Executive Officer entered into upon his separation from employment as well as an increase in staff to support the development and implementation of new technologies and specialty lending products. The increase in professional fees was primarily due to increased legal fees and audit and compliance costs resulting primarily from a review of the Company’s digital asset lending practices following the events that caused the losses recorded in the third quarter, as well as fees paid for contracted employees and fees paid to external consultants. Other expense increased primarily due to costs related to repossessed assets, receivables, loan customer referrals, recruitment, and trainings and conferences. Insurance expense increased due to a renewal and reassessment that incorporates consideration of our digital asset product strategies. Deposit insurance increased due to an increase in FDIC’s insurance assessment rate schedules. Software amortization and implementation expense increased due to software licenses needed for the increased staff.

Income Tax Provision. We recorded an income tax benefit of $5.8 million for the year ended December 31, 2022, reflecting an effective tax rate of (21.2%), compared to a provision of $6.0 million for the year ended December 31, 2021, reflecting an effective tax rate of 26.9%. The reason for the tax benefit was the net loss that was recorded for the year ended December 31, 2022 compared to net income for the year ended December 31, 2021.

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

Net Interest Income Simulation. We analyze our sensitivity to changes in interest rates through a net interest income simulation model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period in the current interest rate environment. We currently then calculate what the net interest income would be for the same period under the assumption that interest rates increase 100, 200, 300 and 400 basis points from current market rates and under the assumption that interest rates decrease 100, 200 and 300 basis points from current market rates, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. Historically, we would estimate what our net interest income would be for a 12-month period in the then current rate environment and then calculate what the net interest income would be for the same period under the assumption that interest rates increased 200 basis points from the then current market rates and under the assumption that interest rates decreased 100 basis points from the then current market rates, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table presents the estimated changes in net interest income of BankProv, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning December 31, 2022 and 2021.

	At December 31,
	2022			2021
	Estimated			Estimated
	Net Interest Income			Net Interest Income
(Dollars in thousands)	Over Next 12 Months	Change		Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
400	$55,992	(0.50)%	%	$—	—%
300	56,084	(0.40)%		—	—
200	56,176	(0.20)%		66,384	3.40
100	56,259	—		—	—
0	56,286	—		64,190	—
(100)	53,345	(5.20)%		63,345	(1.30)
(200)	50,216	(10.80)%		—	—
(300)	46,983	(16.50)%		—	—

Economic Value of Equity Simulation. We also analyze our sensitivity to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates, and under the assumption that interest rates decrease 100, 200 or 300 basis points from current market rates. At December 31, 2021 we calculated EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from the then current market rates, and under the assumption that interest rates decrease 100 basis points from the then current market rates.

The following table presents the estimated changes in EVE of BankProv, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2022 and 2021.

	At December 31,
	2022		2021
	Economic		Economic
	Value of		Value of
(Dollars in thousands)	Equity	Change	Equity	Change
Changes in Interest Rates (Basis Points)
400	$286,490	(6.40)%	$372,659	13.00%
300	290,408	(5.10)	364,387	10.50
200	294,054	(3.90)	354,639	7.60
100	301,169	(1.60)	344,675	4.60
0	305,978	—	329,666	—
(100)	300,072	(1.90)	285,977	(13.30)
(200)	288,368	(5.80)	—	—
(300)	267,139	(12.70)	—	—

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, borrowings, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2022, cash and cash equivalents totaled $80.6 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $28.6 million at December 31, 2022. Warehouse loans that have a short-term duration also provide additional sources of liquidity. The balance that meets the definition of a liquid assets totaled $172.4 million as of December 31, 2022.

At December 31, 2022, we had a borrowing capacity of $118.2 million with the Federal Home Loan Bank of Boston, of which $89.0 million and $18.3 million in short and long-term borrowings, respectively, were outstanding as of that date. At December 31, 2022, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $153.3 million, of which overnight borrowings totaling $19.5 million were outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, any unforeseen demand or commitment were to occur, or we experienced unexpected deposit outflows, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2022 and 2021, we had $6.1 million and $16.4 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at December 31, 2022 and 2021, we had $347.7 million and $307.5 million in unadvanced funds to borrowers, respectively. We also had $1.7 million and $1.3 million in outstanding letters of credit at December 31, 2022 and 2021, respectively.

A significant decrease in deposits could result in the Company having to seek other sources of funds, including brokered certificates of deposit, QwickRate deposits, Federal Home Loan Bank of Boston advances, and borrowings through the borrower-in-custody program with the Federal Reserve Bank of Boston. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay. We believe, however, based on past experience that a significant portion of our deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company maintains access to multiple sources of liquidity. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

BankProv is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At December 31, 2022, BankProv exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Provident Bancorp, Inc. begin on page F-1 of this Annual Report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including (i) the Co-President and Co-Chief Executive Officer and (ii) the Co-President and Co-Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the Company’s management, including (i) the Co-President and Co-Chief Executive Officer and (ii) the Co-President and Co-Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in internal control and financial reporting described below. Management believes that the material weakness did not result in any material misstatement of the Company’s financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-

Integrated Framework (2013) was utilized. Based on this assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is not effective at the reasonable assurance level because of the material weakness in internal control and financial reporting described below. Management believes that the material weakness did not result in any material misstatement of the Company’s financial statements.

The Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the Company’s status as a smaller reporting company.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s Audit Committee, and subsequently the Board of Directors, has reviewed, with the assistance of outside legal counsel who were independent of the underlying matters, the facts and circumstances relating to the Company’s digital asset lending practices.  In connection with this review, certain deficiencies in the Company’s internal controls were identified, which, in management’s opinion, when evaluated collectively, amounted to a material weakness in the Company’s internal control over financial reporting initially reported as of September 30, 2022.  This material weakness in the control environment stemmed from “tone at the top” issues that contributed to a control environment that was insufficiently tailored to monitoring of risks as it relates to the digital asset lending program.  This material weakness is a result of weaknesses in the following:

•The precision of the design and maintenance of effective controls to sufficiently address risks pertaining to internal conflicts of interest related to the digital asset lending program; and,

•effective avenues of communication regarding certain relevant information to the Board of Directors of the Company, related to the digital asset lending program.

Management believes that, while the material weakness did not result in any material misstatement of our financial statements as of December 31, 2022, there is a possibility that material misstatements in our annual or interim consolidated financial statements would not be prevented or detected.

Remediation

Management has continued their efforts to remediate deficiencies that contributed to the material weakness initially identified as of September 30, 2022. The material weakness will not be considered fully remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The following represents management’s remediation plan and actions taken with respect to such remediation:

1)Revision of the Company’s three-year strategic plan, including ceasing to originate new loans secured by cryptocurrency mining rigs;

On March 22, 2023 the Board of Directors approved the strategic plan which does not include the origination of new loans secured by cryptocurrency mining rigs. The Company is now beginning to deploy its strategic plan.

2)development of an appropriate onboarding process for internal conflicts of interest that establishes proper internal controls to sufficiently address the related risks;

As of the date of this Annual Report, the Company has developed a formal remediation plan which was presented to the Audit Committee for approval. The Company plans on meeting its internal targets between the third and fourth quarters of 2023 as established in the remediation plan.

3)implementation of enhanced procedures, which will include but not be limited to, the annual review and disclosure to the Board of identified internal conflicts of interest as they relate to officers of the Company, and the timely disclosure to the Board of identified potential internal conflicts related to officers of the Company, which should include detail regarding management’s assessment of related risks.

As of the date of this Annual Report, the Company has developed a formal remediation plan which was presented to the Audit Committee for approval. The Company plans on meeting its internal targets between the third and fourth quarters of 2023 as established in the remediation plan.

Additionally, the Board of Directors approved a change of leadership, with the former Chief Executive Officer separating from the Company and resigning as a member of the Board.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts with respect to the material weakness as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C.DISLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Code of Ethics for Senior Officers,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

A copy of the Code of Ethics is available to shareholders on the “Governance” portion of the Investor Relations’ section on the Company’s website at www.bankprov.com.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation,” and “Corporate Governance—Committees of the Board of Directors—Compensation Committee” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2022 is presented in Note 10 – Employee Benefits & Share-Based Compensation Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

	Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,467,876	$11.00	259,841
Equity compensation plans not approved by security holders	—	—	—
Total	1,467,876	$11.00	259,841

(1)    Reflects weighted average price of stock options only

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements

The following documents are filed as part of this Form 10-K.

(i)          Reports of Independent Registered Public Accounting Firms

(ii)         Consolidated Balance Sheets

(iii)        Consolidated Statements of Operations

(iv)        Consolidated Statements of Comprehensive (Loss) Income

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

10.1	[intentionally omitted]
10.2

Employment Agreement with Carol L. Houle † (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.3	[intentionally omitted]
10.4	[intentionally omitted]
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

10.12	[intentionally omitted]
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

10.15	[intentionally omitted]
10.16	[intentionally omitted]
10.17	[intentionally omitted]
10.18	[intentionally omitted]
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

10.22	[intentionally omitted]
10.23	[intentionally omitted]
10.24

Separation Agreement and Full and Final Release of Claims with David P. Mansfield† (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-39090), filed under the Exchange Act on December 23, 2022)

10.25

Employment Agreement with Joseph B. Reilly † (incorporated by reference to Exhibit 10.1to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on February 21, 2023)

10.26

Amended and Restated Employment Agreement with Carol L. Houle † (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37514), filed by the Company under the Exchange Act on February 21, 2023)

10.27

Amended and Restated Employment Agreement with Joseph Mancini †(incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on February 21, 2023)

21

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

23.1	Consent of Independent Registered Public Accounting Firm (Crowe LLP)
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of (i) Co-Chief Executive Officer and (ii) Co-Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from Provident Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 22, 2023, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

_________________

 † Compensatory arrangements.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: March 31, 2023	/s/ Joseph B. Reilly
Joseph B. Reilly
Co-President and Co-Chief Executive Officer

Date: March 31, 2023	/s/ Carol L. Houle
Carol L. Houle
Co-President and Co-Chief Executive Officer,
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph B. Reilly Joseph B. Reilly	Co-President, Co-Chief Executive Officer, and Director (Principal Executive Officer)	March 31, 2023

/s/ Carol L. Houle Carol L. Houle	Co-President, Co-Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial and Accounting Officer)	March 31, 2023

/s/ Frank G. Cousins, Jr. Frank G. Cousins, Jr.	Director	March 31, 2023

/s/ James A. DeLeo James A. DeLeo	Director	March 31, 2023

/s/ Lisa B. DeStefano Lisa B. DeStefano	Director	March 31, 2023

/s/ Jay E. Gould Jay E. Gould	Director	March 31, 2023

/s/ Laurie H. Knapp Laurie H. Knapp	Director	March 31, 2023

/s/ Barbara A. Piette Barbara A. Piette	Director	March 31, 2023

/s/ Arthur W. Sullivan Arthur W. Sullivan	Director	March 31, 2023

/s/ Kathleen Chase Curran Kathleen Chase Curran	Director	March 31, 2023

PROVIDENT BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Provident Bancorp, Inc. and Subsidiary

Amesbury, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Provident Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors

As described in Notes 2 and 4, the allowance for loan losses is a valuation allowance for probable incurred credit losses as described in the notes to the consolidated financial statements. The Company has identified the allowance for loan losses as a critical accounting estimate. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by all loan segments. The qualitative factors include levels/trends in delinquencies and non-accruals, economic conditions, portfolio trends, portfolio concentrations, loan grading and management’s discretion. The determination of qualitative factors involves significant judgment.

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

The primary procedures we performed to address this critical audit matter included:

•Substantively testing management’s methodology to estimate the qualitative factors of the allowance for loan losses included testing:

oThe reasonableness of management’s methodology for developing the qualitative factors

oThe relevance and reliability of the external data utilized in the determination of the qualitative factors.

oThe completeness and accuracy of internal data utilized in the determination of the qualitative factors.

oThe mathematical accuracy of the allowance for loan loss calculation, including the qualitative factors.

oThe reasonableness of management’s judgments and significant assumptions used in the development of the qualitative factors.

Fair Value of Underlying Collateral for Digital Asset Backed Loans and Repossessed Assets

As described in Notes 2 and 7, the Company’s commercial loan segment includes loans to digital asset customers which are secured by cryptocurrency mining rigs. During the year, the Company repossessed cryptocurrency mining rigs in exchange for the forgiveness of a loan relationship.

The repossessed cryptocurrency mining rigs were reported as other repossessed assets at their fair value less costs to sell. These other repossessed assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The estimates and assumptions that went into the valuation of the underlying collateral for the digital asset backed loans and the repossessed cryptocurrency mining rigs held as repossessed assets, were based on market data and sales recorded by the Company.

We considered auditing the fair value of the underlying collateral for the digital asset backed loans and repossessed assets to be a critical audit matter due to the significant amount of judgment by management in developing the fair value, the high degree of auditor effort, judgment and subjectivity involved in evaluating management's judgments applied in the determination of value for the underlying collateral and repossessed cryptocurrency mining rigs. The procedures also involved more experienced audit personnel and the use of personnel with specialized knowledge and skills to assist with the procedures related to the fair value of underlying collateral for the digital asset backed loans and repossessed cryptocurrency mining rigs.

The primary procedures we performed to address this critical audit matter included:

•Substantively testing management’s methodology to estimate the fair value of the underlying collateral for digital asset backed loans and repossessed cryptocurrency mining rigs including testing:

oThe relevance and reliability of the external data utilized in the determination of the fair value.

oThe mathematical accuracy of the fair value calculation.

oThe reasonableness of management’s judgments and significant assumptions used in the development of the fair value with the assistance of personnel with specialized knowledge and skills.

We have served as the Company's auditor since 2020.

/s/ Crowe LLP

Boston, Massachusetts

March 31, 2023

PROVIDENT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

	At	At
	December 31,	December 31,
(Dollars in thousands)	2022	2021
Assets
Cash and due from banks	$42,923	$22,470
Short-term investments	37,706	130,645
Cash and cash equivalents	80,629	153,115
Debt securities available-for-sale (at fair value)	28,600	36,837
Federal Home Loan Bank stock, at cost	4,266	785
Loans held for sale	—	22,846
Loans, net of allowance for loan losses of $28,069 and $19,496 as of
December 31, 2022 and 2021, respectively	1,416,047	1,433,803
Bank owned life insurance	43,615	42,569
Premises and equipment, net	13,580	14,258
Other repossessed assets	6,051	—
Accrued interest receivable	6,597	5,703
Right-of-use assets	3,942	4,102
Deferred tax asset, net	16,793	9,957
Other assets	16,261	5,308
Total assets	$1,636,381	$1,729,283

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$520,226	$626,587
Interest-bearing	759,356	833,308
Total deposits	1,279,582	1,459,895
Borrowings:
Short-term borrowings	108,500	—
Long-term borrowings	18,329	13,500
Total borrowings	126,829	13,500
Operating lease liabilities	4,282	4,387
Other liabilities	18,146	17,719
Total liabilities	1,428,839	1,495,501
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
17,669,698 and 17,854,649 shares issued and outstanding
at December 31, 2022 and 2021, respectively	177	179
Additional paid-in capital	122,847	123,498
Retained earnings	94,630	118,087
Accumulated other comprehensive (loss) income	(2,200)	649
Unearned compensation - ESOP	(7,912)	(8,631)
Total shareholders' equity	207,542	233,782
Total liabilities and shareholders' equity	$1,636,381	$1,729,283

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022 and 2021

(In thousands)	2022	2021
Interest and dividend income:
Interest and fees on loans	$77,253	$63,873
Interest and dividends on debt securities available-for-sale	797	722
Interest on short-term investments	1,277	208
Total interest and dividend income	79,327	64,803
Interest expense:
Interest on deposits	3,578	3,085
Interest on short-term borrowings	422	—
Interest on long-term borrowings	297	285
Total interest expense	4,297	3,370
Net interest and dividend income	75,030	61,433
Provision for loan losses	56,428	3,887
Net interest and dividend income after provision for loan losses	18,602	57,546
Noninterest income:
Customer service fees on deposit accounts	2,931	1,832
Service charges and fees - other	1,770	2,003
Bank owned life insurance income	1,046	1,195
Gain on loans sold, net	272	47
Other income	130	89
Total noninterest income	6,149	5,166
Noninterest expense:
Salaries and employee benefits	31,737	28,782
Occupancy expense	1,702	1,687
Equipment expense	582	514
Deposit insurance	1,023	482
Data processing	1,374	1,325
Marketing expense	412	279
Professional fees	4,695	2,083
Directors' compensation	1,026	992
Software depreciation and implementation	1,450	1,014
Insurance expense	1,791	152
Service fees	931	698
Other	5,286	2,611
Total noninterest expense	52,009	40,619
(Loss) income before income tax (benefit) expense	(27,258)	22,093
Income tax (benefit) expense	(5,790)	5,954
Net (loss) income	$(21,468)	$16,139
(Loss) Earnings per share:
Basic	$(1.30)	$0.96
Diluted	$(1.30)	$0.93
Weighted Average Shares:
Basic	16,482,623	16,772,628
Diluted	16,482,623	17,302,007

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Years Ended December 31, 2022 and 2021

(In thousands)	2022	2021
Net (loss) income	$(21,468)	$16,139
Other comprehensive (loss) income:
Unrealized holding losses arising during the period on debt securities available-for-sale	(3,709)	(548)
Unrealized loss	(3,709)	(548)
Income tax effect	860	139
Total comprehensive loss	(2,849)	(409)
Comprehensive (loss) income	$(24,317)	$15,730

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2022 and 2021

					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Income (Loss)	ESOP	Total
Balance, December 31, 2020	19,047,544	$191	$139,450	$104,508	$1,058	$(9,351)	$235,856
Net income	—	—	—	16,139	—	—	16,139
Dividends declared ($0.15 per share) net of forfeitures	—	—	—	(2,560)	—	—	(2,560)
Other comprehensive loss	—	—	—	—	(409)	—	(409)
Stock-based compensation expense, net of forfeitures	—	—	2,545	—	—	—	2,545
Restricted stock award grants net of forfeitures	21,320	—	—	—	—	—	—
Repurchase of common stock	(1,240,304)	(12)	(18,336)	—		—	(18,348)
Stock options exercised, net	58,392	—	(241)	—	—	—	(241)
Shares surrendered related to tax withholdings on restricted stock awards	(32,303)	—	(614)	—	—	—	(614)
ESOP shares earned	—	—	694	—	—	720	1,414
Balance, December 31, 2021	17,854,649	179	123,498	118,087	649	(8,631)	233,782
Net loss	—	—	—	(21,468)	—	—	(21,468)
Dividends declared ($0.12 per share) net of forfeitures	—	—	—	(1,989)	—	—	(1,989)
Other comprehensive loss	—	—	—	—	(2,849)	—	(2,849)
Stock-based compensation expense, net of forfeitures	—	—	1,854	—	—	—	1,854
Restricted stock award grants, net of forfeitures	(9,673)	—	—	—	—	—	—
Repurchase of common stock	(180,434)	(2)	(2,858)	—	—	—	(2,860)
Stock options exercised, net	17,904	—	(108)	—	—	—	(108)
Shares surrendered related to tax withholdings on restricted stock awards	(12,748)	—	(113)	—	—	—	(113)
ESOP shares earned	—	—	574	—	—	719	1,293
Balance, December 31, 2022	17,669,698	$177	$122,847	$94,630	$(2,200)	$(7,912)	$207,542

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022 and 2021

(In thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(21,468)	$16,139
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	186	181
ESOP expense	1,293	1,414
Change in deferred loan fees, net	1,700	(123)
Provision for loan losses	56,428	3,887
Depreciation and amortization	1,100	1,026
(Increase) decrease in accrued interest receivable	(894)	668
Deferred tax benefit	(5,976)	(578)
Share-based compensation expense	1,854	2,545
Bank-owned life insurance income	(1,046)	(1,195)
Principal payments on operating lease liabilities	(105)	(101)
Gain on loans sold, net	(272)	—
Loss on sale of other repossessed assets	26	—
Net increase in other assets	(11,348)	(2,760)
Net increase in other liabilities	427	3,210
Net cash provided by operating activities	21,905	24,313
Cash flows from investing activities:
Purchases of debt securities available-for-sale	—	(13,626)
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	4,342	8,275
(Purchase) redemption of Federal Home Loan Bank stock	(3,481)	110
Loan originations and purchases, net of paydowns	(61,104)	(145,603)
Proceeds from loan sales	30,839	—
Proceeds from other repossessed asset sales	3,777	—
Proceeds from principal repayments on loans held for sale	2,560	—
Additions to premises and equipment	(262)	(412)
Purchase of bank owned life insurance	—	(5,500)
Proceeds from distribution of bank owned life insurance	—	810
Write down of other repossessed assets	597	—
Write down of other assets and receivables	395	225
Net cash used in investing activities	(22,337)	(155,721)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31, 2022 and 2021

(In thousands)	2022	2021
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing accounts	(106,361)	243,508
Net decrease in interest-bearing accounts	(73,952)	(21,041)
Cash dividends paid on common stock	(1,989)	(2,560)
Payments from exercise of stock options, net	(108)	(241)
Net change in short-term borrowings	108,500	—
Proceeds from Federal Home Loan Bank long-term advances	4,840	—
Payments made on Federal Home Loan Bank long-term advances	(11)	—
Shares surrendered related to tax withholdings on restricted stock awards	(113)	(614)
Repurchase of common stock	(2,860)	(18,348)
Net cash (used in) provided by financing activities	(72,054)	200,704
Net (decrease) increase in cash and cash equivalents	(72,486)	69,296
Cash and cash equivalents at beginning of year	153,115	83,819
Cash and cash equivalents at end of year	$80,629	$153,115
Supplemental disclosures:
Interest paid	$4,278	$3,085
Income taxes paid	5,156	8,379
Reclassification of loans held for sale to loans held for investment	9,599	—
Loans transferred to other repossessed assets	10,451	—
Transfer from loans to loans held for sale	—	22,846

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Provident Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in 2019 whose primary purpose is to act as the holding company for BankProv (the “Bank”). The Bank, headquartered in Amesbury, Massachusetts, operates its business from seven banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Bedford, and Seabrook, New Hampshire. The Bank also has loan production offices in Boston, Massachusetts and Ponte Vedra, Florida. The Bank’s primary deposit products are checking, savings, and term certificate accounts and its primary lending products are commercial real estate, commercial, and mortgage warehouse loans. BankProv is also a commercial bank for corporate clients, specializing in offering adaptive and technology-first banking solutions to niche markets.

NOTE 2 — ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting.

Use of Estimates

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Basis of Presentation

The consolidated financial statements include the accounts of Provident Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, Provident Security Corporation, 5 Market Street Security Corporation, and Prov 1, LLC. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account. Prov 1, LLC was established to engage in any lawful act or activity for which limited liability companies may be organized. All material intercompany balances and transactions have been eliminated in consolidation.

Significant Concentrations of Credit Risk

The primary lending area for the Bank includes Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire, which are part of, and bedroom communities to, the technology corridor between Boston, Massachusetts and Concord, New Hampshire.  The Bank also offers select products on a national basis, which includes the enterprise value loan product and mortgage warehouse product. The primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, and Rockingham County and Hillsborough County, New Hampshire. The Bank does offer deposit services to customers nationally in the enterprise value and mortgage warehouse loan products, as well as banking as a service customers. The Company believes that it does not have any significant loan concentrations or investment securities in any one industry or with any customer.

Reclassification

Certain amounts in the prior year have been reclassified to be consistent with the current year's consolidated financial statement presentation. The reclassifications had no effect on the net income reported in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits with other financial institutions with maturities fewer than 90 days. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits in other financial institutions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized using level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the statement of operations and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Boston (the “FHLB”), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members own stock as determined by their Total Stock Investment Requirement, which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans Held for Sale

Loans originated and intended for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. As of December 31, 2021, we transferred our salable residential real estate loan portfolio to held for sale: a portion of these loans were sold with servicing released in June 2022 and the remaining portion was reclassified to held for investment.

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on non-accrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are placed onto non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and are classified as impaired.

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

The specific component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The estimates and assumptions that went into the valuation of the underlying collateral for the loans secured by cryptocurrency mining rigs were based on market data and sales recorded by the Company.

TDRs are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commercial: Loans in this segment are made to businesses and are generally secured by assets of the business. Also included in this segment are loans to digital asset customers which are secured by digital mining asset equipment or by the United States dollar (“USD”) value of the digital currency. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

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

Mortgage warehouse: Loans in this segment are primarily facility lines to non-bank mortgage origination companies. The underlying collateral of these loans are residential real estate loans. Loans are originated by the mortgage companies for sale into secondary markets, which is typically within 15 days of the loan funding, with the exception of construction loans which generally take longer to pay off due to the nature of the loan. The primary source of repayment is the cash flow upon the sale of the loans. The credit risk associated with this type of lending is the risk that the mortgage companies are unable to sell the loans.

An unallocated component can be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Bank Owned Life Insurance

Bank owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of operations and are not subject to income taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Real Estate Owned and Repossessed Assets

Assets acquired through, or in lieu of, loan foreclosure or repossession are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure or repossession, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Qualified Affordable Housing Project Investments

The Bank invests in qualified affordable housing projects. At December 31, 2022 and 2021, the balance of the investment for qualified affordable housing projects was $7.3 million and $1.1 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. The Company did not recognize any amortization expense or tax credits for the years ended December 31, 2022 and 2021

Revenue Recognition

Revenue from contracts with customers in the scope of Accounting Standards Codification (“ASC”) (“Topic 606”) is measured based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations.

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

(Loss) Earnings per Share

Basic (loss) earnings per common share is net (loss) income divided by the weighted average number of common shares outstanding during the period. BankProv Employee Stock Ownership Plan (the “ESOP”) shares are considered outstanding for this calculation unless unallocated. Diluted (loss) earnings per common share is computed in a manner similar to that of basic (loss) earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares, treasury stock and unvested restricted stock are not deemed outstanding for (loss) earnings per share calculations. Losses, earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements, if applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of shareholders’ equity on the consolidated balance sheets. The difference between the average fair value and the cost of the shares by the ESOP is recorded as an adjustment to additional paid-in-capital.

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

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As previously disclosed, the Company formed a cross-functional team to work through its implementation of CECL. The Company has completed its selection of the modeling methods, has run parallel processes and is in final review stages of completing its documentation including third party model validations.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326) – Trouble Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on trouble debt restructurings (“TDRs”) for creditors in Accounting Standards Codification (“ASC”) 310-40 and amends the guidance on “vintage disclosures” to require disclosures of current-period gross write-offs by year of origination. The ASC also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company on January 1, 2023 in conjunction with the adoption of ASU No. 2016-13. The Company is finalizing its assessment of the impact of the adoption of this ASU, and does not expect it to have a material impact on the Company’s Consolidated Financial Statements, however, the foregoing estimates are subject to change as management completes the implementation review in the first quarter of 2023.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), to ease the potential burden in accounting for recognizing the effects of reference rate reform on financial reporting. Such challenges include the accounting and operational implications for contract modifications and hedge accounting. The provisions in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to loan and lease agreements, contracts, hedging relationships, and other transactions affected by reference rate reform. These provisions apply to contract modifications that reference LIBOR or another reference rate expected to be discounted because of reference rate reform. Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification would be considered “minor” so that any existing unamortized deferred loan origination fees and costs would carry forward and continue to be amortized. Qualifying modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for hedge accounting.

ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company’s cross-functional working group continues to implement its plan to transition from LIBOR consistent with industry timelines. The Company has selected the Secured Overnight Financing Rate (“SOFR”) as its primary alternative to LIBOR and may also use alternative reference rates, based on the individual needs of its customers and the type of credit being extended. The cross-functional working group has identified LIBOR-indexed products and is evaluating fallback language to facilitate the transition. Legacy LIBOR-based loans will be transitioned to an alternative reference rate on or before June 30, 2023. The adoption of ASU2020-04 is not expected to significantly impact the Company’s Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2022, the SEC released Staff Accounting Bulletin No. 121 (“SAB 121”), which provides interpretive guidance regarding accounting for obligations to safeguard crypto-assets an entity holds for its platform users. The interpretive guidance requires an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets held for its platform users, along with a corresponding asset, both of which are measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding assets and may require other information about risks and uncertainties arising from the entity’s safeguarding activities. SAB 121 is effective no later than the first interim or annual period ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year. The Company has completed an evaluation and concluded that it does not have a safeguarding obligation under SAB 121 for the digital asset collateral associated with its loans and therefore the accounting and disclosures do not apply.

NOTE 3 — Debt SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2022 and 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
December 31, 2022
State and municipal	$11,894	$2	$825	$11,071
Asset-backed securities	7,197	—	923	6,274
Government mortgage-backed securities	12,366	—	1,111	11,255
Total debt securities available-for-sale	$31,457	$2	$2,859	$28,600
December 31, 2021
State and municipal	$12,002	$625	$36	$12,591
Asset-backed securities	8,141	118	4	8,255
Government mortgage-backed securities	15,842	208	59	15,991
Total debt securities available-for-sale	$35,985	$951	$99	$36,837

The scheduled maturities of debt securities were as follows at December 31, 2022. Actual maturities of asset and government mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$569	$549
Due after five years through ten years	1,170	1,170
Due after ten years	10,155	9,352
Government mortgage-backed securities	12,366	11,255
Asset-backed securities	7,197	6,274
	$31,457	$28,600

There were no realized gains or losses on sales and calls during the year ended December 31, 2022 or 2021.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of equity at December 31, 2022 or 2021.

Securities with carrying amounts of $9.8 million and $14.4 million were pledged to secure available borrowings with the Federal Home Loan Bank at December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company’s security portfolio consisted of 54 securities, 52 of which were in an unrealized loss position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows at December 31, 2022 and 2021:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2022
Temporarily impaired securities:
State and municipal	$8,174	$183	$2,297	$642	$10,471	$825
Asset-backed securities	2,322	182	3,951	741	6,274	923
Government mortgage-backed securities	7,428	474	3,827	637	11,255	1,111
Total temporarily impaired debt securities	$17,924	$839	$10,075	$2,020	$28,000	$2,859
December 31, 2021
Temporarily impaired securities:
State and municipal	$2,950	$36	$—	$—	$2,950	$36
Asset-backed securities	4,797	4	—	—	4,797	4
Government mortgage-backed securities	5,022	54	113	5	5,135	59
Total temporarily impaired debt securities	$12,769	$94	$113	$5	$12,882	$99

State and municipal, asset-backed and government mortgage-backed securities: The gross unrealized losses on these securities were primarily attributable to relative changes in interest rates since the time of purchase. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Company does not intend to sell these securities and it is not more likely than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — LOANS

Loans consisted of the following at December 31, 2022 and 2021:

(In thousands)	2022	2021
Commercial real estate	$456,747	$432,275
Commercial (1)	701,434	726,241
Residential real estate	8,246	812
Construction and land development	69,739	42,800
Consumer	391	1,519
Mortgage warehouse	213,371	253,764
	1,449,928	1,457,411
Allowance for loan losses	(28,069)	(19,496)
Deferred loan fees, net	(5,812)	(4,112)
Net loans	$1,416,047	$1,433,803

(1)Includes $41.2 million and $120.5 million in digital asset loans at December 31, 2022 and December 31, 2021, respectively. Included in the digital asset loan balance was $26.7 million and $49.5 million in loans secured by cryptocurrency mining rigs at December 31, 2022 and December 31, 2021, respectively.

The following tables set forth information regarding the allowance for loans and gross impaired loans by portfolio segment as of and for the years ended December 31, 2022 and 2021:

				Construction
	Commercial		Residential	and Land		Mortgage
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Warehouse	Total
December 31, 2022
Allowance for loan losses:
Beginning balance	$4,935	$13,495	$38	$479	$168	$381	$19,496
Charge-offs	—	(48,039)	—	—	(66)	—	(48,105)
Recoveries	—	219	—	—	31	—	250
Provision (credit)	252	55,987	5	430	(78)	(168)	56,428
Ending balance	$5,187	$21,662	$43	$909	$55	$213	$28,069
Ending balance:
Individually evaluated
for impairment	$—	$10,098	$—	$—	$—	$—	$10,098
Ending balance:
Collectively evaluated
for impairment	5,187	11,564	43	909	55	213	17,971
Total allowance for loan
losses ending balance	$5,187	$21,662	$43	$909	$55	$213	$28,069
Loans (1):
Ending balance:
Individually evaluated
for impairment	$20,111	$27,145	$154	$—	$—	$—	$47,410
Ending balance:
Collectively evaluated
for impairment	436,636	674,289	8,092	69,739	391	213,371	1,402,518
Total loans ending balance	$456,747	$701,434	$8,246	$69,739	$391	$213,371	$1,449,928

(1) Balances represent gross loans net of charge-offs and interest payments received and applied to principal. The difference between the amounts presented and recorded investment, which would consist of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs, is not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Construction
	Commercial		Residential	and Land		Mortgage
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Warehouse	Total
December 31, 2021
Allowance for loan losses:
Beginning balance	$6,095	$10,543	$184	$447	$586	$663	$18,518
Charge-offs	(150)	(2,980)	—	—	(315)	—	(3,445)
Recoveries	92	368	2	—	74	—	536
Provision (credit)	(1,102)	5,564	(148)	32	(177)	(282)	3,887
Ending balance	$4,935	$13,495	$38	$479	$168	$381	$19,496
Ending balance:
Individually evaluated
for impairment	$—	$1,616	$—	$—	$—	$—	$1,616
Ending balance:
Collectively evaluated
for impairment	4,935	11,879	38	479	168	381	17,880
Total allowance for loan
losses ending balance	$4,935	$13,495	$38	$479	$168	$381	$19,496
Loans (1):
Ending balance:
Individually evaluated
for impairment	$20,188	$3,929	$—	$—	$—	$—	$24,117
Ending balance:
Collectively evaluated
for impairment	412,087	722,312	812	42,800	1,519	253,764	1,433,294
Total loans ending balance	$432,275	$726,241	$812	$42,800	$1,519	$253,764	$1,457,411

(1) Balances represent gross loans net of charge-offs and interest payments received and applied to principal. The difference between the amounts presented and recorded investment, which would consist of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs, is not material.

At December 31, 2022 and 2021, loans with an aggregate principal balance of $365.7 million and $371.5 million, respectively, were pledged to secure possible borrowings from the Federal Reserve Bank of Boston (the “FRB”), and loans with an aggregate principal balance of $172.1 million and $191.8 million, respectively, were pledged to secure possible borrowings from the FHLB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at December 31, 2022 and 2021:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Nonaccrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans
December 31, 2022
Commercial real estate	$240	$—	$—	$240	$456,507	$456,747	$—	$55
Commercial	—	—	318	318	701,116	701,434	—	27,031
Residential real estate	—	—	144	144	8,102	8,246	—	297
Construction and
land development	—	—	—	—	69,739	69,739	—	—
Consumer	—	9	—	9	382	391	—	—
Mortgage warehouse	—	—	—	—	213,371	213,371	—	—
Total	$240	$9	$462	$711	$1,449,217	$1,449,928	$—	$27,383
December 31, 2021
Commercial real estate	$—	$—	$—	$—	$432,275	$432,275	$—	$—
Commercial	13	111	1,860	1,984	724,257	726,241	—	2,080
Residential real estate	—	—	555	555	257	812	—	812
Construction and
land development	—	—	—	—	42,800	42,800	—	—
Consumer	15	11	—	26	1,493	1,519	—	—
Mortgage warehouse	—	—	—	—	253,764	253,764	—	—
Total	$28	$122	$2,415	$2,565	$1,454,846	$1,457,411	$—	$2,892

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s impaired loans by portfolio segment was as follows at December 31, 2022 and 2021:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2022
With no related allowance recorded:
Commercial real estate	$20,111	$20,122	$—	$20,150	$600
Commercial	493	2,348	—	706	8
Residential real estate	154	154	—	156	7
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
Total impaired with no related allowance	$20,758	$22,624	$—	$21,012	$615
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial	26,652	26,652	10,098	26,652	—
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
Total impaired with an allowance recorded	$26,652	$26,652	$10,098	$26,652	$—
Total
Commercial real estate	$20,111	$20,122	$—	$20,150	$600
Commercial	27,145	29,000	10,098	27,358	8
Residential real estate	154	154	—	156	7
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
Total impaired loans	$47,410	$49,276	$10,098	$47,664	$615

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2021
With no related allowance recorded:
Commercial real estate	$20,188	$20,339	$—	$20,282	$652
Commercial	2,015	2,205	—	2,068	183
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage Warehouse	—	—	—	—	—
Total impaired with no related allowance	$22,203	$22,544	$—	$22,350	$835
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial	1,914	3,086	1,616	2,576	4
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage Warehouse	—	—	—	—	—
Total impaired with an allowance recorded	$1,914	$3,086	$1,616	$2,576	$4
Total
Commercial real estate	$20,188	$20,339	$—	$20,282	$652
Commercial	3,929	5,291	1,616	4,644	187
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Mortgage Warehouse	—	—	—	—	—
Total impaired loans	$24,117	$25,630	$1,616	$24,926	$839

The following summarizes TDRs entered into during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022			2021
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial	—	$—	$—	3	$1,868	$1,868
	—	$—	$—	3	$1,868	$1,868

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no new TDRs entered into during the year ended December 31, 2022.

In 2021, the Bank approved three TDRs, all related to one commercial relationship totaling $1.9 million. A TDR was completed to provide the borrower with a three-month principal and interest deferral through April 2021; upon review in the second quarter an additional three-month principal and interest deferral was granted through August 2021. As of December 31, 2021, $1.6 million relating to this commercial relationship was charged-off with an additional $351,000 charge-off in the first quarter of 2022. At December 31, 2022, the balance remaining was equal to the net value of the collateral and the relationship remained on non-accrual status.

The total recorded investment in TDRs was $20.4 million and $22.7 million at December 31, 2022 and 2021, respectively. At December 31, 2022, there were no commitments to lend additional funds to borrowers whose loans were modified in troubled debt restructurings.

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

Consumer loans are not formally rated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s loans by portfolio segment as well as risk ratings at December 31, 2022 and 2021:

				Construction
	Commercial		Residential	and Land		Mortgage
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Warehouse	Total
December 31, 2022
Grade:
Pass	$402,519	$620,405	$—	$69,739	$—	$213,371	$1,306,034
Special mention	27,034	41,253	—	—	—	—	68,287
Substandard	27,194	39,513	297	—	—	—	67,004
Doubtful	—	263	—	—	—	—	263
Not formally rated	—	—	7,949	—	391	—	8,340
Total	$456,747	$701,434	$8,246	$69,739	$391	$213,371	$1,449,928
December 31, 2021
Grade:
Pass	$383,460	$676,081	$—	$41,762	$—	$253,764	$1,355,067
Special mention	29,004	41,921	—	—	—	—	70,925
Substandard	19,811	7,677	812	1,038	—	—	29,338
Doubtful	—	562	—	—	—	—	562
Not formally rated	—	—	—	—	1,519	—	1,519
Total	$432,275	$726,241	$812	$42,800	$1,519	$253,764	$1,457,411

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $20.6 million and $23.7 million at December 31, 2022 and 2021, respectively.

Certain directors and executive officers of the Company and companies in which they have significant ownership interests were customers of the Bank during 2022. The following is a summary of the loans to such persons and their companies at December 31, 2022 and 2021:

(In thousands)
Beginning balance, January 1, 2021	$15,378
Advances	5,912
Principal payments	(1,267)
Loans transferred/sold	(1,437)
Ending balance, December 31, 2021	$18,586
Beginning balance, January 1, 2022	$18,586
Advances	12,105
Principal payments	(12,434)
Loans transferred/sold	(25)
Ending balance, December 31, 2022	$18,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2022 and 2021:

(In thousands)	2022	2021
Land	$2,424	$2,424
Buildings and leasehold improvements	13,851	13,838
Furniture and equipment	5,241	5,705
Leasehold improvements	3,526	3,526
	25,042	25,493
Accumulated depreciation and amortization	(11,462)	(11,235)
Premises and equipment, net	$13,580	$14,258

Depreciation and amortization expense was $940,000 and $870,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 6 — DEPOSITS

The following is a summary of deposit balances by type at December 31, 2022 and 2021:

(In thousands)	2022	2021
Noninterest-bearing:
Demand	$520,226	$626,587
Interest-bearing:
NOW	145,533	197,884
Regular savings	141,802	155,267
Money market deposits	318,417	419,625
Certificates of deposit:
Certificate accounts of $250,000 or more	11,449	5,078
Certificate accounts less than $250,000	142,155	55,454
Total interest-bearing	759,356	833,308
Total deposits	$1,279,582	$1,459,895

At December 31, 2022 and 2021, the aggregate amount of brokered certificates of deposit was $120.1 million and $20.2 million, respectively. Brokered certificates of deposit are not included in the totals for certificates of deposit in denominations over $250,000 listed above.

At December 31, 2022, the scheduled maturities for certificate accounts for each of the following five years are as follows:

(In thousands)
2023	$146,624
2024	5,149
2025	1,461
2026	208
2027	162
Total	$153,604

Deposits from related parties held by the Company at December 31, 2022 and 2021 amounted to $11.9 million and $14.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7  — OTHER REPOSSESSED ASSETS

The Company’s commercial loan segment includes loans to digital asset customers which are secured by cryptocurrency mining rigs. During the year, the Company repossessed cryptocurrency mining rigs in exchange for the forgiveness of a loan relationship.

The repossessed cryptocurrency mining rigs were reported as other repossessed assets at their fair value less costs to sell. These other repossessed assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The estimates and assumptions that went into the valuation of the repossessed cryptocurrency mining rigs held as repossessed assets, were based on market data and sales reported by the company.

Activity related to other repossessed assets, which consists of cryptocurrency mining rigs, was as follows:

	2022	2021
(In thousands)	Amount	Amount
Balance at January 1,	$—	$—
Loans transferred to other repossessed assets	10,451	—
Direct write-downs	(26)	—
Sales of other repossessed assets	(3,777)	—
	6,648	—
Valuation allowance/provisions charged to expense	(597)	—
Net balance of other repossessed assets at December 31,	$6,051	$—

Activity in the valuation allowance was as follows:

	Year Ended
	December 31,
(In thousands)	2022	2021
Beginning balance	$—	$—
Provisions charged to expense	597	—
Ending balance	$597	$—

Expenses related to other repossessed assets include:

	Year Ended
	December 31,
(In thousands)	2022	2021
Net loss (gain) on sales	$26	$—
Provisions charged to expense	597	—
Operating expenses, net of rental income	344	—
	$967	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — BORROWINGS

At December 31, 2022, advances consist of funds borrowed from the FHLB and the FRB borrower-in-custody (“BIC”) program. At December 31, 2021, advances consist of funds borrowed from the FHLB. Maturities of advances from the FHLB and FRB for years ending after December 31, 2022 and 2021 are summarized as follows:

(In thousands)	2022	2021
2023	$117,132	$8,500
2024	134	—
2025	5,136	5,000
2026	138	—
2027	139	—
Thereafter	4,150	—
Total	$126,829	$13,500

Borrowings from the FHLB are secured by qualified collateral, consisting primarily of certain commercial real estate loans, qualified mortgage-backed government securities and certain loans with mortgages secured by one- to four-family properties. At December 31, 2022, borrowings from the FHLB consisted of short-term borrowings, with original maturities of less than one year, totaling $89.0 million and long-term borrowings, with original maturities more than one year, totaling $18.3 million. The interest rate on FHLB short-term borrowings was 4.38% at December 31, 2022. The interest rates on FHLB long-term advances ranged from 1.21% to 3.01%, with a weighted average interest rate of 1.91% at December 31, 2022. At December 31, 2022, the Company had the ability to borrow $118.2 million from the FHLB.

Borrowings from the FRB BIC program are secured by a Uniform Commercial Code financing statement on qualified collateral, consisting of certain commercial loans. At December 31, 2022, FRB borrowings consisted of overnight borrowings totaling $19.5 million and had an interest rate of 4.50%. At December 31, 2022, the Company had the ability to borrow $153.3 million from the FRB. There were no outstanding FRB borrowings at December 31, 2021.

NOTE 9 — INCOME TAXES

The components of income tax expense are as follows for the years ended December 31, 2022 and 2021:

(In thousands)	2022	2021
Current tax (benefit) expense:
Federal	$267	$4,715
State	(81)	1,817
Net operating loss carryforward	—	—
	186	6,532
Deferred tax benefit:
Federal	(4,785)	(401)
State	(1,191)	(177)
	(5,976)	(578)
Income tax expense	$(5,790)	$5,954

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, 2022 and 2021:

	2022	2021
Federal income tax at statutory rate	(21.0)%	21.0%
Increase (decrease) in tax resulting from:
State tax, net of federal tax benefit	(3.7)	5.9
Tax exempt income and dividends received deduction	(0.3)	(0.3)
Other	3.8	0.3
Effective tax rate	(21.2)%	26.9%

The following is a summary of the Company’s gross deferred tax assets and gross deferred tax liabilities at December 31, 2022 and 2021:

(In thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$7,646	$5,403
Net operating loss carryforward	3,785	—
Employee benefit plans and share-based compensation plans	2,238	3,081
Deferred loan fees, net	1,583	1,140
Write down of other assets and receivables	109	111
Depreciation	82	—
Reserve for unfunded commitments	60	56
Net unrealized gain on securities	657	—
Other	701	467
Gross deferred tax assets	16,861	10,258
Deferred tax liabilities:
Depreciation	—	(37)
Prepaid expenses	(68)	(60)
Net unrealized holding gain on securities	—	(203)
Gross deferred tax liabilities	(68)	(300)
Net deferred tax asset	$16,793	$9,958

The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2022 or 2021.

At December 31, 2022, the Company had federal net operating loss carryforwards of approximately $15.3 million, which do not expire. The Company also had state net operating loss carryforwards of approximately $9.1 million, of which approximately $1.9 million do not expire, and the remaining $7.2 million expire at various dates from 2027 to 2042.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2022 and 2021, there was no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit by the Internal Revenue Service and state taxing authorities under applicable statutes of limitations for the years ended December 31, 2019 through December 31, 2021.

NOTE 10 — EMPLOYEE BENEFITS & Stock-BASED COMPENSATION PLANS

401(k) Plan

The Company sponsors a 401(k) plan. All employees are eligible to join the 401(k) plan. A Safe Harbor Plan was adopted by the Company effective January 1, 2007. Under the Safe Harbor Plan, the Company matches 100% of employee contributions up to 6% of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation. In addition, the Company may make a discretionary contribution to the 401(k) plan determined on an annual basis. Employees may contribute a percentage of their annual compensation, on a pre-tax or after-tax basis, as defined under the 401(k) Plan, up to 100% of eligible compensation subject to the maximum amount allowable under the provisions of the Internal Revenue Code (“IRC”). Prior to March 1, 2021, participants could contribute up to 75% of eligible compensation subject to the maximum amount allowable under the provisions of the IRC. The expense recognized under the 401(k) plan was $1.1 million and $955,000 for the years ended December 31, 2022 and 2021, respectively, and is included in salaries and employee benefits expense.

Supplemental Executive Retirement Plans

The Company has Supplemental Executive Retirement Agreements with certain executive officers. These agreements are designed to supplement the benefits available through the Company’s retirement plan. The liability for the retirement benefits amounted to $8.5 million and $10.9 million at December 31, 2022 and 2021, respectively, and is included in other liabilities. The expense recognized for these benefits was $1.8 million for the years ended December 31, 2022 and 2021, and is included in salaries and employee benefits expense.

Employee Stock Ownership Plan

The Bank established an ESOP to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified plan for the benefit of all eligible Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 1,538,868 shares between the initial and second-step stock offerings with the proceeds of a loan totaling $11.8 million. The loan is payable annually over 15 years at a rate per annum equal to 5.00%. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The number of shares committed to be released per year through 2033 is 89,758.

Shares held by the ESOP include the following:

	December 31, 2022	December 31, 2021
Allocated	461,772	372,014
Committed to be allocated	89,758	89,758
Unallocated	987,338	1,077,096
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $7.2 million at December 31, 2022.

Total compensation expense recognized for the years ended December 31, 2022 and 2021 was $1.3 million and $1.4 million, respectively.

Stock-Based Compensation Plan

The shareholders of the Company approved the Provident Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) on November 23, 2020, which is in addition to the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan,” collectively with the 2020 Equity Plan, the “Equity Plans”). Under the Equity Plans the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plans, with 902,344 and 1,021,239 shares reserved for options under the 2016 Equity Plan and 2020 Equity Plan, respectively. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 360,935 and 408,495 under the 2016 Equity Plan and 2020 Equity Plan, respectively. The value of restricted stock grants is based on the market price of the stock on grant date. Options and awards vest ratably over 3 to 5 years. The Company has elected to recognize forfeitures of awards as they occur.

Expense related to options and restricted stock granted to directors is recognized as directors’ fees within non-interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2022	2021
Expected volatility	33.47%	34.41%
Expected life (years)	7.5	7.5
Expected dividend yield	1.01%	1.07%
Risk free interest rate	2.63%	1.19%
Fair value per option	$5.82	$5.06

A summary of the status of the Company’s stock option grants for the year ended December 31, 2022 is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,558,963	$10.72
Granted	108,360	16.03
Forfeited	(147,570)	12.10
Exercised	(51,877)	9.92
Outstanding at December 31, 2022	1,467,876	$11.00	5.21	$—
Outstanding and expected to vest at December 31, 2022	1,467,876	$11.00	5.21	$—
Vested and Exercisable at December 31, 2022	974,979	$9.96	3.65	$—
Unrecognized compensation cost	$1,968,000
Weighted average remaining recognition period (years)	3.36

Total expense for the stock options was $864,000 and $1.1 million for the years ended December 31, 2022 and 2021, respectively. The intrinsic value of options exercised was $431,000 and $1.3 million for the years ended December 31, 2022 and 2021, respectively. The tax benefit from option exercises was $103,000 and $288,000 for the years ended December 31, 2022 and 2021, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in unvested restricted stock awards under the Equity Plan for the year ended December 31, 2022:

		Weighted
	Number of	Average
	Shares	Grant Price
Unvested restricted stock awards at January 1, 2022	277,925	$12.15
Granted	49,355	15.91
Forfeited	(59,028)	12.10
Vested	(75,504)	12.06
Unvested restricted stock awards at December 31, 2022	192,748	$13.16
Unrecognized compensation cost	$2,283,000
Weighted average remaining recognition period (years)	3.41

Total expense for the restricted stock awards was $990,000 and $1.4 million for the years ended December 31, 2022 and 2021, respectively. The tax benefit from restricted awards was $277,000 and $390,000 for the years ended December 31, 2022 and 2021, respectively. The total fair value of shares vested during the years ended December 31, 2022 and 2021 was $662,000 and $2.5 million, respectively.

NOTE 11 — (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share represents (loss) income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed in a manner similar to that of basic (loss) earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares, treasury stock and unvested restricted stock are not deemed outstanding for (loss) earnings per share calculations.

(Dollars in thousands)	2022	2021
Net (loss) income attributable to common shareholders	$(21,468)	$16,139
Average number of common shares outstanding	17,765,372	18,242,576
Less:
average unallocated ESOP shares	(1,028,283)	(1,118,037)
average unvested restricted stock	(254,466)	(351,911)
Average number of common shares outstanding
to calculate basic earnings per common share	16,482,623	16,772,628
Effect of dilutive unvested restricted stock and stock option awards	—	529,379
Average number of common shares outstanding
to calculate diluted earnings per common share	16,482,623	17,302,007
(Loss) earnings per common share:
Basic	$(1.30)	$0.96
Diluted	(1.30)	0.93

Diluted earnings per share for the year ended December 31, 2022 was equal to the basic earnings per share due to the Company’s net loss position. Stock options for 236,722 shares of common stock were not considered in computing diluted earnings per common share for 2021 because they were antidilutive, meaning the exercise price for such options was higher than the average price for the Company for such period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of December 31, 2022 and 2021, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2022, the Bank exceeded the regulatory requirement for the capital conservation buffer.

Federal banking agencies have established a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. As of December 31, 2022, the Bank has not opted into the CBLR framework.

The Bank’s actual capital amounts and ratios at December 31, 2022 and 2021 are summarized as follows:

						To Be Well
						Capitalized Under
	Actual		For Capital			Prompt Corrective
	Capital		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2022
Total Capital (to Risk Weighted Assets)	$204,354	12.62%	$129,492	>	8.0%	$161,865	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	184,025	11.37	97,119	>	6.0	129,492	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	184,025	11.37	72,839	>	4.5	105,212	>	6.5
Tier 1 Capital (to Average Assets)	184,025	11.17	65,916	>	4.0	82,395	>	5.0
December 31, 2021
Total Capital (to Risk Weighted Assets)	$221,865	14.18%	$125,177	>	8.0%	$156,472	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	202,369	12.93	93,883	>	6.0	125,177	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	202,369	12.93	70,412	>	4.5	101,706	>	6.5
Tier 1 Capital (to Average Assets)	202,369	12.07	67,072	>	4.0	83,840	>	5.0

Liquidation Accounts

Upon the completion of the Company’s initial stock offering in 2015 and the second-step offering in 2019, liquidation accounts were established for the benefit of certain depositors of the Bank in amounts equal to:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid in a year, without prior approval of regulatory agencies, to the amount by which net income of the Bank for the year plus the retained net income of the previous two years exceeds any net loss reported in those respective periods. For the year ended December 31, 2022, the Bank reported a net loss of $21.5 million, which, netted against net income of $16.1 million and $12.1 million for the years ended December 31, 2021 and 2020, respectively, resulting in $6.7 million that was available to pay dividends. During the year ended December 31, 2022, $2.0 million was used to pay dividends leaving $4.7 million of retained earnings available to pay dividends as of December 31, 2022 without prior regulatory approval.

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the notice provisions for stock repurchases of the Board of Governors of the Federal Reserve System. In March 2021, the Company announced its plan to repurchase 1,400,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the FRB, and in compliance with applicable state and federal regulations. As of December 31 2022, the Company had repurchased 1,145,479 shares of its outstanding common stock under this program, of which 180,434 were repurchased during the year.

NOTE 13 — LEASES

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company’s balance sheet.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  The Company’s lease terms may include lease extension and termination options when it is reasonably certain that the Company will exercise the option.  The Company recognized ROU assets totaling $3.9 million and $4.1 million and operating lease liabilities totaling $4.3 million and $4.4 million at December 31, 2022 and December 31, 2021, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For the year ended December 31, 2022 and 2021, rent expense for the operating leases totaled $315,000.

The following table presents information regarding the Company’s operating leases:

	December 31,	December 31,
	2022	2021
Weighted-average discount rate	3.59%	3.57%
Range of lease expiration dates	1 - 13 years	1 - 14 years
Range of lease renewal options	5 - 20 years	5 - 20 years
Weighted-average remaining lease term	26.4 years	27.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the undiscounted annual lease payments under the terms of the Company's operating leases at December 31, 2022, including a reconciliation to the present value of operating lease liabilities recognized in the unaudited Consolidated Balance Sheets:

(In thousands)
2023	$264
2024	270
2025	280
2026	291
2027	293
Years thereafter	5,740
Total lease payments	7,138
Less imputed interest	(2,856)
Total lease liabilities	$4,282

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

The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Notional amounts of financial instruments with off-balance sheet credit risk are as follows at December 31, 2022 and 2021:

(In thousands)	2022	2021
Commitments to originate loans	$6,087	$16,376
Letters of credit	1,686	1,314
Unadvanced portions of loans	347,674	307,453
	$355,447	$325,143

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

The following summarizes assets measured at fair value on a recurring basis at December 31, 2022 and 2021:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2022
State and municipal	$11,071	$—	$11,071	$—
Asset-backed securities	6,274	—	6,274	—
Government mortgage-backed securities	11,255	—	11,255	—
Totals	$28,600	$—	$28,600	$—
December 31, 2021
State and municipal	$12,591	$—	$12,591	$—
Asset-backed securities	8,255	—	8,255	—
Government mortgage-backed securities	15,991	—	15,991	—
Totals	$36,837	$—	$36,837	$—

Fair Values of Assets Measured on a Nonrecurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes assets measured at fair value on a nonrecurring basis at December 31, 2022 and 2021:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2022
Impaired loans
Commercial	$16,817	$—	$—	$16,817
Other repossessed assets	6,051	—	—	6,051
Totals	$22,868	$—	$—	$22,868

December 31, 2021
Impaired loans
Commercial	$361	$—	$—	$361
Totals	$361	$—	$—	$361

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2022 and 2021:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2022
Impaired loans
Commercial	$16,817	Business valuation or collateral evaluation	Comparable company or collateral evaluations	0% - 10%
Other repossessed assets	6,051	Asset valuation	Comparable assets evaluations	0% - 3%

December 31, 2021
Impaired loans
Commercial	$361	Business valuation	Comparable company evaluations	0% - 24%

At December 31, 2022, the carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $28.7 million, net of specific reserves of $10.1 million and charge-offs of $1.8 million. At December 31, 2021, the carrying amount of impaired commercial loans measured at fair value on a nonrecurring basis was $3.2 million, net of specific reserves of $1.6 million and charge-offs of $1.2 million.

During 2022, the Company repossessed cryptocurrency mining rigs in exchange for the forgiveness of a loan relationship. The repossessed cryptocurrency mining rigs were reported as other repossessed assets and are accounted for at the lower of cost or fair value less estimated costs to sell. At December 31, 2022, other repossessed assets were $6.1 million, reflecting a provision charged to expense of $597,000.

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at December 31, 2022 and 2021:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Cash and cash equivalents	$80,629	$80,629	$—	$—	$80,629
Debt securities available-for-sale	28,600	—	28,600	—	28,600
Federal Home Loan Bank of Boston stock	4,266	N/A	N/A	N/A	N/A
Loans, net	1,416,047	—	—	1,341,633	1,341,633
Accrued interest receivable	6,597	—	6,597	—	6,597
Other repossessed assets	6,051	—	—	6,051	6,051
Financial liabilities:
Deposits	1,279,582	—	1,279,665	—	1,279,665
Borrowings	126,829	—	124,590	—	124,590
December 31, 2021
Financial assets:
Cash and cash equivalents	$153,115	$153,115	$—	$—	$153,115
Debt securities available-for-sale	36,837	—	36,837	—	36,837
Federal Home Loan Bank of Boston stock	785	N/A	N/A	N/A	N/A
Loans and loans held for sale, net	1,456,649	—	—	1,468,013	1,468,013
Accrued interest receivable	5,703	—	5,703	—	5,703
Financial liabilities:
Deposits	1,459,895	—	1,459,841	—	1,459,841
Borrowings	13,500	—	13,698	—	13,698

The carrying amounts of financial instruments shown above are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 16 — CONDENSED FINANCIAL STATEMENTS OF PARENT ONLY

Financial information pertaining only to Provident Bancorp, Inc. is as follows:

Provident Bancorp, Inc. - Parent Only Balance Sheet
(In thousands)	2022	2021
Assets
Cash and due from banks	$17,415	$21,747
Investment in common stock of BankProv	181,824	203,018
Other assets	8,588	9,215
Total assets	$207,827	$233,980
Liabilities and Shareholders' Equity
Other liabilities	$285	$198
Shareholders' equity	207,542	233,782
Total liabilities and shareholders' equity	$207,827	$233,980

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
Provident Bancorp, Inc. - Parent Only Income Statement	December 31,
(In thousands)	2022	2021
Total income	$160	$137
Operating expenses	128	117
Income before income taxes and equity in undistributed net (loss) income of BankProv	32	20
Applicable income tax provision	8	6
Income before equity in income of subsidiaries	24	14
(Loss) equity in undistributed net income of BankProv	(21,492)	16,125
Net (loss) income	$(21,468)	$16,139

	Twelve Months Ended
Provident Bancorp, Inc. - Parent Only Statement of Cash Flows	December 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(21,468)	$16,139
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (equity) in undistributed earnings of subsidiaries	21,492	(16,125)
Deferred tax benefit	2	—
Decrease in other assets	625	606
Increase in other liabilities	87	40
Net cash provided by operating activities	738	660
Cash flows from financing activities:
Cash dividends paid on common stock	(1,989)	(2,560)
Proceeds from exercise of stock options, net	(108)	(241)
Shares surrendered related to tax withholdings on restricted stock awards	(113)	(614)
Purchase of common stock	(2,860)	(18,348)
Net cash used in financing activities	(5,070)	(21,763)
Net decrease in cash and cash equivalents	(4,332)	(21,103)
Cash and cash equivalents at beginning of year	21,747	42,850
Cash and cash equivalents at end of year	$17,415	$21,747

NOTE 17 – SUBSEQUENT EVENTS

In February 2023, the Company’s management approved the negotiation of a restructure of a $21.8 million loan relationship that is secured by cryptocurrency mining rigs and the USD value of Bitcoin maintained by an independent custodian. The terms of the restructure are being finalized with the borrower. The Company evaluated subsequent events and given that the conditions were present at the December 31, 2022 consolidated balance sheet date, the Company placed the loan on non-accrual status and classified it as impaired as of December 31, 2022. As a result of the subsequent event, the Company also evaluated the need for any incremental reserves on the loan relationship and concluded that the reserves allocated were sufficient as of December 31, 2022.

NOTE 18 – RISKS ND UNCERTAINTIES

Digital Asset Lending and Other Repossessed Assets

The Company’s commercial loan segment includes loans to digital asset customers which can be secured by a security interest in the digital assets, cash, a security in the purchased mining equipment or a combination of these. As of December 31, 2022, we had $41.2 million in outstanding loans to digital asset customers, of which $26.7 million was impaired with specific reserves. During the year, the Company repossessed cryptocurrency mining rigs in exchange for the forgiveness of a loan relationship. The repossessed cryptocurrency mining rigs were reported as other repossessed s at their fair value less costs to sell, which totaled $6.1 million at December 31, 2022.

The estimates and assumptions that went into the valuation of the collateral on impaired loans secured by cryptocurrency mining rigs and the cryptocurrency mining rigs held as repossessed assets, were based on market data and sales recorded by the Company during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the year-ended December 31, 2022. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The Bitcoin markets as well as the markets for cryptocurrency mining rigs are highly volatile and speculative and subject to a variety of risks, including market and liquidity risks. Changes in market driven factors, among others, could have a material impact on the values reported at December 31, 2022.

In the event of further deterioration in the value of the collateral of impaired loans to digital asset customers the Company could recognize additional increases in the provision for loan losses and the allowance for loan losses. In addition, the Company would also likely see increases in loan workout expenses related to the portfolio of loans to digital asset customers as well as expenses related to other repossessed assets.