Form 10-Q
period 2023-03-31
Provident Bancorp, Inc. /MD/
filed 2023-05-16
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, there were 17,690,846 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.Financial Information

Item 1.Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
	2023	2022
(Dollars in thousands)	(unaudited)
Assets
Cash and due from banks	$27,669	$42,923
Short-term investments	216,509	37,706
Cash and cash equivalents	244,178	80,629
Debt securities available-for-sale (at fair value)	28,744	28,600
Federal Home Loan Bank stock, at cost	3,095	4,266
Loans, net of allowance for credit losses of $24,812 and $28,069 as of March 31, 2023
and December 31, 2022, respectively	1,323,390	1,416,047
Bank owned life insurance	43,881	43,615
Premises and equipment, net	13,439	13,580
Other repossessed assets	—	6,051
Accrued interest receivable	5,836	6,597
Right-of-use assets	3,902	3,942
Deferred tax asset, net	15,692	16,793
Other assets	19,996	16,261
Total assets	$1,702,153	$1,636,381

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$460,836	$520,226
Interest-bearing	943,085	759,356
Total deposits	1,403,921	1,279,582
Borrowings:
Short-term borrowings	50,000	108,500
Long-term borrowings	18,296	18,329
Total borrowings	68,296	126,829
Operating lease liabilities	4,255	4,282
Other liabilities	14,229	18,146
Total liabilities	1,490,701	1,428,839
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
17,693,818 and 17,669,698 shares issued and outstanding
at March 31, 2023, and December 31, 2022, respectively	177	177
Additional paid-in capital	123,144	122,847
Retained earnings	97,432	94,630
Accumulated other comprehensive loss	(1,569)	(2,200)
Unearned compensation - ESOP	(7,732)	(7,912)
Total shareholders' equity	211,452	207,542
Total liabilities and shareholders' equity	$1,702,153	$1,636,381

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands, except per share data)	2023	2022
Interest and dividend income:
Interest and fees on loans	$20,006	$18,212
Interest and dividends on debt securities available-for-sale	238	179
Interest on short-term investments	383	59
Total interest and dividend income	20,627	18,450
Interest expense:
Interest on deposits	3,901	455
Interest on short-term borrowings	824	—
Interest on long-term borrowings	86	70
Total interest expense	4,811	525
Net interest and dividend income	15,816	17,925
Credit loss expense - loans	2,935	83
Credit loss benefit - off-balance sheet credit exposures	(1,156)	—
Total credit loss expense	1,779	83
Net interest and dividend income after credit loss expense	14,037	17,842
Noninterest income:
Customer service fees on deposit accounts	979	581
Service charges and fees - other	451	376
Bank owned life insurance income	266	256
Gain on loans sold, net	—	97
Other income	251	10
Total noninterest income	1,947	1,320
Noninterest expense:
Salaries and employee benefits	8,544	7,189
Occupancy expense	421	439
Equipment expense	144	138
Deposit insurance	278	151
Data processing	361	335
Marketing expense	83	127
Professional fees	1,403	728
Directors' compensation	200	254
Software depreciation and implementation	417	294
Insurance expense	452	447
Service fees	236	208
Write down of other assets and receivables	—	395
Other	672	706
Total noninterest expense	13,211	11,411
Income before income tax expense	2,773	7,751
Income tax expense	670	2,226
Net income	$2,103	$5,525
Earnings per share:
Basic	$0.13	$0.33
Diluted	0.13	$0.32
Weighted Average Shares:
Basic	16,530,627	16,517,952
Diluted	16,531,266	17,028,057

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
(In thousands)
Net income	$2,103	$5,525
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on debt securities available-for-sale	819	(1,661)
Unrealized gain (loss)	819	(1,661)
Income tax effect	(188)	387
Total other comprehensive income (loss)	631	(1,274)
Comprehensive income	$2,734	$4,251

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended March 31, 2023 and 2022
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Income (Loss)	ESOP	Total
Balance, January 1, 2023	17,669,698	$177	$122,847	$94,630	$(2,200)	$(7,912)	$207,542
Cumulative effect of change in accounting principle (Note 4)	—	—	—	696	—	—	696
Balance at January 1, 2023 (as adjusted for change in accounting principal)
Net income	—	—	—	2,103	—	—	2,103
Dividends forfeited	—	—	—	3	—	—	3
Other comprehensive income	—	—	—	—	631	—	631
Stock-based compensation expense, net of forfeitures	—	—	319	—	—	—	319
Restricted stock award grants, net of forfeitures	16,547	—	—	—	—	—	—
Shares surrendered related to tax withholdings on restricted stock awards	(210)	—	(2)	—	—	—	(2)
Stock options exercised, net	7,783	—	(27)	—	—	—	(27)
ESOP shares earned	—	—	7	—	—	180	187
Balance, March 31, 2023	17,693,818	$177	$123,144	$97,432	$(1,569)	$(7,732)	$211,452

Balance, December 31, 2021	17,854,649	$179	$123,498	$118,087	$649	$(8,631)	$233,782
Net income	—	—	—	5,525	—	—	5,525
Dividends declared ($0.04 per share)	—	—	—	(673)	—	—	(673)
Other comprehensive loss	—	—	—	—	(1,274)	—	(1,274)
Stock-based compensation expense, net of forfeitures	—	—	445	—	—	—	445
Restricted stock award grants, net of forfeitures	20,420	—	—	—	—	—	—
Repurchase of common stock	(95,229)	(1)	(1,522)	—	—	—	(1,523)
Shares surrendered related to tax withholdings on restricted stock awards	(202)	—	(4)	—	—	—	(4)
Stock options exercised, net	16,904	—	(116)	—	—	—	(116)
ESOP shares earned	—	—	203	—	—	180	383
Balance, March 31, 2022	17,796,542	$178	$122,504	$122,939	$(625)	$(8,451)	$236,545

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$2,103	$5,525
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities premiums, net of accretion	40	57
ESOP expense	187	383
Change in deferred loan fees, net	(610)	(1,227)
Provision for credit losses	1,779	83
Depreciation and amortization	268	270
Decrease (increase) in accrued interest receivable	761	(697)
Deferred tax expense	664	546
Share-based compensation expense	319	445
Bank-owned life insurance income	(266)	(256)
Principal repayments of operating lease obligations	(27)	(26)
Gain on sale of other repossessed assets	(166)	—
Write down of other repossessed assets	21	—
Net increase in other assets	(3,735)	(412)
Net decrease in other liabilities	(4,404)	(2,384)
Net cash (used in) provided by operating activities	(3,066)	2,307

Cash flows from investing activities:
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	635	1,379
Redemption of Federal Home Loan Bank stock	1,171	—
Loan principal collections net of originations	92,920	(2,482)
Proceeds from other repossessed asset sales	6,196	—
Proceeds from principal repayments on loans held for sale	—	1,338
Additions to premises and equipment	(87)	(34)
Write down of other assets and receivables	—	395
Net cash used in investing activities	100,835	596

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing accounts	(59,390)	120,607
Net increase (decrease) in interest-bearing accounts	183,729	(58,233)
Net cash dividends forfeited (paid) on common stock	3	(673)
Payments from exercise of stock options, net	(27)	(116)
Net change in short-term borrowings	(58,500)	—
Payments made on Federal Home Loan Bank long-term advances	(33)	—
Shares surrendered related to tax withholdings on restricted stock awards	(2)	(4)
Repurchase of common stock	—	(1,523)
Net cash provided by financing activities	65,780	60,058
Net increase in cash and cash equivalents	163,549	62,961
Cash and cash equivalents at beginning of period	80,629	153,115
Cash and cash equivalents at end of period	$244,178	$216,076

Supplemental disclosures:
Interest paid	$3,919	$455
Income taxes paid	128	372

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2022 have been reclassified to be consistent with the 2023 consolidated financial statement presentation, which had no effect on the net income reported in the consolidated statements of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

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

(3)    Risks and Uncertainties

Digital Asset Lending

The Company’s digital asset loan segment includes loans to digital asset customers, which can be secured by a security interest in the digital assets, cash, a security in the purchased mining equipment or a combination of these. As of March 31, 2023, we had $27.0 million in outstanding loans to digital asset customers, of which $26.6 million were on non-accrual and were individually analyzed for reserves which totaled $7.2 million. Of the $26.6 million on nonaccrual, one loan relationship totaling $20.9 million was in the process of being modified and another loan relationship totaling $5.7 million was past due and in the process of being collected as of March 31, 2023.

The estimates and assumptions that went into the valuation of the collateral on individually analyzed loans secured by cryptocurrency mining rigs were based on market data and sales recorded by the Company during the quarter ended March 31, 2023. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The Bitcoin markets as well as the markets for cryptocurrency mining rigs are highly volatile and speculative and subject to a variety of risks, including market and liquidity risks. Changes in market driven factors, among others, could have a material impact on the values reported at March 31, 2023.

In the event of further deterioration in the value of the collateral of individually analyzed loans to digital asset customers the Company could recognize additional increases in credit loss expense and the allowance for credit losses. In addition, the Company may also see increases in loan workout expenses related to the portfolio of loans to digital asset customers.

Current Banking Environment

Industry events transpiring prior to the Company’ filing date, including the failures of certain large financial institutions have led to a greater focus by institutions, investors and regulators on liquidity positions of and funding sources for financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management.

The Company believes it is well insulated from the fallout resulting from the market turmoil due to the following considerations:

•The Bank’s deposit and loan portfolios were and continue to be well-diversified;

•As of March 31, 2023, the Federal Deposit Insurance Fund (“FDIC”) insured 54% of our customers’ deposits and the remaining 46% were insured through the Deposits Insurance Fund (“DIF”).

•We have access to multiple funding sources and sufficient capacity to borrow, if needed. As of March 31, 2023, between the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston’s borrower-in-custody program, we had the ability to borrow an additional $249.6 million;

•Our securities portfolio represented only 1.7% of total assets, as of March 31, 2023, and the accumulated other comprehensive loss on the portfolio was $1.6 million, or 0.7% of stockholders’ equity as of that date. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.

Notwithstanding our full deposit insurance coverage and our efforts to other wise effectively manage our liquidity, deposit portfolio retention and other related matters, our financial condition, results of operation and stock price may be adversely affected by future negative events within the banking sector and adverse customer or investor responses to such events.

(4)    Recent Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit lost (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance-sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and OBS credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company reported a net increase to retained earnings of $696,000 as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment included a $2.6 million increase to retained earnings to adjust the allowance for credit losses on loans based on the new methodology offset by a decrease to retained earnings of $1.6 million to adjust the allowance for credit losses on OBS credit exposures based on the new methodology and a $249,000 decrease to retained earnings to account for the net tax impact of these adjustments.

The following table illustrates the impact of ASC 326.

	January 1, 2023
	As Reported		Impact of
	Under	Pre-ASC 326	ASC 326
(In thousands)	ASC 326	Adoption	Adoption
Assets:
Loans
Commercial real estate	$4,317	$5,062	$(745)
Commercial	2,871	3,582	(711)
Enterprise value	7,442	7,712	(270)
Digital asset	10,336	10,493	(157)
Residential real estate	61	43	18
Construction and land development	396	909	(513)
Consumer	4	55	(51)
Mortgage warehouse	54	213	(159)
Allowance for credit loss on loans	25,481	28,069	(2,588)
Liabilities:
Allowance for credit losses on off balance sheet credit exposures	1,864	221	1,643

Also on January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends guidance on “vintage disclosures” to required disclosures of current-period gross write-offs by year of origination. The ASC also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrower experiencing financial difficulty. The Company adopted ASU 2022-02, using the modified retrospective approach, with no material impact to the financial statements. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2022-02 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), to ease the potential burden in accounting for recognizing the effects of reference rate reform on financial reporting. Such challenges include the accounting and operational implications for contract modifications and hedge accounting. The provisions in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to loan and lease agreements, contracts, hedging relationships, and other transactions affected by reference rate reform. These provisions apply to contract modifications that reference LIBOR or another reference rate expected to be discounted because of reference rate reform. Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification would be considered "minor" so that any existing unamortized deferred loan origination fees and costs would carry forward and continue to be amortized. Qualifying modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for hedge accounting.

ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company’s cross-functional working group continues to implement its plan to transition from LIBOR consistent with industry timelines. The Company has selected the Secured Overnight Financing Rate (“SOFR”) as its primary alternative to LIBOR and may also use alternative reference rates, based on the individual needs of its customers and the type of credit being extended. The cross-functional working group has identified LIBOR-indexed products and is evaluating fallback language to facilitate the transition. Legacy LIBOR-based loans will be transitioned to an alternative reference rate on or before June 30, 2023. The adoption of ASU 2020-04 is not expected to result in a material impact the Company’s Consolidated Financial Statements.

(5)    Debt Securities

Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are valued at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

The following table summarizes the amortized cost, allowance for credit losses, and fair value of debt securities available-for-sale at March 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized	Gross	Gross	Allowance
	Cost	Unrealized	Unrealized	for Credit	Fair
(In thousands)	Basis	Gains	Losses	Losses	Value
March 31, 2023
State and municipal securities	$11,867	$7	$614	$—	$11,260
Asset-backed securities	7,084	—	569	—	6,515
Government mortgage-backed securities	11,831	—	862	—	10,969
Total debt securities available-for-sale	$30,782	$7	$2,045	$—	$28,744

The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
December 31, 2022
State and municipal securities	$11,894	$2	$825	$11,071
Asset-backed securities	7,197	—	923	6,274
Government mortgage-backed securities	12,366	—	1,111	11,255
Total debt securities available-for-sale	$31,457	$2	$2,859	$28,600

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are generally amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

There were no realized gains or losses on sales and calls of securities during the three months ended March 31, 2023 or March 31, 2022.

Securities with carrying amounts of $9.5 million and $9.8 million were pledged to secure available borrowings with the Federal Home Loan Bank at March 31, 2023 and December 31, 2022, respectively.

The scheduled maturities of debt securities at March 31, 2023 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$866	$853
Due after five years through ten years	870	875
Due after ten years	10,131	9,532
Government mortgage-backed securities	11,831	10,969
Asset-backed securities	7,084	6,515
	$30,782	$28,744

A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Interest accrued by not received for a security placed on non-accrual is reversed against interest income. There were no debt securities on non-accrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2023 and 2022.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at March 31, 2023 and December 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2023
Temporarily impaired securities:
State and municipal securities	$7,391	$119	$2,431	$495	$9,822	$614
Asset-backed securities	—	—	6,515	569	6,515	569
Government mortgage-backed securities	3,210	71	7,759	791	10,969	862
Total temporarily impaired debt securities	$10,601	$190	$16,705	$1,855	$27,306	$2,045

December 31, 2022
Temporarily impaired securities:
State and municipal	$8,174	$183	$2,297	$642	$10,471	$825
Asset-backed securities	2,322	182	3,951	741	6,273	923
Government mortgage-backed securities	7,428	474	3,827	637	11,255	1,111
Total temporarily impaired debt securities	$17,924	$839	$10,075	$2,020	$27,999	$2,859

The Company expects to recover its amortized cost basis on all debt securities. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell these securities in an unrealized loss position as of March 31, 2023, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’ strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position were not other-than-temporarily impaired at Mach 31, 2023:

State and municipal securities: At March 31, 2023, 15 of the 19 securities in the Company’s portfolio of state and municipal securities were in unrealized loss positions. Aggregate unrealized losses represented 5.9% of the amortized cost of state and municipal securities in unrealized loss positions. The Company continually monitors the state and municipal securities sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the securities in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying downgrades during the quarter. All securities are performing.

Asset-backed securities: At March 31, 2023, all four of the securities in the Company’s portfolio of asset-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 8.0% of the amortized cost of asset-backed securities in unrealized loss positions. The U.S. Small Business Administration (“SBA”) guarantees the contractual cash flows of all of the Company’s asset-backed securities. The securities are investment grade rated and there are no material underlying credit downgrades during the quarter. All securities are performing.

Government mortgage-backed securities: At March 31, 2023, all 33 of the securities in the Company’s portfolio of government mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 7.3% of the amortized cost of government mortgage-backed securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there are no material underlying credit downgrades during the quarter. All securities are performing.

Allowance for Credit Losses – Available-For-Sale Securities:

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses charged to earnings. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $168,000 at March 31, 2023 and is excluded from the estimate of credit losses.

(6)    Loans and Allowance for Credit Losses for Loans

Loans:

A summary of loans is as follows:

	At	At
	March 31,	December 31,
	2023	2022
(In thousands)	Amount	Amount
Commercial real estate	$447,461	$453,592
Commercial	194,335	216,931
Enterprise value	437,570	438,745
Digital asset (1)	26,981	40,781
Residential real estate	7,661	8,165
Construction and land development	84,800	72,267
Consumer	281	391
Mortgage warehouse	149,113	213,244
	1,348,202	1,444,116
Allowance for credit losses - loans	(24,812)	(28,069)
Net loans	$1,323,390	$1,416,047

(1)Includes $20.9 million and $26.5 million in loans secured by cryptocurrency mining rigs at March 31, 2023 and December 31, 2022, respectively.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses for loans. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Accrued interest receivable totaled $5.7 million and $6.6 million at March 31, 2023 and December 31, 2022, respectively, and was reported as accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using either the level-yield or straight-line method without anticipating prepayments.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Credit Losses for Loans:

The allowance for credit losses for loans (“ACLL”) is a valuation account that is deducted from the amortized cost basis of the loans to present the net amount expected to be collected. Loans are charged off against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance and do not exceed the aggregate of amounts previously charged-off.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

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

Enterprise value: Loans in this segment are made to small- and medium-size businesses in a senior secure position and are generally secured by the enterprise value of the business. The enterprise value consists of the going concern value of the business and takes into account the value of business assets (both tangible and intangible). Repayment is expected from the cash flows of the business. Economic and industry specific conditions can affect on the credit quality of this segment.

Digital asset: Loans in this segment are made to businesses in the digital asset space and are generally secured by digital asset mining equipment or by the United States dollar (“USD”) value of digital currency assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, resultant decreased consumer spending as well as decreases in the value of digital currency can have an effect on the credit quality in this segment.

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

Management estimates the ACLL balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, gross domestic product or other relevant factors. Incorporated in the estimate for the ACLL is consideration of qualitative factors, which include the following for all loan pools:

•Changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices.

•Changes in the experience, depth, and ability of lending management.

•Changes in the quality of the organization's loan review system.

•The existence and effect of any concentrations of credit and changes in the levels of such concentrations.

•The effect of other external factors (i.e. legal and regulatory requirements) on the level of estimated credit losses.

In addition to the above, the mortgage warehouse pool includes a qualitative factor for changes in international, national, regional, and local conditions as the ACLL model for this loan pool does not apply an economic regression model in the calculation of the historical loss rate.

The allowance for unfunded commitments is maintained at a level by the Company to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit).

The Company measures the ACLL using the following methods:

Portfolio Segment	Measurement Method	Loss Driver
Commercial real estate	Discounted cash flow	National unemployment rate, national GDP
Commercial	Discounted cash flow	National unemployment rate, national GDP
Enterprise value	Discounted cash flow	National unemployment rate, national GDP
Digital asset	Discounted cash flow	National unemployment rate, national GDP
Residential real estate	Discounted cash flow	National unemployment rate, national HPI
Construction and land development	Discounted cash flow	National unemployment rate, national GDP
Consumer	Discounted cash flow	National unemployment rate, national GDP
Mortgage warehouse	Remaining life method	Not applicable

When the discounted cash flow method is used to determine the allowance for credit losses, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

When the remaining life method is used to determine the allowance for credit losses, a calculated loss rate is applied to the pool of loans based on the remaining life expectation of the pool. The remaining life expectation is based on management’s reasonable expectation at the reporting date.

Loans that do not share risk characteristics, whether or not they are performing in accordance with their loan terms, are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. The Company will individually evaluate a loan when, based on current information and events, it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in making this determination include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Insignificant payment delays and payment shortfalls generally are not considered reason enough to individually analyze a loan. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. When management determines that a loan should be individually analyzed, expected credit losses are based on either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral at the reporting date, adjusted for selling costs, as appropriate.

The following table presents the activity in the allowance for credit losses for loans by portfolio segment for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
(In thousands)	Commercial Real Estate	Commercial	Enterprise value	Digital asset	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
Balance at December 31, 2022	$5,062	$3,582	$7,712	$10,493	$43	$909	$55	$213	$28,069
Impact of adopting ASC 326	(745)	(711)	(270)	(157)	18	(513)	(51)	(159)	(2,588)
Charge-offs	—	(41)	(3,560)	—	—	—	(16)	—	(3,617)
Recoveries	—	10	—	—	—	—	3	—	13
Provision (credit)	(68)	(225)	6,279	(3,117)	(4)	74	12	(16)	2,935
Balance at March 31, 2023	$4,249	$2,615	$10,161	$7,219	$57	$470	$3	$38	$24,812

Balance at December 31, 2021	$4,889	$5,371	$6,158	$2,012	$38	$479	$168	$381	$19,496
Charge-offs	—	—	(351)	—	—	—	(28)	—	(379)
Recoveries	—	—	88	—	—	—	8	—	96
Provision (credit)	46	9	181	(144)	(24)	86	(25)	(46)	83
Balance at March 31, 2022	$4,935	$5,380	$6,076	$1,868	$14	$565	$123	$335	$19,296

The following table presents loan delinquencies by portfolio segment at March 31, 2023 and December 31, 2022:

			90 Days	Total
	30 - 59	60 - 89	or More	Past	Total	Total
(In thousands)	Days	Days	Past Due	Due	Current	Loans
March 31, 2023
Commercial real estate	$55	$114	$1	$170	$447,291	$447,461
Commercial	670	60	133	863	193,472	194,335
Enterprise value	—	—	92	92	437,478	437,570
Digital asset	5,687	19,899	—	25,586	1,395	26,981
Residential real estate	75	70	73	218	7,443	7,661
Construction and
land development	—	—	—	—	84,800	84,800
Consumer	—	—	—	—	281	281
Mortgage warehouse	—	—	—	—	149,113	149,113
Total	$6,487	$20,143	$299	$26,929	$1,321,273	$1,348,202

December 31, 2022
Commercial real estate	$240	$—	$1	$241	$453,351	$453,592
Commercial	—	—	41	41	216,890	216,931
Enterprise value	—	—	92	92	438,653	438,745
Digital asset	—	—	—	—	40,781	40,781
Residential real estate	—	—	73	73	8,092	8,165
Construction and
land development	—	—	—	—	72,267	72,267
Consumer	—	9	—	9	382	391
Mortgage warehouse	—	—	—	—	213,244	213,244
Total	$240	$9	$207	$456	$1,443,660	$1,444,116

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days but still accruing as of March 31, 2023 and December 31, 2022:

	Non-accrual		90 Days
	With No		or More
	Allowance	Non-accrual	Past Due
(In thousands)	for Credit Loss	Loans	and Accruing
March 31, 2023
Commercial real estate	$55	$55	$—
Commercial	193	193	—
Enterprise value	93	4,397	—
Digital asset	6,703	26,602	—
Residential real estate	(71)	224	—
Construction and
land development	—	—	—
Consumer	—	—	—
Mortgage warehouse	—	—	—
Total	$6,973	$31,471	$—

December 31, 2022
Commercial real estate	$56	$56	$—
Commercial	101	101	—
Enterprise value	92	92	—
Digital asset	—	26,488	—
Residential real estate	(70)	227	—
Construction and
land development	—	—	—
Consumer	—	—	—
Mortgage warehouse	—	—	—
Total	$179	$26,964	$—

The Company did not recognize interest income on nonaccrual loans during the three months ended March 31, 2023.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2023:

	Commercial		Cryptocurrency
	Real	Business	Mining Rigs
(In thousands)	Estate	Assets	and Other (1)	Cash
Commercial real estate	$19,858	$—	$—	$—
Commercial	60	102	—	—
Enterprise value	—	4,304	—	92
Digital asset	—	—	20,915	5,687
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$19,918	$4,406	$20,915	$5,779

(1)Other collateral includes the USD value of Bitcoin held in control accounts as well as cash accounts held at the Bank.

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extensions, an other-than-insignificant payment delay or an interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses on loans.

In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The following table presents the amortized cost basis of loans at March 31, 2023 that were both experiencing financial difficulty and modified during the quarter ended March 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination	Total Class of Financing Receivable
March 31, 2023
Enterprise value	$—	$3,506	$—	$—	$—	0.8%
	$—	$3,506	$—	$—	$—	0.8%

The modifications noted in the table above extend the interest only periods on the related loans for an additional ten months. This is in addition to a modification that was done in December 2022 which originally extended the interest only periods for three months. There are no related term extensions resulting from these modifications. The Company has committed to lend additional amounts totaling $50,000 to the borrowers included in the previous table based on fund availability through an existing line of credit.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of March 31, 2023, there were no past due balances related to loans modified during the first quarter of 2023.

Prior to the Company’s adoption of ASU 2022-02 on January 1, 2023 (see Note 4 for additional information), loans were considered TDRs when the Company granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions could include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt could be bifurcated with separate terms for each tranche of the restructured debt. Restructuring of a loan in lieu of aggressively enforcing the collection of the loan could benefit the Company by increasing the ultimate probability of collection.

There were no new TDRs entered into during the three months ended March 31, 2022. The total recorded investment in TDRs was $22.3 million at March 31, 2022 and as of that date there were no material commitments to lend additional funds to borrowers whose loans had been restructured.

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

Consumer loans are not formally rated.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial Real Estate
Pass	$6,430	$59,642	$75,152	$31,974	$62,480	$146,850	$19,231	$—	$401,759
Special mention	—	—	—	—	3,767	14,717	—	—	18,484
Substandard	—	—	—	1,047	4,559	21,612	—	—	27,218
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	6,430	59,642	75,152	33,021	70,806	183,179	19,231	—	447,461
Commercial real estate
Current period gross write offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	2,078	11,236	59,521	15,853	22,127	31,732	38,356	149	181,052
Special mention	—	—	—	—	41	10,293	14	—	10,348
Substandard	—	—	205	—	2,101	300	225	—	2,831
Doubtful	—	—	—	—	102	—	—	—	102
Loss	—	—	—	—	—	2	—	—	2
Total commercial	2,078	11,236	59,726	15,853	24,371	42,327	38,595	149	194,335
Commercial
Current period gross write offs	—	—	—	—	—	41	—	—	41
Enterprise Value
Pass	18,013	139,360	138,175	57,646	26,789	8,544	20,666	—	409,193
Special mention	—	938	1,679	5,088	2,967	3,065	8,240	—	21,977
Substandard	—	—	—	—	—	5,039	1,269	—	6,308
Doubtful	—	—	—	—	—	92	—	—	92
Loss	—	—	—	2	—	(2)	—	—	—
Total enterprise value	18,013	140,298	139,854	62,736	29,756	16,738	30,175	—	437,570
Enterprise value
Current period gross write offs	—	3,560	—	—	—	—	—	—	3,560
Digital Asset
Pass	—	—	—	—	—	—	499	—	499
Special mention	—	—	—	—	—	—	(120)	—	(120)
Substandard	—	19,899	1,016	—	—	—	5,687	—	26,602
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total digital asset	—	19,899	1,016	—	—	—	6,066	—	26,981
Digital asset

Current period gross write offs	—	—	—	—	—	—	—	—	—
Residential Real Estate
Pass	—	—	—	5	200	3,592	3,198	442	7,437
Substandard	—	—	—	—	—	224	—	—	224
Total residential real estate	—	—	—	5	200	3,816	3,198	442	7,661
Residential real estate
Current period gross write offs	—	—	—	—	—	—	—	—	—
Construction and Land Development
Pass	—	41,637	40,689	—	—	1,545	929	—	84,800
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	—	41,637	40,689	—	—	1,545	929	—	84,800
Construction and land development
Current period gross write offs	—	—	—	—	—	—	—	—	—
Consumer
Not formally rated	—	—	—	—	—	178	103	—	281
Total consumer	—	—	—	—	—	178	103	—	281
Consumer
Current period gross write offs	—	—	—	—	—	16	—	—	16
Mortgage Warehouse
Pass	—	—	—	—	—	—	149,113	—	149,113
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	—	—	—	—	—	—	149,113	—	149,113
Mortgage warehouse
Current period gross write offs	—	—	—	—	—	—	—	—	—

The following table presents the Company’s loans by risk rating and portfolio segment at December 31, 2022:

(In thousands)	Commercial Real Estate	Commercial	Enterprise Value	Digital Asset	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
December 31, 2022
Grade:
Pass	$399,455	$202,895	$408,616	$4,724	$7,938	$72,267	$—	$213,244	$1,309,139
Special mention	26,995	11,015	20,091	9,569	—	—	—	—	67,670
Substandard	27,141	2,854	9,946	26,488	227	—	—	—	66,656
Doubtful	—	165	92	—	—	—	—	—	257
Loss	1	2	—	—	—	—	—	—	3
Not formally rated	—	—	—	—	—	—	391	—	391
Total	$453,592	$216,931	$438,745	$40,781	$8,165	$72,267	$391	$213,244	$1,444,116

(7)    Deposits

A summary of deposit balances, by type is as follows:

	At	At
	March 31,	December 31,
(In thousands)	2023	2022
Noninterest-bearing:
Demand	$460,836	$520,226
Interest-bearing:
NOW	122,721	145,533
Regular savings	158,470	141,802
Money market deposits	451,427	318,417
Certificates of deposit:
Certificate accounts of $250,000 or more	17,659	11,449
Certificate accounts less than $250,000	192,808	142,155
Total interest-bearing	943,085	759,356
Total deposits (1)(2)(3)	$1,403,921	$1,279,582

(1)Includes $161.7 million and $45.3 million in Banking as a Service (“BaaS”) deposits at March 31, 2023 and December 31, 2022, respectively.

(2)Includes $58.1 million and $57.5 million in digital asset deposits at March 31, 2023 and December 31, 2022, respectively.

(3)Of total deposits as of March 31, 2023 and December 31, 2022, the Federal Deposit Insurance Corporation (“FDIC”) insured approximately 54% and 55% and the remaining 46% and 45% were insured through the Depositors Insurance Fund (“DIF”), respectively.

(8)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”). Maturities of advances from the FHLB as of March 31, 2023 are summarized as follows:

(In thousands)
Fiscal Year-End
2023	$58,599
2024	134
2025	5,136
2026	138
2027	139
Thereafter	4,150
Total	$68,296

Borrowings from the FHLB are secured by qualified collateral, consisting primarily of certain commercial real estate loans, qualified mortgage-backed government securities and certain loans with mortgages secured by one- to four-family properties. At March 31, 2023, borrowings from the FHLB consisted of short-term borrowings, with original maturities of less than one year, totaling $50.0 million and long-term borrowings, with original maturities more than one year, totaling $18.3 million. The interest rate on FHLB short-term borrowings was 4.95% at March 31, 2023. The interest rates on FHLB long-term advances ranged from 1.21% to 3.01%, with a weighted average interest rate of 1.91% at March 31, 2023.

(9)    Other Repossessed Assets

During 2022, the Company repossessed cryptocurrency mining rigs in exchange for the forgiveness of a loan relationship. The repossessed cryptocurrency mining rigs were reported as other repossessed assets at their fair value less costs to sell. These other repossessed assets were subsequently accounted for at lower of cost or fair value less estimated costs to sell. The estimates and assumptions that went into the valuation of the repossessed cryptocurrency mining rigs held as repossessed assets, were based on market data and sales reported by the company.

Activity related to other repossessed assets, which consists of cryptocurrency mining rigs, was as follows:

(In thousands)	Amount
Net balance of other repossessed assets at December 31, 2022	$6,051
Direct write-downs	(21)
Sales of other repossessed assets	(6,030)
Net balance of other repossessed assets at March 31, 2023	$—

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Beginning balance	$597	$—
Reductions from sales of other repossessed assets	(597)	—
Ending balance	$—	$—

For the three months ended March 31, 2023, the Company recognized $166,000 in net gain on sales of other repossessed assets and $115,000 in operating expenses. There were no other repossessed assets outstanding during the three months ended March 31, 2022 and therefore there were no related gains or expenses recognized during that period.

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

The following summarizes financial instruments measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2023
State and municipal securities	$11,260	$—	$11,260	$—
Asset-backed securities	6,515	—	6,515	—
Government mortgage-backed securities	10,969	—	10,969	—
Totals	$28,744	$—	$28,744	$—

December 31, 2022
State and municipal securities	$11,071	$—	$11,071	$—
Asset-backed securities	6,274	—	6,274	—
Government mortgage-backed securities	11,255	—	11,255	—
Totals	$28,600	$—	$28,600	$—

Fair Values of Assets Measured on a Non-Recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties.

Other repossessed assets, which consists of repossessed cryptocurrency mining rigs, were accounted for at fair value. Future adjustments, if any, will be recorded directly as an adjustment to current earnings. Fair value was measured using the appraised values of the cryptocurrency mining rigs and adjusted as necessary by management based on unobservable inputs.

The following summarizes assets measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2023
Loans
Commercial	$102	$—	$—	$102
Enterprise value	1,535	—	—	1,535
Digital asset	13,695	—	—	13,695
Totals	$15,332	$—	$—	$15,332

December 31, 2022
Loans
Commercial	$16,817	$—	$—	$16,817
Other repossessed assets	6,051	—	—	6,051
Totals	$22,868	$—	$—	$22,868

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2023
Loans
Commercial	$102	Business or collateral valuation	Comparable company or collateral evaluations	0% - 10%
Enterprise value	1,535	Business or collateral valuation	Comparable company or collateral evaluations	0% - 5%
Digital asset	13,695	Asset valuation	Comparable asset evaluations	0% - 2%

December 31, 2022
Loans
Commercial	$16,817	Business or collateral valuation	Comparable company or collateral evaluations	0% - 10%
Other repossessed assets	6,051	Asset valuation	Comparable asset evaluations	0% - 3%

At March 31, 2023, the carrying amount of loans measured at fair value on a nonrecurring basis was $1.3 million, net of charge-offs of $1.2 million for the commercial segment, $6.2 million, net of reserves of $2.9 million and charge-offs of $1.7 million for the enterprise value segment, and $21.1 million, net of reserves of $7.2 million for the digital asset segment. At December 31, 2022, the carrying amount of commercial loans measured at fair value on a nonrecurring basis was $28.7 million, net of reserves of $10.1 million and charge-offs of $1.8 million.

During 2022, the Company repossessed cryptocurrency mining rigs in exchange for the forgiveness of a loan relationship. The repossessed cryptocurrency mining rigs were reported as other repossessed assets and are accounted for at the lower of cost or fair value less estimated costs to sell. At December 31, 2022, other repossessed assets were $6.1 million.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at March 31, 2023 and December 31, 2022:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
March 31, 2023
Financial assets:
Cash and cash equivalents	$244,178	$244,178	$—	$—	$244,178
Available-for-sale debt securities	28,744	—	28,744	—	28,744
Federal Home Loan Bank of Boston stock	3,095	N/A	N/A	N/A	N/A
Loans, net	1,323,390	—	—	1,239,517	1,239,517
Accrued interest receivable	5,836	—	5,836	—	5,836
Financial liabilities:
Deposits	1,403,921	—	1,404,682	—	1,404,682
Borrowings	68,296	—	68,016	—	68,016

December 31, 2022
Financial assets:
Cash and cash equivalents	$80,629	$80,629	$—	$—	$80,629
Available-for-sale debt securities	28,600	—	28,600	—	28,600
Federal Home Loan Bank of Boston stock	4,266	N/A	N/A	N/A	N/A
Loans, net	1,416,047	—	—	1,341,633	1,341,633
Accrued interest receivable	6,597	—	6,597	—	6,597
Other repossessed assets	6,051	—	—	6,051	6,051
Financial liabilities:
Deposits	1,279,582	—	1,279,665	—	1,279,665
Borrowings	126,829	—	124,590	—	124,590

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of March 31, 2023 and December 31, 2022, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At March 31, 2023, the Bank exceeded the regulatory requirement for the capital conservation buffer.

Federal banking agencies regulations establish a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for federal law. As of March 31, 2023, the Bank has not opted into the CBLR framework.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
March 31, 2023
Total Capital (to Risk Weighted Assets)	$206,477	13.52%	$122,152	>	8.0%	$152,690	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	187,312	12.27	91,614	>	6.0	122,152	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	187,312	12.27	68,711	>	4.5	99,249	>	6.5
Tier 1 Capital (to Average Assets)	187,312	11.83	63,346	>	4.0	79,182	>	5.0
December 31, 2022
Total Capital (to Risk Weighted Assets)	$204,354	12.62%	$129,492	>	8.0%	$161,865	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	184,025	11.37	97,119	>	6.0	129,492	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	184,025	11.37	72,839	>	4.5	105,212	>	6.5
Tier 1 Capital (to Average Assets)	184,025	11.17	65,916	>	4.0	82,395	>	5.0

Liquidation Accounts

Upon the completion of the Company’s initial stock offering in 2015 and the second step offering in 2019, liquidation accounts were established for the benefit of certain depositors of the Bank in amounts equal to:

1.The product of (i) the percentage of the stock issued in the initial stock offering in 2015 to persons other than Provident Bancorp, the top tier mutual holding company (“MHC”) of the Company and (ii) the net worth of the mid-tier holding company as of the date of the latest balance sheet contained in the prospectus utilized in connection with the offering; and

2.The MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the 2019 prospectus plus the MHC’s net assets (excluding its ownership of the Company).

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid by the Bank in a year, without prior approval of regulatory agencies, to the amount by which net income of the Bank for the year plus the retained net income of the previous two years exceeds any net loss reported in those respective periods. For the three months ended March 31, 2023, the Bank reported net income of $2.1 million, netted against the net loss of $21.5 million the Bank reported for the year ended December 31, 2022 and the net income of $16.1 million for the year ended December 31, 2021, resulted in insufficient available retained earnings to pay dividends, and as such no dividends were paid during the three months ended March 31, 2023.

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In March 2021, the Company announced its plan to repurchase 1,400,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. As of March 31, 2023, the Company had repurchased 1,145,479 shares of its outstanding common stock under this program, however, the Company did not repurchase any shares of its outstanding common stock under this program during the three months ended March 31, 2023.

(12)    Employee Stock Ownership Plan

The Bank established an employee stock ownership plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified plan for the benefit of all Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 1,538,868 shares between the initial and second-step stock offerings with the proceeds of a loan totaling $11.8 million. The loan is payable over 15 years at a rate per annum equal to 5.00%. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The number of shares committed to be released per year through 2033 is 89,758.

Shares held by the ESOP include the following:

	March 31, 2023	December 31, 2022
Allocated	551,530	461,772
Committed to be released	22,439	89,758
Unallocated	964,899	987,338
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $6.6 million at March 31, 2023.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2023 and 2022 was $187,000 and $383,000, respectively.

(13) Earnings Per Common Share

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

	Three Months Ended
(Dollars in thousands, except per share	March 31,	March 31,
dollar amounts)	2023	2022
Net Income attributable to common shareholders	$2,103	$5,525

Average number of common shares issued	17,686,055	17,856,516
Less:
average unallocated ESOP shares	(972,380)	(1,062,137)
average unvested restricted stock	(183,048)	(276,427)
Average number of common shares outstanding
to calculate basic earnings per common share	16,530,627	16,517,952

Effect of dilutive unvested restricted stock and stock option awards	639	510,105
Average number of common shares outstanding
to calculate diluted earnings per common share	16,531,266	17,028,057

Earnings per common share:
Basic	$0.13	$0.33
Diluted	$0.13	$0.32

Stock options for 1,486,071 and 171,267 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2023 and 2022, respectively, because they were anti-dilutive, meaning the exercise price for such options were higher than the average price for the Company for such period.

(14)    Share-Based Compensation

The shareholders of the Company approved the Provident Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) on November 23, 2020, which is in addition to the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan”, and collectively with the 2020 Equity Plan, the “Equity Plans”). Under the Equity Plans, the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plans, with 902,344 and 1,021,239 shares reserved for options under the 2016 Equity Plan and 2020 Equity Plan, respectively. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 360,935 and 408,495 under the 2016 Equity Plan and 2020 Equity Plan, respectively. The value of restricted stock grants is based on the market price of the stock on grant date. Options and awards vest ratably over three to five years. The Company has elected to recognize forfeitures of awards as they occur.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

2023
Vesting period (years)	5
Expiration date (years)	10
Expected volatility	36.56%
Expected life (years)	7.5
Expected dividend yield	1.67%
Risk free interest rate	3.45%
Fair value per option	$3.58

A summary of the status of the Company’s stock option grants for the three months ended March 31, 2023 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,467,876	$11.00
Granted	158,100	9.55
Forfeited	(32,400)	16.52
Expired	(117,740)	11.98
Exercised	(225,565)	8.61
Outstanding at March 31, 2023	1,250,271	$11.01	6.73	$—
Outstanding and expected to vest at March 31, 2023	1,250,271	$11.01	6.73	$—
Vested and Exercisable at March 31, 2023	644,305	$10.20	5.09	$—
Unrecognized compensation cost	$2,193,000
Weighted average remaining recognition period (years)	3.53

For the three months ended March 31, 2023 and 2022, expense for the stock options was $155,000 and $208,000, respectively. The intrinsic value of options exercised was $97,000 and $425,000 for the three months ended March 31, 2023 and 2022, respectively. The tax benefit from option exercises was $27,000 and $101,000 for the three months ended March 31, 2023 and 2022, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plans for the three months ended March 31, 2023:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2022	192,748	$13.16
Granted	29,515	9.55
Forfeited	(12,968)	16.52
Vested	(4,894)	16.57
Unvested restricted stock awards at March 31, 2023	204,401	$12.35
Unrecognized compensation cost	$2,187,000
Weighted average remaining recognition period (years)	3.35

For the three months ended March 31, 2023 and 2022, expense for the restricted stock awards was $164,000 and $237,000, respectively. The tax benefit from restricted awards was $51,000 and $66,000 for the three months ended March 31, 2023 and 2022, respectively. The total fair value of shares vested during the three months ended March 31, 2023 and 2022 was $44,000 and $15,000, respectively.

(15)    Leases

The Company recognized right-of-use assets (“ROU”) totaling $3.9 million at March 31, 2023 and December 31, 2022, and operating lease liabilities totaling $4.3 million at March 31, 2023 and December 31, 2022. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and are not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for the leases on a straight-line basis over the lease term. For the three months ended March 31, 2023 and 2022, rent expense for the operating leases totaled $79,000.

The following table presents information regarding the Company’s operating leases:

	March 31,	December 31,
	2023	2022
Weighted-average discount rate	3.60%	3.59%
Range of lease expiration dates	1 - 12.5 years	1 - 13 years
Range of lease renewal options	0 - 20 years	5 - 20 years
Weighted-average remaining lease term	26.2 years	26.4 years

The following table presents the undiscounted annual lease payments under the terms of the Company’s operating leases at March 31, 2023 and December 31, 2022, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

	March 31,	December 31,
Fiscal Year-End	2023	2022
(In thousands)
2023	$199	$264
2024	270	270
2025	280	280
2026	291	291
2027	293	293
Thereafter	5,740	5,740
Total lease payments	7,073	7,138
Less imputed interest	(2,818)	(2,856)
Total lease liabilities	$4,255	$4,282

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

(17)    Qualified Affordable Housing Project Investments

The Bank invests in qualified affordable housing projects. At March 31, 2023 and December 31, 2022, the balance of the investment for qualified affordable housing projects was $6.6 million and $7.3 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. Under the proportional amortization method, the Company recognized amortization expense of $1.2 million and tax credits of $1.5 million for the three months ended March 31, 2023, respectively. The Company did not recognize any amortization expense or tax credits for the three months ended March 31, 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 is intended to assist in understanding our financial condition and results of operations. Operating results for the three-month period ended March 31, 2023 may not be indicative of results for all of 2022 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believes,” “will,” “intends,” “may,” “will be,” “would” or similar expressions. Readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place any undue reliance on any forward-looking statements (which reflect management’s analysis of factors only as of the date of which they are given). These factors include: general economic conditions; the impact of a pandemic on our operations and financial results and those of our customers; global and national war and terrorism; trends in interest rates; inflation; potential recessionary conditions; levels of unemployment; legislative, regulatory and accounting changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the FRB; deposit flows; our ability to access cost-effective funding; changes in liquidity, including the size and composition of our deposit portfolio; changes in consumer spending, borrowing and saving habits; a default by the U.S. government on its debt obligations; competition; real estate values in the market area; loan demand; the adequacy of our allowance for credit losses; changes in the quality of our loan and securities portfolios; the ability of our borrowers to repay their loans; an unexpected adverse financial, regulatory or bankruptcy event experienced by our cryptocurrency, digital asset or financial technology (“fintech”) customers; our ability to retain key employees; failures or breaches of our IT systems, including cyber attacks; the failure to maintain current technologies; and the ability of the Company or the Bank to effectively manage its growth and results of regulatory examinations, among other factors.

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

Allowance for Credit Losses. The allowance for credit losses represents management’s estimate of expected losses over the life of the loan portfolio. Loan losses are charged against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. See Note 4 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

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

Balance Sheet Analysis

Assets. Total assets were $1.70 billion at March 31, 2023, representing an increase of $65.8 million, or 4.0%, from $1.64 billion at December 31, 2022. The increase resulted primarily from an increase in cash and cash equivalents partially offset by decreases in net loans and other repossessed assets.

Cash and Cash Equivalents. Cash and cash equivalents increased $163.5 million, or 202.8%, to $244.2 million at March 31, 2023 from $80.6 million at December 31, 2022, primarily due to increased deposit balances, especially with regard to specialty deposits, and a decrease in net loans.

Loans. At March 31, 2023, net loans were $1.32 billion, or 77.7% of total assets, compared to $1.42 billion, or 86.5% of total assets, at December 31, 2022. The decrease was primarily driven by decreases in mortgage warehouse loans of $64.1 million, or 30.1%, commercial loans of $22.6 million, or 10.4%, and digital asset loans of $13.8 million, or 33.8%. The decrease in our mortgage warehouse loan portfolio was primarily due to decreased usage of the mortgage warehouse lines. The decrease in our commercial loan portfolio was primarily related to payoffs in our traditional in-market loan portfolio. The Bank continues its efforts to wind-down its digital asset lending portfolio. Digital asset loans were $27.0 million as of March 31, 2023 compared to $40.8 million as of December 31, 2022, which represents a decrease of $13.8 million, or 33.8%. The decrease in the digital asset loan portfolio was primarily driven by paydowns on outstanding lines of credit as well as the payoff of a $4.8 million loan secured by cryptocurrency mining rigs during the first quarter of 2023.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	March 31,		December 31,
	2023		2022
(In thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$447,461	33.19%	$453,592	31.41%
Commercial	194,335	14.41%	216,931	15.02%
Enterprise value	437,570	32.46%	438,745	30.38%
Digital asset (1)	26,981	2.00%	40,781	2.82%
Residential real estate	7,661	0.57%	8,165	0.57%
Construction and land development	84,800	6.29%	72,267	5.00%
Consumer	281	0.02%	391	0.03%
Mortgage warehouse	149,113	11.06%	213,244	14.77%
	1,348,202	100.00%	1,444,116	100.00%
Allowance for credit losses - loans	(24,812)		(28,069)
Net loans	$1,323,390		$1,416,047

(1)Includes $20.9 million and $26.5 million in loans secured by cryptocurrency mining rigs at March 31, 2023 and December 31, 2022, respectively. The remaining balance consists of a cash secured loan.

Other Repossessed Assets. Other repossessed assets decreased $6.1 million due to the sale of repossessed cryptocurrency mining rigs. There were no other repossessed assets at March 31, 2023.

Deposits. Total deposits increased $124.3 million, or 9.7%, to $1.40 billion at March 31, 2023 from $1.28 billion at December 31, 2022. This increase included an increase in interest-bearing deposits of $183.7 million, or 24.2%, offset by a decrease in noninterest-bearing deposits of $59.4 million, or 11.4%. The increase in interest-bearing deposits and the decrease in noninterest-bearing deposits is primarily driven by the rising rate environment and customers seeking returns on their deposits. To retain customers, the Bank has increased deposit rates on certain products and seen a shift between noninterest-bearing and interest-bearing deposit accounts as a result.

Interest-bearing deposits increased primarily due to an increase in money market deposits, which increased $133.0 million, or 41.8% and an increase in certificates of deposit of $56.9 million, or 37.0%. The increase in money market deposits was primarily driven by an increase in deposits from BaaS customers. The increase in certificates of deposit was primarily driven by increased utilization of brokered certificates of deposit, which increased $40.3 million, or 33.6%, and were $160.4 million at March 31, 2023, compared to $120.1 million at December 31, 2022. Regular savings deposits increased, $16.7 million, or 11.8%, primarily due to the Bank obtaining deposits on the national exchange.

Included in the increase in total deposits was an increase of $117.0 million in specialty deposits, which were $219.8 million as of March 31, 2023 compared to $102.8 million as of December 31, 2022. Specialty deposits span product types, including demand, money market and savings deposits, and consist of deposits from BaaS and digital asset customers. BaaS deposits totaled $161.7 million as of March 31, 2023 which represents a $116.4 million increase from December 31, 2022. Of the balance as of March 31, 2023, the Bank has deemed $91.9 million as volatile, which the Bank defines as deposits that are expected to be short-term. These volatile deposits are paired with short-term assets, such as cash, to mitigate the risk associated with the possibility of withdrawal. Included in BaaS deposits was $51.6 million as of March 31, 2023 related to BaaS customers whose business model focuses on digital assets. Non-BaaS digital asset deposits totaled $58.1 million as of March 31, 2023, which represents a $621,000 increase from December 31, 2022.

	At	At
	March 31,	December 31,
(In thousands)	2023	2022
Noninterest-bearing:
Demand	$460,836	$520,226
Interest-bearing:
NOW	122,721	145,533
Regular savings	158,470	141,802
Money market deposits	451,427	318,417
Certificates of deposit:
Certificate accounts of $250,000 or more	17,659	11,449
Certificate accounts less than $250,000	192,808	142,155
Total interest-bearing	943,085	759,356
Total deposits (1)(2)(3)	$1,403,921	$1,279,582

(1)Includes $161.7 million and $45.3 million in BaaS deposits at March 31, 2023 and December 31, 2022, respectively.

(2)Includes $58.1 million and $57.5 million in digital asset deposits at March 31, 2023 and December 31, 2022, respectively.

(3)Of total deposits as of March 31, 2023 and December 31, 2022, the FDIC insured approximately 56% and 55% and the remaining 44% and 45% were insured through the DIF, respectively.

Borrowings. Borrowings decreased $58.5 million, or 46.2%, to $68.3 million at March 31, 2023, from $126.8 million at December 31, 2022. The decrease was due to a decrease in overnight borrowings.

Shareholders’ Equity. Total shareholders’ equity increased $3.9 million, or 1.9%, to $211.5 million at March 31, 2023, from $207.5 million at December 31, 2022. The increase was primarily due to net income of $2.1 million. Also contributing to the increase was a one-time, cumulative-effect adjustment for the adoption of CECL, which increased retained earnings by $696,000. Shareholders’ equity also increased due to other comprehensive income of $631,000, stock-based compensation expense of $319,000, and employee stock ownership plan shares earned of $187,000.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2023	2022
Non-accrual loans:
Commercial real estate	$55	$56
Commercial	193	101
Enterprise value	4,397	92
Digital asset	26,602	26,488
Residential real estate	224	227
Construction and land development	—	—
Consumer	—	—
Mortgage warehouse	—	—
Total non-accrual loans	31,471	26,964
Accruing loans past due 90 days or more	—	—
Other repossessed assets	—	6,051
Total non-performing assets	$31,471	$33,015

Total loans (1)	$1,348,202	$1,444,116
Total assets	$1,702,153	$1,636,381
Total non-performing loans to total loans (1)	2.33%	1.87%
Total non-performing assets to total assets	1.85%	2.02%

(1)Loans are presented at amortized cost.

The increase in the non-accrual enterprise value loan balances for the three-month period ended March 31, 2023 was primarily related to the downgrade of one $4.3 million enterprise value loan relationship. The non-accrual digital asset balances at March 31, 2023, were primarily related to our portfolio of loans secured by cryptocurrency mining rigs. The amortized cost of loans secured by cryptocurrency mining rigs totaled $20.9 million, which were on non-accrual status with reserves as of March 31, 2023. Also included in the non-accrual digital asset balance at March 31, 2023, is a $5.7 million cash-secured loan relationship the collateral for which is subject to judivial proceedings in which the Bank is asserting its legal rights as a secured party.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Allowance at beginning of period	$28,069	$19,496
Impact of adopting ASC 326	(2,588)	—
Credit loss expense - loans	2,935	83
Charge-offs:
Commercial real estate	—	—
Commercial	41	—
Enterprise value	3,560	351
Digital asset	—	—
Residential real estate	—	—
Construction and land development	—	—
Consumer	16	28
Mortgage warehouse	—	—
Total charge-offs	3,617	379

Recoveries:
Commercial real estate	—	—
Commercial	10	—
Enterprise value	—	88
Digital asset	—	—
Residential real estate	—	—
Construction and land development	—	—
Consumer	3	8
Mortgage warehouse	—	—
Total recoveries	13	96

Net charge-offs	3,604	283

Allowance at end of period	$24,812	$19,296

Non-performing loans at end of period	$31,471	$1,881
Total loans outstanding at end of period (1)	1,348,202	1,456,725
Average loans outstanding during the period (1)	1,391,941	1,469,268

Allowance to non-performing loans	78.84%	1,025.84%
Allowance to total loans outstanding at end of period	1.84%	1.32%
Net charge-offs to average loans outstanding during the period (annualized)	1.04%	0.08%

(1) Loans are presented at amortized cost.

A credit loss expense for loans of $2.9 million was recognized for the three months ended March 31, 2023 compared to $83,000 for the same period in 2022. The increased provision was primarily driven by the need to replenish the allowance due to increased net charge-offs. The increased charge-offs also resulted in an increase to the general reserves based on the Company’s allowance for credit loss methodology.

Net charge-offs increased $3.3 million, to $3.6 million for the three months ended March 31, 2023 from $283,000 for the three months ended March 31, 2022, due primarily to the $3.6 million in charge-offs related to the enterprise value loan portfolio.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

General. Net income for the quarter ended March 31, 2023 was $2.1 million compared to $5.5 million of net income for the quarter ended March 31, 2022, which represents a decrease of $3.4 million, or 61.9%. The decrease in net income was primarily driven by a decrease in net interest and dividend income and increases in noninterest and credit loss expense partially offset by a decrease in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $2.2 million, or 11.8%, to $20.6 million for the quarter ended March 31, 2023 from $18.5 million for the quarter ended March 31, 2022. This increase was primarily attributable to an increase in interest and fees on loans, which increased $1.8 million, or 9.9%, to $20.0 million for the quarter ended March 31, 2023 from $18.2 million for the quarter ended March 31, 2022. The increase in interest income on loans was primarily due to an increase in the average yield on loans of 79 basis points to 5.75% for the quarter ended March 31, 2023 from 4.96% for the quarter ended March 31, 2022, caused by rising interest rates and the origination of higher-yielding loans.

Interest Expense. Interest expense increased $4.3 million, or 816.4%, to $4.8 million for the quarter ended March 31, 2023 from $525,000 for the quarter ended March 31, 2022. The increase was primarily due to rising interest rates and a larger proportion of higher-cost certificates of deposit in the portfolio which resulted in an increase in the cost of interest-bearing deposits of 180 basis points to 2.03% for the quarter ended March 31, 2023 compared to 0.23% for the quarter ended March 31, 2022. The increase in interest expense was partially offset by a decrease in the average balance of interest-bearing deposits of $31.4 million, or 3.9%.

Net Interest and Dividend Income. Net interest and dividend income decreased by $2.1 million, or 11.8%, to $15.8 million for the quarter ended March 31, 2023 from $17.9 million for the quarter ended March 31, 2022. The decrease in net interest and dividend income was primarily the result of an increase in the average balance of interest-bearing liabilities of $43.0 million, or 5.3% and a decrease in the average balance of interest-earning assets of $178.6 million, or 10.9%, coupled with a decrease in net interest margin of four basis points to 4.32%.

Credit loss expense. Credit loss expense of $1.8 million was recognized for the quarter ended March 31, 2023 compared to $83,000 for the quarter ended March 31, 2022, which represents an increase of $1.7 million. The increased provision was primarily driven by the need to replenish the allowance due to net charge-offs which totaled $3.6 million for the quarter ended March 31, 2023. The increase in the expense caused by net charge-offs was offset by a credit loss benefit for unfunded commitments due to a decrease in the balance of unfunded commitments during the first quarter of 2023 primarily resulting from the closure of a $36.0 million digital asset line and the freeze of the availability on an outstanding $35.0 million digital asset line due to non-compliance.

Noninterest Income. Noninterest income increased $627,000, or 47.5%, to $1.9 million for the quarter ended March 31, 2023 compared to $1.3 million for the quarter ended March 31, 2022. The increase was primarily due to increases in customer service fees on deposit accounts and other income. Customer service fees on deposit accounts increased $398,000, or 68.5%, which was primarily attributable to implementation and activity fees charged to BaaS and digital asset customers as well as fees generated from cash vault services for our customers who operate Bitcoin ATMs. Other income increased $241,000 primarily due to gains on sales on other repossessed assets and a semi-annual commission related to a sold loan.

Noninterest Expense. Noninterest expense increased $1.8 million, or 15.8%, to $13.2 million for the quarter ended March 31, 2023 compared to $11.4 million for the quarter ended March 31, 2022. The increase in noninterest expense was primarily due to increases in salaries and employee benefits and professional fees. The increase of $1.4 million, or 18.8%, in salary and employee benefits was primarily due to an increase in staff to support the development and implementation of new technologies and products. Professional fees increased $675,000, or 92.7%, primarily due to increased legal fees and audit and compliance costs related to ongoing services pertaining to the events that led to the losses recorded during 2022.

Income Tax Benefit. We recorded income tax expense of $670,000 for the quarter ended March 31, 2023, reflecting an effective tax rate of 24.2%, compared to $2.2 million for the quarter ended March 31, 2022, reflecting an effective tax rate of 28.7%. The lower effective tax rate reflected lower pre-tax income and net tax credits from investments in qualified affordable housing projects.

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

	For the Three Months Ended
	March 31,			March 31,
	2023			2022
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (6)	Balance	Paid	Rate (6)
Assets:
Interest-earning assets:
Loans (1)(2)	$1,391,941	$20,006	5.75%	$1,469,268	$18,212	4.96%
Short-term investments	40,931	383	3.74%	136,954	59	0.17%
Debt securities available-for-sale	28,727	193	2.69%	35,820	175	1.95%
Federal Home Loan Bank stock	2,639	45	6.82%	785	4	2.04%
Total interest-earning assets	1,464,238	20,627	5.63%	1,642,827	18,450	4.49%
Non-interest earning assets	117,178			85,542
Total assets	$1,581,416			$1,728,369
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$142,457	$111	0.31%	$153,480	$40	0.10%
Money market accounts	313,077	1,913	2.44%	392,874	250	0.25%
NOW accounts	127,124	146	0.46%	192,564	83	0.17%
Certificates of deposit	185,470	1,731	3.73%	60,627	82	0.54%
Total interest-bearing deposits	768,128	3,901	2.03%	799,545	455	0.23%
Borrowings
Short-term borrowings	69,647	824	4.73%	—	—	—%
Long-term borrowings	18,307	86	1.88%	13,500	70	2.07%
Total borrowings	87,954	910	4.14%	13,500	70	2.07%
Total interest-bearing liabilities	856,082	4,811	2.25%	813,045	525	0.26%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	495,067			657,784
Other noninterest-bearing liabilities	20,469			21,064
Total liabilities	1,371,618			1,491,893
Total equity	209,798			236,476
Total liabilities and
equity	$1,581,416			$1,728,369
Net interest income		$15,816			$17,925
Interest rate spread (3)			3.38%			4.23%
Net interest-earning assets (4)	$608,156			$829,782
Net interest margin (5)			4.32%			4.36%
Average interest-earning assets to interest-bearing liabilities	171.04%			202.06%

(1)Interest earned/paid on loans includes mortgage warehouse loan origination fee income of $262,000 and $342,000 for the quarters ended March 31, 2023 and March 31, 2022, respectively.

(2)Includes loans held for sale at March 31, 2022.

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

	For the Three Months Ended March 31, 2023
	Compared to the Three Months Ended March 31, 2022
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$2,790	$(996)	$1,794
Short-term investments	393	(69)	324
Debt securities available-for-sale	57	(39)	18
Federal Home Loan Bank stock	20	21	41
Total interest-earning assets	3,260	(1,083)	2,177
Interest-bearing liabilities:
Savings accounts	74	(3)	71
Money market accounts	1,724	(61)	1,663
NOW accounts	99	(36)	63
Certificates of deposit	1,222	427	1,649
Total interest-bearing deposits	3,119	327	3,446
Borrowings
Short-term borrowings	—	824	824
Long-term borrowings	(7)	23	16
Total borrowings	(7)	847	840
Total interest-bearing liabilities	3,112	1,174	4,286
Change in net interest income	$148	$(2,257)	$(2,109)

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

The following table presents the estimated changes in net interest income of the Company that would result from changes in market interest rates over twelve-month periods beginning March 31, 2023.

	At
	March 31,
	2023
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
300	$58,628	4.10%
200	57,871	2.80%
100	57,105	1.40%
0	56,310	—
(100)	52,620	(6.60)%
(200)	48,697	(13.50)%
(300)	44,650	(20.70)%

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

The following table presents the estimated changes in EVE of the Company that would result from changes in market interest rates as of March 31, 2023.

	At
	March 31,
	2023
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
300	278,682	(0.60)%
200	278,090	(0.80)%
100	280,701	0.12%
0	280,370	—
(100)	270,120	(3.66)%
(200)	255,513	(8.87)%
(300)	228,226	(18.60)%

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, borrowings, loan repayments and maturities, and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and sales of securities are greatly influenced by general interest rates, economic conditions and competition.

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earnings deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2023, cash and cash equivalents totaled $244.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $28.7 million at March 31, 2023. Mortgage warehouse loans that have a short-term duration also provide additional sources of liquidity. The balance of mortgage warehouse loans that meets the definition of liquid assets totaled $115.5 million as of March 31, 2023.

At March 31, 2023, we had the ability to borrow $108.7 million from the Federal Home Loan Bank of Boston. On that date, we had $68.3 million in advances outstanding. At March 31, 2023, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $181.3 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At March 31, 2023 and December 31, 2022, we had $7.2 million and $6.1 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at March 31, 2023 and December 31, 2022, we had $246.4 million and $347.7 million in unadvanced funds to borrowers, respectively. We also had $1.6 million and $1.7 million in outstanding letters of credit at March 31, 2023 and December 31, 2022, respectively.

A significant decrease in deposits could result in the Company having to seek other sources of funds, including brokered certificates of deposit, deposits obtained from national exchanges, and Federal Home Loan Bank of Boston advances, and borrowings through the borrower-in-custody program with the Federal Reserve Bank of Boston. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay. We believe, however, based on past experience that a significant portion of our deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company maintains access to multiple sources of liquidity. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At March 31, 2023, BankProv exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 11 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Market Risk”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including (i) the Co-President and Co-Chief Executive Officer and (ii) the Co-President and Co-Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including (i) the Co-President and Co-Chief Executive Officer and (ii) the Co-President and Co-Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting as described in Management’s Report Regarding Internal

Control Over Financial Reporting in “Item 9A. Controls and Procedures” in its Annual Report on Form 10-K for the year ended December 31, 2022.

In addition, other than the measures described below taken in response to the material weakness, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

The Company has commenced the implementation of the remediation measures with respect to the material weakness outlined in its Annual Report on Form 10-K for the year ended December 31, 2022. As part of its remediation efforts, the Company has begun the planning process as well as obtaining board approval. Although Management feels the remediation plan is sufficiently designed to address the material weakness, it cannot determine when all of its remediation plans will be fully completed or provide assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. The material weakness will be considered fully remediated once the enhanced controls operate for a sufficient period of time and Management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts with respect to the material weakness as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Our financial condition, results of operation and stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions.

Recently, certain large financial institutions with extremely high concentrations of uninsured customer deposits were closed and resolved by state and federal regulatory authorities. These bank failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.  These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. Notwithstanding our full deposit insurance coverage and our efforts to otherwise effectively manage our liquidity, deposit portfolio retention and other related matters, our financial condition, results of operation and stock price may be adversely affected by future negative events within the banking sector and adverse customer or investor responses to such events.

Material adverse changes to our deposit portfolio could adversely affect our financial condition and results of operation, and result in regulatory limits being placed upon us.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as a part of our liquidity management, we maintain a number of secondary funding sources in addition to deposits and repayments and maturities of loans and investments. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

If we are ever required to rely more heavily on more expensive funding sources to support our liquidity requirements, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Any decline in our present primary or secondary funding sources could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our financial condition, results of operations, business strategy and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)On March 12, 2021, the Company announced that its Board of Directors had adopted a stock repurchase program under which it would repurchase up to 1,400,000 shares of its common stock, or approximately 7.5% of the then-current outstanding shares. The repurchase program has no expiration date. The Company did not repurchase common stock under the repurchase program during the first quarter of 2023. At March 31, 2023, the Company had 254,521 shares of its common stock available for purchase under this program.

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date: May 15, 2023	/s/ Joseph B. Reilly
Joseph B. Reilly
Co-President and Co-Chief Executive Officer

Date: May 15, 2023	/s/ Carol L. Houle
Carol L. Houle
Co-President and Co-Chief Executive Officer, and Chief Financial Officer