Form 10-Q
period 2023-06-30
Provident Bancorp, Inc. /MD/
filed 2023-08-10
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 17,685,720 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.Financial Information

Item 1.Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
	2023	2022
(Dollars in thousands)	(unaudited)
Assets
Cash and due from banks	$32,254	$42,923
Short-term investments	265,604	37,706
Cash and cash equivalents	297,858	80,629
Debt securities available-for-sale (at fair value)	27,656	28,600
Federal Home Loan Bank stock, at cost	3,309	4,266
Loans, net of allowance for credit losses of $23,981, and $28,069 as of
June 30, 2023 and December 31, 2022, respectively	1,333,564	1,416,047
Bank owned life insurance	44,153	43,615
Premises and equipment, net	13,400	13,580
Other repossessed assets	—	6,051
Accrued interest receivable	5,007	6,597
Right-of-use assets	3,861	3,942
Deferred tax asset, net	15,722	16,793
Other assets	17,057	16,261
Total assets	$1,761,587	$1,636,381

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$404,012	$520,226
Interest-bearing	1,044,074	759,356
Total deposits	1,448,086	1,279,582
Borrowings:
Short-term borrowings	70,000	108,500
Long-term borrowings	9,763	18,329
Total borrowings	79,763	126,829
Operating lease liabilities	4,227	4,282
Other liabilities	14,439	18,146
Total liabilities	1,546,515	1,428,839
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
17,684,720 and 17,669,698 shares issued and outstanding
at June 30, 2023 and December 31, 2022, respectively	177	177
Additional paid-in capital	123,444	122,847
Retained earnings	100,894	94,630
Accumulated other comprehensive loss	(1,891)	(2,200)
Unearned compensation - ESOP	(7,552)	(7,912)
Total shareholders' equity	215,072	207,542
Total liabilities and shareholders' equity	$1,761,587	$1,636,381

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$19,652	$18,558	$39,658	$36,770
Interest and dividends on debt securities available-for-sale	246	194	484	373
Interest on short-term investments	2,978	400	3,361	459
Total interest and dividend income	22,876	19,152	43,503	37,602
Interest expense:
Interest on deposits	7,670	476	11,571	931
Interest on short-term borrowings	230	—	1,054	—
Interest on long-term borrowings	74	71	160	141
Total interest expense	7,974	547	12,785	1,072
Net interest and dividend income	14,902	18,605	30,718	36,530
Credit loss (benefit) expense - loans	(740)	1,005	2,195	1,088
Credit loss (benefit) expense - off-balance sheet credit exposures	(327)	36	(1,483)	36
Total credit loss (benefit) expense	(1,067)	1,041	712	1,124
Net interest and dividend income after credit loss (benefit) expense	15,969	17,564	30,006	35,406
Noninterest income:
Customer service fees on deposit accounts	769	619	1,748	1,200
Service charges and fees - other	527	452	978	828
Bank owned life insurance income	272	258	538	514
Gain on loans sold, net	—	187	—	284
Other income	134	36	385	46
Total noninterest income	1,702	1,552	3,649	2,872
Noninterest expense:
Salaries and employee benefits	8,109	7,322	16,653	14,511
Occupancy expense	421	398	842	837
Equipment expense	151	143	295	281
Deposit insurance	368	154	646	305
Data processing	374	344	735	679
Marketing expense	161	70	244	197
Professional fees	919	709	2,322	1,437
Directors' compensation	164	267	364	521
Software depreciation and implementation	483	327	900	621
Insurance expense	450	448	902	895
Service fees	281	225	517	433
Write down of other assets and receivables	—	—	—	395
Other	870	900	1,542	1,606
Total noninterest expense	12,751	11,307	25,962	22,718
Income before income tax expense	4,920	7,809	7,693	15,560
Income tax expense	1,459	2,190	2,129	4,416
Net income	$3,461	$5,619	$5,564	$11,144
Earnings per share:
Basic	$0.21	$0.34	$0.34	$0.68
Diluted	0.21	$0.33	$0.34	$0.66
Weighted Average Shares:
Basic	16,568,664	16,460,248	16,549,751	16,488,941
Diluted	16,570,017	16,882,933	16,550,666	16,957,186

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In thousands)
Net income	$3,461	$5,619	$5,564	$11,144
Other comprehensive income:
Unrealized holding (losses) gains arising during the period on debt securities available-for-sale	(419)	(1,340)	400	(3,001)
Unrealized (loss) gain	(419)	(1,340)	400	(3,001)
Income tax effect	97	309	(91)	696
Total other comprehensive(loss) income	(322)	(1,031)	309	(2,305)
Comprehensive income	$3,139	$4,588	$5,873	$8,839

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended June 30, 2023 and 2022
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Income (Loss)	ESOP	Total
Balance, March 31, 2023	17,693,818	$177	$123,144	$97,432	$(1,569)	$(7,732)	$211,452
Net income	—	—	—	3,461	—	—	3,461
Dividends forfeited	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	(322)	—	(322)
Stock-based compensation expense, net of forfeitures	—	—	332	—	—	—	332
Restricted stock award grants, net of forfeitures	(6,126)	—	—	—	—	—	—
Shares surrendered related to tax withholdings on restricted stock awards	(2,972)	—	(21)	—	—	—	(21)
ESOP shares earned	—	—	(11)	—	—	180	169
Balance, June 30, 2023	17,684,720	$177	$123,444	$100,894	$(1,891)	$(7,552)	$215,072

Balance, March 31, 2022	17,796,542	$178	$122,504	$122,939	$(625)	$(8,451)	$236,545
Net income	—	—	—	5,619	—	—	5,619
Dividends declared ($0.04 per share)	—	—	—	(668)	—	—	(668)
Other comprehensive loss	—	—	—	—	(1,031)	—	(1,031)
Stock-based compensation expense, net of forfeitures	—	—	468	—	—	—	468
Restricted stock award grants, net of forfeitures	9,500	—	—	—	—	—	—
Repurchase of common stock	(85,205)	(1)	(1,336)	—	—	—	(1,337)
Shares surrendered related to tax withholdings on restricted stock awards	(2,315)	—	(36)	—	—	—	(36)
ESOP shares earned	—	—	170	—	—	179	349
Balance, June 30, 2022	17,718,522	$177	$121,770	$127,890	$(1,656)	$(8,272)	$239,909

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	For the six months ended June 30, 2023 and 2022
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, December 31, 2022	17,669,698	$177	$122,847	$94,630	$(2,200)	$(7,912)	$207,542
Cumulative effect of change in accounting principle (Note 4)	—	—	—	696	—	—	696
Balance at January 1, 2023 (as adjusted for change in accounting principal)	17,669,698	177	122,847	95,326	(2,200)	(7,912)	208,238
Net income	—	—	—	5,564	—	—	5,564
Dividends forfeited	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	309	—	309
Stock-based compensation expense, net of forfeitures	—	—	651	—	—	—	651
Restricted stock award grants, net of forfeitures	10,421	—	—	—	—	—	—
Shares surrendered related to tax withholdings on restricted stock awards	(3,182)	—	(23)	—	—	—	(23)
Stock options exercised, net	7,783	—	(27)	—	—	—	(27)
ESOP shares earned	—	—	(4)	—	—	360	356
Balance, June 30, 2023	17,684,720	$177	$123,444	$100,894	$(1,891)	$(7,552)	$215,072

Balance, December 31, 2021	17,854,649	$179	$123,498	$118,087	$649	$(8,631)	$233,782
Net income	—	—	—	11,144	—	—	11,144
Dividends declared ($0.08 per share)	—	—	—	(1,341)	—	—	(1,341)
Other comprehensive loss	—	—	—	—	(2,305)	—	(2,305)
Stock-based compensation expense, net of forfeitures	—	—	913	—	—	—	913
Restricted stock award grants, net of forfeitures	29,920	—	—	—	—	—	—
Repurchase of common stock	(180,434)	(2)	(2,858)	—	—	—	(2,860)
Shares surrendered related to tax withholdings on restricted stock awards	(2,517)	—	(40)	—	—	—	(40)
Stock options exercised, net	16,904	—	(116)	—	—	—	(116)
ESOP shares earned	—	—	373	—	—	359	732
Balance, June 30, 2022	17,718,522	$177	$121,770	$127,890	$(1,656)	$(8,272)	$239,909

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$5,564	$11,144
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	79	102
ESOP expense	356	732
Change in deferred loan fees, net	(990)	(884)
Provision for credit losses	712	1,124
Depreciation and amortization	541	542
Decrease (increase) in accrued interest receivable	1,590	(62)
Deferred tax expense	731	1,247
Share-based compensation expense	651	913
Bank-owned life insurance income	(538)	(514)
Principal repayments of operating lease obligations	(55)	(52)
Gain on loans sold, net	—	(284)
Gain on sale of other repossessed assets	(166)	—
Write down of other repossessed assets	21	—
Net increase in other assets	(796)	(2,591)
Net decrease in other liabilities	(3,867)	(5,345)
Net cash provided by operating activities	3,833	6,072

Cash flows from investing activities:
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	1,265	2,565
Redemption (purchase) of Federal Home Loan Bank stock	957	(2,958)
Loan principal collections net of originations	83,866	(75,927)
Proceeds from loan sales	—	15,851
Proceeds from other repossessed asset sales	6,196	—
Proceeds from principal repayments on loans held for sale	—	2,560
Additions to premises and equipment	(280)	(94)
Net cash used in (provided by) investing activities	92,004	(58,003)

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing accounts	(116,214)	48,824
Net increase (decrease) in interest-bearing accounts	284,718	(68,847)
Net cash dividends forfeited (paid) on common stock	4	(1,341)
Payments from exercise of stock options, net	(27)	(116)
Net change in short-term borrowings	(38,500)	78,000
Repayments of Federal Home Loan Bank long-term advances	(8,566)	—
Shares surrendered related to tax withholdings on restricted stock awards	(23)	(40)
Repurchase of common stock	—	(2,860)
Net cash provided by financing activities	121,392	53,620
Net increase in cash and cash equivalents	217,229	1,689
Cash and cash equivalents at beginning of period	80,629	153,115
Cash and cash equivalents at end of period	$297,858	$154,804

Supplemental disclosures:
Interest paid	$11,589	$931
Income taxes paid	136	3,029
Reclassification of loans held for sale to loans held for investment	—	9,599

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2022 have been reclassified to be consistent with the 2023 consolidated financial statement presentation, which had no effect on the net income reported in the consolidated statements of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

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

(3)    Risks and Uncertainties

Digital Asset Lending

The Company’s digital asset loan segment includes loans to digital asset customers, which can be secured by a security interest in the digital assets, cash, a security in the purchased mining equipment or a combination of these. As of June 30, 2023, we had a total of $16.8 million in outstanding loans, all to one digital asset customer, and all of which was on non-accrual and was individually analyzed for reserves, which totaled $7.2 million. The $16.8 million loan relationship was modified to provide a term extension during the quarter ended June 30, 2023, and is currently performing in accordance with the modified terms.

The estimates and assumptions that went into the valuation of the collateral on individually analyzed loans secured by cryptocurrency mining rigs were based on market data as of June 30, 2023. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The Bitcoin markets as well as the markets for cryptocurrency mining rigs are highly volatile and speculative and subject to a variety of risks, including market and liquidity risks. Changes in market driven factors, among others, could have a material impact on the values reported at June 30, 2023.

In the event of further deterioration in the value of the collateral of individually analyzed loans to digital asset customers the Company could recognize additional increases in credit loss expense and the allowance for credit losses. In addition, the Company may also see increases in loan workout expenses related to the portfolio of loans to digital asset customers.

Current Banking Environment

Industry events have led to a greater focus by institutions, investors and regulators on liquidity positions of and funding sources for financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management.

The Company believes it is well insulated from the fallout resulting from the market turmoil due to the following considerations:

•The Bank’s deposit and loan portfolios were and continue to be well-diversified;

•As of June 30, 2023, the Federal Deposit Insurance Fund (“FDIC”) insured 52.6% of our customers’ deposits and the remaining 47.4% were insured through the Depositors Insurance Fund (“DIF”);

•We have access to multiple funding sources and sufficient capacity to borrow, if needed, as of June 30, 2023 between the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston’s borrower-in-custody program, we had the ability to borrow an additional $239.2 million;

•Our securities portfolio represented only 1.6% of total assets, as of June 30, 2023 and the accumulated other comprehensive loss on the portfolio was $1.9 million, or 0.9% of shareholders’ equity as of that date. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Based on our ability to borrow, cash position and low deposit outflows there is no expected reliance on security sales to meet operational needs.

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

ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company selected the Secured Overnight Financing Rate (“SOFR”) as its primary alternative to LIBOR and used alternative reference rates, based on the individual needs of its customers and the type of credit being extended, when necessary. Legacy LIBOR-based loans transitioned to an alternative reference rate on or before June 30, 2023. The adoption of ASU 2020-04 did not result in a material impact the Company’s Consolidated Financial Statements.

(5)    Debt Securities

Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are valued at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

The following table summarizes the amortized cost, allowance for credit losses, and fair value of debt securities available-for-sale at June 30, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized	Gross	Gross	Allowance
	Cost	Unrealized	Unrealized	for Credit	Fair
(In thousands)	Basis	Gains	Losses	Losses	Value
June 30, 2023
State and municipal securities	$11,840	$2	$646	$—	$11,196
Asset-backed securities	6,945	—	825	—	6,120
Government mortgage-backed securities	11,328	—	988	—	10,340
Total debt securities available-for-sale	$30,113	$2	$2,459	$—	$27,656

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

There were no realized gains or losses on sales and calls of securities during the six months ended June 30, 2023 or June 30, 2022.

Securities with carrying amounts of $8.9 million and $9.8 million were pledged to secure available borrowings with the Federal Home Loan Bank at June 30, 2023 and December 31, 2022, respectively.

The scheduled maturities of debt securities at June 30, 2023 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$863	$844
Due after five years through ten years	1,468	1,464
Due after ten years	9,509	8,888
Government mortgage-backed securities	11,328	10,340
Asset-backed securities	6,945	6,120
	$30,113	$27,656

A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. There were no debt securities on non-accrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the six months ended June 30, 2023 or June 30, 2022.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at June 30, 2023 and December 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2023
Temporarily impaired securities:
State and municipal securities	$1,978	$14	$7,785	$632	$9,763	$646
Asset-backed securities	—	—	6,120	825	6,120	825
Government mortgage-backed securities	—	—	10,340	988	10,340	988
Total temporarily impaired debt securities	$1,978	$14	$24,245	$2,445	$26,223	$2,459

December 31, 2022
Temporarily impaired securities:
State and municipal	$8,174	$183	$2,297	$642	$10,471	$825
Asset-backed securities	2,322	182	3,951	741	6,273	923
Government mortgage-backed securities	7,428	474	3,827	637	11,255	1,111
Total temporarily impaired debt securities	$17,924	$839	$10,075	$2,020	$27,999	$2,859

The Company expects to recover its amortized cost basis on all debt securities. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell these securities in an unrealized loss position as of June 30, 2023, prior to this recovery.

The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position were not other-than-temporarily impaired at June 30, 2023:

State and municipal securities: At June 30, 2023, 15 of the 19 securities in the Company’s portfolio of state and municipal securities were in unrealized loss positions. Aggregate unrealized losses represented 5.5% of the amortized cost of state and municipal securities. The Company continually monitors the state and municipal securities sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the securities in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying downgrades during the quarter. All securities are performing.

Asset-backed securities: At June 30, 2023, all four of the securities in the Company’s portfolio of asset-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 11.9% of the amortized cost of asset-backed securities. The U.S. Small Business Administration (“SBA”) guarantees the contractual cash flows of all of the Company’s asset-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Government mortgage-backed securities: At June 30, 2023, all 33 of the securities in the Company’s portfolio of government mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 8.7% of the amortized cost of government mortgage-backed securities. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Allowance for Credit Losses – Available-For-Sale Securities:

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses charged to earnings. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $176,000 at June 30, 2023 and is excluded from the estimate of credit losses.

(6)    Loans and Allowance for Credit Losses for Loans

Loans:

A summary of loans is as follows:

	At	At
	June 30,	December 31,
	2023	2022
(In thousands)	Amount	Amount
Commercial real estate	$438,029	$453,592
Commercial	187,965	216,931
Enterprise value	436,574	438,745
Digital asset (1)	16,768	40,781
Residential real estate	7,490	8,165
Construction and land development	96,757	72,267
Consumer	207	391
Mortgage warehouse	173,755	213,244
	1,357,545	1,444,116
Allowance for credit losses - loans	(23,981)	(28,069)
Net loans	$1,333,564	$1,416,047

(1)Includes $16.8 million and $26.5 million in loans secured by cryptocurrency mining rigs at June 30, 2023 and December 31, 2022, respectively.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses for loans. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Accrued interest receivable totaled $4.8 million and $6.4 million at June 30, 2023 and December 31, 2022, respectively, and was reported as accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using either the level-yield or straight-line method without anticipating prepayments.

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

The following table presents the activity in the allowance for credit losses for loans by portfolio segment for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Enterprise value	Digital asset	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
Balance at March 31, 2023	$4,249	$2,615	$10,161	$7,219	$57	$470	$3	$38	$24,812
Charge-offs	—	(126)	—	—	—	—	(13)	—	(139)
Recoveries	—	—	45	—	—	—	3	—	48
Provision (credit)	(180)	(112)	(512)	—	(2)	51	9	6	(740)
Balance at June 30, 2023	$4,069	$2,377	$9,694	$7,219	$55	$521	$2	$44	$23,981

Balance at March 31, 2022	$4,935	$5,380	$6,076	$1,868	$14	$565	$123	$335	$19,296
Charge-offs	—	(1,338)	—	—	—	—	(7)	—	(1,345)
Recoveries	—	5	—	—	—	—	11	—	16
Provision (credit)	(133)	189	407	502	—	173	(38)	(95)	1,005
Balance at June 30, 2022	$4,802	$4,236	$6,483	$2,370	$14	$738	$89	$240	$18,972

	For the six months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Enterprise value	Digital asset	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
Balance at December 31, 2022	$5,062	$3,582	$7,712	$10,493	$43	$909	$55	$213	$28,069
Impact of adopting ASC 326	(745)	(711)	(270)	(157)	18	(513)	(51)	(159)	(2,588)
Charge-offs	—	(167)	(3,560)	—	—	—	(29)	—	(3,756)
Recoveries	—	10	45	—	—	—	6	—	61
Provision (credit)	(248)	(337)	5,767	(3,117)	(6)	125	21	(10)	2,195
Balance at June 30, 2023	$4,069	$2,377	$9,694	$7,219	$55	$521	$2	$44	$23,981

Balance at December 31, 2021	$4,889	$5,371	$6,158	$2,012	$38	$479	$168	$381	$19,496
Charge-offs	—	(1,338)	(351)	—	—	—	(35)	—	(1,724)
Recoveries	—	6	87	—	—	—	19	—	112
Provision (credit)	(87)	197	589	358	(24)	259	(63)	(141)	1,088
Balance at June 30, 2022	$4,802	$4,236	$6,483	$2,370	$14	$738	$89	$240	$18,972

The following table presents loan delinquencies by portfolio segment at June 30, 2023 and December 31, 2022:

			90 Days	Total
	30 - 59	60 - 89	or More	Past	Total	Total
(In thousands)	Days	Days	Past Due	Due	Current	Loans
June 30, 2023
Commercial real estate	$—	$—	$1	$1	$438,028	$438,029
Commercial	—	—	32	32	187,933	187,965
Enterprise value	—	—	92	92	436,482	436,574
Digital asset	—	—	—	—	16,768	16,768
Residential real estate	117	2	213	332	7,158	7,490
Construction and
land development	—	—	—	—	96,757	96,757
Consumer	—	1	—	1	206	207
Mortgage warehouse	—	—	—	—	173,755	173,755
Total	$117	$3	$338	$458	$1,357,087	$1,357,545

December 31, 2022
Commercial real estate	$240	$—	$1	$241	$453,351	$453,592
Commercial	—	—	41	41	216,890	216,931
Enterprise value	—	—	92	92	438,653	438,745
Digital asset	—	—	—	—	40,781	40,781
Residential real estate	—	—	73	73	8,092	8,165
Construction and
land development	—	—	—	—	72,267	72,267
Consumer	—	9	—	9	382	391
Mortgage warehouse	—	—	—	—	213,244	213,244
Total	$240	$9	$207	$456	$1,443,660	$1,444,116

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days but still accruing as of June 30, 2023 and December 31, 2022:

	Non-accrual		90 Days
	With No		or More
	Allowance	Non-accrual	Past Due
(In thousands)	for Credit Loss	Loans	and Accruing
June 30, 2023
Commercial real estate	$160	$160	$—
Commercial	70	70	—
Enterprise value	92	4,310	—
Digital asset	—	16,768	—
Residential real estate	—	361	—
Construction and
land development	—	—	—
Consumer	—	—	—
Mortgage warehouse	—	—	—
Total	$322	$21,669	$—

December 31, 2022
Commercial real estate	$56	$56	$—
Commercial	101	101	—
Enterprise value	92	92	—
Digital asset	—	26,488	—
Residential real estate	(70)	227	—
Construction and
land development	—	—	—
Consumer	—	—	—
Mortgage warehouse	—	—	—
Total	$179	$26,964	$—

The Company did not recognize interest income on non-accrual loans during the six months ended June 30, 2023.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2023:

	Commercial		Cryptocurrency
	Real	Business	Mining Rigs
(In thousands)	Estate	Assets	and Other (1)	Cash
Commercial real estate	$19,849	$—	$—	$—
Commercial	37	1	—	—
Enterprise value	—	4,218	—	92
Digital asset	—	—	16,768	—
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$19,886	$4,219	$16,768	$92

(1)Other collateral includes the USD value of Bitcoin held in control accounts as well as cash accounts held at the Bank.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing the following modifications: principal forgiveness, other-than-insignificant payment delays, term extensions, interest rate reductions, or a combination of modifications. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses on loans.

In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The following table presents the amortized cost basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the six months ended June 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

(Dollars in thousands)	Principal Forgiveness	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Term Extension and Interest Rate Reduction	Total Class of Financing Receivable $	Total Class of Financing Receivable %
June 30, 2023
Commercial	$—	$—	$—	$—	$21	$21	0.01%
Enterprise value	—	21,023	—	—	—	21,023	4.82
Digital asset	—	—	16,580	—	—	16,580	98.88
Total	$—	$21,023	$16,580	$—	$21	$37,624	2.77%

The Company has committed to lend an additional $50,000 based on fund availability through an existing line of credit to a borrower experiencing financial difficulty whose loans had been modified during the six months ended June 30, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2023:

	Weighted-Average Payment Delay	Weighted-Average Term Extension	Weighted-Average Term Extension and Interest Rate Reduction
	Months	Months	Months	Percentage
June 30, 2023
Commercial	—	—	4	3.25%
Enterprise value	5	—	—	—%
Digital asset	—	3	—	—%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of June 30, 2023, there were no past due balances or subsequent defaults related to loans modified during the six months ended June 30, 2023.

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

There were no new TDRs entered into during the six months ended June 30, 2022. The total recorded investment in TDRs was $20.6 million at June 30, 2022 and as of that date there were no material commitments to lend additional funds to borrowers whose loans had been restructured.

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

Consumer loans are not formally rated.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial Real Estate
Pass	$18,014	$54,463	$73,090	$31,353	$62,710	$138,942	$19,420	$—	$397,992
Special mention	—	—	—	—	3,133	9,764	—	—	12,897
Substandard	—	—	—	1,048	4,518	21,573	—	—	27,139
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	1	—	—	—	—	—	1
Total commercial real estate	18,014	54,463	73,091	32,401	70,361	170,279	19,420	—	438,029
Commercial real estate
Current period gross write offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	3,173	12,389	54,060	15,151	17,563	29,048	42,689	—	174,073
Special mention	—	—	—	—	11	9,955	1,295	—	11,261
Substandard	—	—	205	—	1,959	239	225	—	2,628
Doubtful	—	—	—	—	1	—	—	—	1
Loss	—	—	—	—	—	2	—	—	2
Total commercial	3,173	12,389	54,265	15,151	19,534	39,244	44,209	—	187,965
Commercial
Current period gross write offs	—	—	—	—	101	66	—	—	167

Enterprise Value
Pass	35,659	118,822	132,858	54,563	29,175	7,716	15,886	—	394,679
Special mention	—	12,658	6,473	4,827	2,763	1,662	9,201	—	37,584
Substandard	—	—	—	—	—	3,438	780	—	4,218
Doubtful	—	—	—	—	—	92	—	—	92
Loss	—	—	—	2	1	(2)	—	—	1
Total enterprise value	35,659	131,480	139,331	59,392	31,939	12,906	25,867	—	436,574
Enterprise value
Current period gross write offs	—	3,560	—	—	—	—	—	—	3,560
Digital Asset
Pass	—	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	16,580	188	—	—	—	—	—	16,768
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total digital asset	—	16,580	188	—	—	—	—	—	16,768
Digital asset
Current period gross write offs	—	—	—	—	—	—	—	—	—
Residential Real Estate
Pass	—	—	—	—	193	3,868	2,716	347	7,124
Substandard	—	—	—	5	—	291	70	—	366
Total residential real estate	—	—	—	5	193	4,159	2,786	347	7,490
Residential real estate
Current period gross write offs	—	—	—	—	—	—	—	—	—
Construction and Land Development
Pass	12	44,761	49,394	—	—	1,539	1,051	—	96,757
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	12	44,761	49,394	—	—	1,539	1,051	—	96,757
Construction and land development
Current period gross write offs	—	—	—	—	—	—	—	—	—
Consumer
Not formally rated	—	—	—	—	119	—	88	—	207
Total consumer	—	—	—	—	119	—	88	—	207
Consumer
Current period gross write offs	—	—	—	—	12	17	—	—	29
Mortgage Warehouse
Pass	—	—	—	—	—	—	173,755	—	173,755
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	—	—	—	—	—	—	173,755	—	173,755

Mortgage warehouse
Current period gross write offs	—	—	—	—	—	—	—	—	—

The following table presents the Company’s loans by risk rating and portfolio segment at December 31, 2022:

(In thousands)	Commercial Real Estate	Commercial	Enterprise Value	Digital Asset	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
December 31, 2022
Grade:
Pass	$399,455	$202,895	$408,616	$4,724	$7,938	$72,267	$—	$213,244	$1,309,139
Special mention	26,995	11,015	20,091	9,569	—	—	—	—	67,670
Substandard	27,141	2,854	9,946	26,488	227	—	—	—	66,656
Doubtful	—	165	92	—	—	—	—	—	257
Loss	1	2	—	—	—	—	—	—	3
Not formally rated	—	—	—	—	—	—	391	—	391
Total	$453,592	$216,931	$438,745	$40,781	$8,165	$72,267	$391	$213,244	$1,444,116

(7)    Deposits

A summary of deposit balances, by type is as follows:

	At	At
	June 30,	December 31,
(In thousands)	2023	2022
Noninterest-bearing:
Demand (1)	$404,012	$520,226
Interest-bearing:
NOW	111,701	145,533
Regular savings	159,940	141,802
Money market deposits	530,964	318,417
Certificates of deposit:
Certificate accounts of $250,000 or more	20,869	11,449
Certificate accounts less than $250,000	220,600	142,155
Total interest-bearing (2)	1,044,074	759,356
Total deposits (3)	$1,448,086	$1,279,582

(1)Noninterest-bearing deposits included $37.8 million and $20.8 million in Banking as a Service (“BaaS”) and digital assets deposits, respectively, as of June 30, 2023. Noninterest-bearing deposits included $25.3 million and $55.2 million in BaaS and digital assets deposits, respectively, as of December 31, 2022.

(2)Interest-bearing deposits included $197.9 million and $4.4 million in BaaS and digital assets deposits, respectively, as of June 30, 2023. As of December 31, 2022, there were no interest-bearing BaaS deposits, and $22.2 million interest-bearing digital assets deposits.

(3)Of total deposits as of June 30, 2023 and December 31, 2022, the Federal Deposit Insurance Corporation (“FDIC”) insured approximately 53% and 55%, respectively, and the remaining 47% and 45%, respectively, were insured through the Depositors Insurance Fund (“DIF”). The DIF is a private, industry-sponsored insurance fund that insures all deposits above FDIC limits at member banks.

(8)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”). Maturities of advances from the FHLB as of June 30, 2023 are summarized as follows:

(In thousands)
Fiscal Year-End
2023	$70,066
2024	134
2025	5,136
2026	138
2027	139
Thereafter	4,150
Total	$79,763

Borrowings from the FHLB are secured by qualified collateral, consisting primarily of certain commercial real estate loans, qualified mortgage-backed government securities and certain loans with mortgages secured by one- to four-family properties. At June 30, 2023, borrowings from the FHLB consisted of short-term borrowings, with original maturities of less than one year, totaling $70.0 million and long-term borrowings, with original maturities more than one year, totaling $9.8 million. The interest rate on FHLB short-term borrowings was 5.27% at June 30, 2023. The interest rates on FHLB long-term advances ranged from 1.21% to 1.32%, with a weighted average interest rate of 1.28% at June 30, 2023.

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

Activity related to other repossessed assets, which consists of cryptocurrency mining rigs, was as follows:

(In thousands)	Amount
Net balance of other repossessed assets at December 31, 2022	$6,051
Direct write-downs	(21)
Sales of other repossessed assets	(6,030)
Net balance of other repossessed assets at June 30, 2023	$—

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Beginning balance	$—	$—	$597	$—
Reductions from sales of other repossessed assets	—	—	(597)	—
Ending balance	$—	$—	$—	$—

There were no other repossessed assets outstanding for the three months ended June 30, 2023 and June 30, 2022, and therefore there were no related gains or expenses recognized during those periods. For the six months ended June 30, 2023 the Company recognized $166,000 in net gain on sales of other repossessed assets and $115,000 in operating expenses. There were no other repossessed assets outstanding during the six months ended June 30, 2022 and therefore there were no related gains or expenses recognized during that period.

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

The following summarizes financial instruments measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2023
State and municipal securities	$11,196	$—	$11,196	$—
Asset-backed securities	6,120	—	6,120	—
Government mortgage-backed securities	10,340	—	10,340	—
Totals	$27,656	$—	$27,656	$—

December 31, 2022
State and municipal securities	$11,071	$—	$11,071	$—
Asset-backed securities	6,274	—	6,274	—
Government mortgage-backed securities	11,255	—	11,255	—
Totals	$28,600	$—	$28,600	$—

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

The following summarizes assets measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2023
Loans
Enterprise value	$1,835	$—	$—	$1,835
Digital asset	9,549	—	—	9,549
Totals	$11,384	$—	$—	$11,384

December 31, 2022
Loans
Commercial	$16,817	$—	$—	$16,817
Other repossessed assets	6,051	—	—	6,051
Totals	$22,868	$—	$—	$22,868

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2023
Loans
Enterprise value	$1,835	Business or collateral valuation	Comparable company or collateral evaluations	0% - 7%
Digital asset	9,549	Asset valuation	Comparable asset evaluations	0% - 1%

December 31, 2022
Loans
Commercial	$16,817	Business or collateral valuation	Comparable company or collateral evaluations	0% - 10%
Other repossessed assets	6,051	Asset valuation	Comparable asset evaluations	0% - 3%

At June 30, 2023, the contractual balance of loans measured at fair value on a nonrecurring basis was $6.2 million, net of reserves of $2.5 million and charge-offs of $1.7 million for the enterprise value segment, and $18.1 million, net of reserves of $7.2 million and interest paid to principal of $1.3 million for the digital asset segment. At December 31, 2022, the contractual balance of commercial loans measured at fair value on a nonrecurring basis was $28.7 million, net of reserves of $10.1 million and charge-offs of $1.8 million.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at June 30, 2023 and December 31, 2022:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2023
Financial assets:
Cash and cash equivalents	$297,858	$297,858	$—	$—	$297,858
Available-for-sale debt securities	27,656	—	27,656	—	27,656
Federal Home Loan Bank of Boston stock	3,309	N/A	N/A	N/A	N/A
Loans, net	1,333,564	—	—	1,232,255	1,232,255
Accrued interest receivable	5,007	—	5,007	—	5,007
Financial liabilities:
Deposits	1,448,086	—	1,448,873	—	1,448,873
Borrowings	79,763	—	79,513	—	79,513

December 31, 2022
Financial assets:
Cash and cash equivalents	$80,629	$80,629	$—	$—	$80,629
Available-for-sale debt securities	28,600	—	28,600	—	28,600
Federal Home Loan Bank of Boston stock	4,266	N/A	N/A	N/A	N/A
Loans, net	1,416,047	—	—	1,341,633	1,341,633
Accrued interest receivable	6,597	—	6,597	—	6,597
Other repossessed assets	6,051	—	—	6,051	6,051
Financial liabilities:
Deposits	1,279,582	—	1,279,665	—	1,279,665
Borrowings	126,829	—	124,590	—	124,590

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of June 30, 2023 and December 31, 2022, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At June 30, 2023, the Bank exceeded the regulatory requirement for the capital conservation buffer.

Federal banking agencies regulations establish a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for federal law. As of June 30, 2023, the Bank has not opted into the CBLR framework.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2023
Total Capital (to Risk Weighted Assets)	$207,287	13.32%	$124,452	>	8.0%	$155,565	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	187,781	12.07	93,339	>	6.0	124,452	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	187,781	12.07	70,004	>	4.5	101,117	>	6.5
Tier 1 Capital (to Average Assets)	187,781	10.95	68,622	>	4.0	85,777	>	5.0
December 31, 2022
Total Capital (to Risk Weighted Assets)	$204,354	12.62%	$129,492	>	8.0%	$161,865	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	184,025	11.37	97,119	>	6.0	129,492	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	184,025	11.37	72,839	>	4.5	105,212	>	6.5
Tier 1 Capital (to Average Assets)	184,025	11.17	65,916	>	4.0	82,395	>	5.0

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid by the Bank in a year, without prior approval of regulatory agencies, to the amount by which net income of the Bank for the year plus the retained net income of the previous two years exceeds any net loss reported in those respective periods. For the six months ended June 30, 2023, the Bank reported net income of $5.5 million. For the years ended December 31, 2022 and 2021, the Bank reported a net loss of $21.5 million and net income of $16.1 million, respectively.

No dividends were paid during the six months ended June 30, 2023.

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In March 2021, the Company announced its plan to repurchase 1,400,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. As of June 30, 2023, the Company had repurchased 1,145,479 shares of its outstanding common stock under this program, however, the Company did not repurchase any shares of its outstanding common stock under this program during the six months ended June 30, 2023.

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

Shares held by the ESOP include the following:

	June 30, 2023	December 31, 2022
Allocated	551,530	461,772
Committed to be released	44,879	89,758
Unallocated	942,459	987,338
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $7.8 million at June 30, 2023.

Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2023 and 2022 was $169,000 and $349,000, respectively. Total compensation expense recognized for the six months ended June 30, 2023 and 2022 was $356,000 and $732,000, respectively.

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

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share	June 30,	June 30,	June 30,	June 30,
dollar amounts)	2023	2022	2023	2022
Net Income attributable to common shareholders	$3,461	$5,619	$5,564	$11,144

Average number of common shares issued	17,688,826	17,765,817	17,687,448	17,810,916
Less:
average unallocated ESOP shares	(949,941)	(1,039,698)	(961,098)	(1,050,855)
average unvested restricted stock	(170,221)	(265,871)	(176,599)	(271,120)
Average number of common shares outstanding
to calculate basic earnings per common share	16,568,664	16,460,248	16,549,751	16,488,941

Effect of dilutive unvested restricted stock and stock option awards	1,353	422,685	915	468,245
Average number of common shares outstanding
to calculate diluted earnings per common share	16,570,017	16,882,933	16,550,666	16,957,186

Earnings per common share:
Basic	$0.21	$0.34	$0.34	$0.68
Diluted	$0.21	$0.33	$0.34	$0.66

Stock options for 1,235,342 and 198,627 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2023 and 2022, respectively, because they were anti-dilutive, meaning the exercise price for such options were higher than the average price for the Company for such period. For the six months ended June 30, 2023 and 2022, 1,360,013, and 185,022 shares, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

2023
Vesting period (years)	5
Expiration date (years)	10
Expected volatility	36.56%
Expected life (years)	7.5
Expected dividend yield	1.67%
Risk free interest rate	3.45%
Fair value per option	$3.58

A summary of the status of the Company’s stock option grants for the three months ended June 30, 2023 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,467,876	$11.00
Granted	158,100	9.55
Forfeited	(47,700)	14.56
Expired	(150,448)	11.67
Exercised	(225,565)	8.61
Outstanding at June 30, 2023	1,202,263	$10.37	6.55	$—
Outstanding and expected to vest at June 30, 2023	1,202,263	$10.37	6.55	$—
Vested and Exercisable at June 30, 2023	637,027	$11.03	5.02	$—
Unrecognized compensation cost	$1,977,000
Weighted average remaining recognition period (years)	3.33

For the three months ended June 30, 2023 and 2022, expense for the stock options was $164,000 and $218,000, respectively. For the six months ended June 30, 2023 and 2022, total expense for the stock options was $320,000 and $426,000, respectively. No stock options were exercised during the three months ended June 30, 2023 or 2022. The intrinsic value of options exercised was $97,000 and $425,000 for the six months ended June 30, 2023 and 2022, respectively. The tax benefit from option exercises was $27,000 and $101,000 for the six months ended June 30, 2023 and 2022, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plans for the three months ended June 30, 2023:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2022	192,748	$13.16
Granted	29,515	9.55
Forfeited	(19,094)	14.56
Vested	(15,594)	15.59
Unvested restricted stock awards at June 30, 2023	187,575	$12.25
Unrecognized compensation cost	$1,956,000
Weighted average remaining recognition period (years)	3.15

For the three months ended June 30, 2023 and 2022, expense for the restricted stock awards was $168,000 and $250,000, respectively. For the six months ended June 30, 2023 and 2022, total expense for the restricted stock awards was $331,000 and $487,000, respectively. The tax benefit from restricted awards was $50,000 and $69,000 for the three months ended June 30, 2023 and 2022, respectively. The tax benefit from restricted awards was $101,000 and $135,000 for the six months ended June 30, 2023 and 2022, respectively. The total fair value of shares vested during the three months ended June 30, 2023 and 2022 was $77,000 and $168,000, respectively. The total fair value of shares vested during the six months ended June 30, 2023 and 2022 was $121,000 and $183,000, respectively.

(15)    Leases

The Company recognized right-of-use assets (“ROU”) totaling $3.9 million at June 30, 2023 and December 31, 2022, and operating lease liabilities totaling $4.2 million and $4.3 million at June 30, 2023 and December 31, 2022, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and are not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for the leases on a straight-line basis over the lease term. For the six months ended June 30, 2023 and 2022, rent expense for the operating leases totaled $157,000.

The following table presents information regarding the Company’s operating leases:

	June 30,	December 31,
	2023	2022
Weighted-average discount rate	3.61%	3.59%
Range of lease expiration dates	1 - 12 years	1 - 13 years
Range of lease renewal options	0 - 20 years	5 - 20 years
Weighted-average remaining lease term	26.1 years	26.4 years

The following table presents the undiscounted annual lease payments under the terms of the Company’s operating leases at June 30, 2023 and December 31, 2022, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

	June 30,	December 31,
Fiscal Year-End	2023	2022
(In thousands)
2023	$132	$264
2024	270	270
2025	280	280
2026	291	291
2027	294	293
Thereafter	5,740	5,740
Total lease payments	7,007	7,138
Less imputed interest	(2,780)	(2,856)
Total lease liabilities	$4,227	$4,282

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

(17)    Qualified Affordable Housing Project Investments

The Bank invests in qualified affordable housing projects. At June 30, 2023 and December 31, 2022, the balance of the investment for qualified affordable housing projects was $6.5 million and $7.3 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. Under the proportional amortization method, the Company recognized amortization expense of $179,000 and tax credits of $219,000 for the three months ended June 30, 2023, respectively. The Company did not recognize any amortization expense or tax credits for the three months ended June 30, 2022. The Company recognized amortization expense of $1.4 million and tax credits of $1.7 million for the six months ended June 30, 2023, respectively. The Company did not recognize any amortization expense or tax credits for the six months ended June 30, 2022.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 is intended to assist in understanding our financial condition and results of operations. Operating results for the three- and six- month periods ended June 30, 2023 may not be indicative of results for all of 2023 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believes,” “will,” “intends,” “may,” “will be,” “would” or similar expressions. Readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place any undue reliance on any forward-looking statements (which reflect management’s analysis of factors only as of the date of which they are given). These factors include: general economic conditions; the impact of a pandemic on our operations and financial results and those of our customers; global and national war and terrorism; trends in interest rates; inflation; potential recessionary conditions; levels of unemployment; legislative, regulatory and accounting changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the FRB; deposit flows; our ability to access cost-effective funding; changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio; changes in consumer spending, borrowing and saving habits; a default by the U.S. government on its debt obligations; competition; real estate values in the market area; loan demand; the adequacy of our allowance for credit losses; changes in the quality of our loan and securities portfolios; the ability of our borrowers to repay their loans; an unexpected adverse financial, regulatory or bankruptcy event experienced by our cryptocurrency, digital asset or financial technology (“fintech”) customers; our ability to retain key employees; failures or breaches of our IT systems, including cyber attacks; the failure to maintain current technologies; and the ability of the Company or the Bank to effectively manage its growth and results of regulatory examinations, among other factors.

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

Balance Sheet Analysis

Recent Developments. Results for the quarter ended June 30, 2023 reflect the Bank’s restructured management team and revised focus on its business plan, operations and risk tolerance in light of the events and the losses that occurred in late 2022. Concerted efforts have been made to revise the Bank’s business practices and strategies so as to better monitor and manage the risk position, capital position, liquidity, growth of the Bank’s BaaS operations and overall asset growth. In this regard, the Bank has re-established internal metrics and limitations in these areas to better manage and monitor the Bank’s overall risk position, including generally managing overall asset growth to 5% per year, and adopting more comprehensive capital management policies and procedures.

Assets. Total assets were $1.76 billion at June 30, 2023, representing an increase of $125.2 million, or 7.7%, from $1.64 billion at December 31, 2022. The increase resulted primarily from an increase in cash and cash equivalents partially offset by decreases in net loans and other repossessed assets.

Cash and Cash Equivalents. Cash and cash equivalents increased $217.3 million, or 269.4%, to $297.9 million at June 30, 2023 from $80.6 million at December 31, 2022 due to increased deposit balances and a decrease in net loans. The Bank deems select specialty deposits that are expected to be short-term as volatile. The Bank held $171.3 million of these deposits as of June 30, 2023 as cash in short-term investments. No volatile deposits were held as of December 31, 2022.

Loans. At June 30, 2023, net loans were $1.33 billion, or 75.7% of total assets, compared to $1.42 billion, or 86.5% of total assets, at December 31, 2022. The decrease was primarily driven by decreases in mortgage warehouse loans of $39.5 million, or 18.5%, commercial loans of $29.0 million, or 13.4%, and digital asset loans of $24.0 million, or 58.9%. The decrease in our mortgage warehouse loan portfolio was primarily due to decreased usage of the mortgage warehouse lines. The decrease in our commercial loan portfolio was primarily related to payoffs in our traditional in-market loan portfolio. The Bank’s continued efforts to reduce its digital asset portfolio resulted in a decrease of $24.0 million, or 58.9%. The decrease in the digital asset loan portfolio was driven by paydowns on outstanding lines of credit as well as the payoff of a $4.8 million loan secured by cryptocurrency mining rigs during the first quarter of 2023 and the payoff of a $5.7 million line of credit during the second quarter of 2023. The decrease in net loans was partially offset by an increase in the construction and land development portfolio of $25.0 million, or 33.9%.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At		At
	June 30,		December 31,
	2023		2022
(In thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$438,029	32.26%	$453,592	31.41%
Commercial	187,965	13.85%	216,931	15.02%
Enterprise value	436,574	32.15%	438,745	30.38%
Digital asset (1)	16,768	1.24%	40,781	2.82%
Residential real estate	7,490	0.55%	8,165	0.57%
Construction and land development	96,757	7.13%	72,267	5.00%
Consumer	207	0.02%	391	0.03%
Mortgage warehouse	173,755	12.80%	213,244	14.77%
	1,357,545	100.00%	1,444,116	100.00%
Allowance for credit losses - loans	(23,981)		(28,069)
Net loans	$1,333,564		$1,416,047

(1)Includes $16.8 million and $26.5 million in loans secured by cryptocurrency mining rigs at June 30, 2023 and December 31, 2022, respectively. The remaining balances consist of digital asset lines of credit.

Other Repossessed Assets. Other repossessed assets decreased $6.1 million due to the sale of repossessed cryptocurrency mining rigs. There were no other repossessed assets at June 30, 2023.

Deposits. Total deposits increased $168.5 million, or 13.2%, to $1.44 billion at June 30, 2023 from $1.28 billion at December 31, 2022. This increase included an increase in interest-bearing deposits of $284.7 million, or 37.5%, offset by a decrease in noninterest-bearing deposits of $116.0 million, or 22.3%. The increase in interest-bearing deposits and the decrease in noninterest-bearing deposits is primarily driven by the rising rate environment and customers seeking returns on their deposits. To retain customers, the Bank has increased deposit rates on certain products and seen a shift between noninterest-bearing and interest-bearing deposit accounts as a result.

Interest-bearing deposits increased primarily due to an increase in money market deposits, which increased $212.5million, or 66.8%, an increase in certificates of deposit of $87.9 million, or 57.2%, and an increase in regular savings deposits of $181.1 million, or 12.8%. The increase in money market deposits was primarily driven by an increase in deposits from BaaS customers. The increase in certificates of deposit was primarily driven by increased utilization of brokered certificates of deposit, which increased $70.3 million, or 58.6%, and were $190.4 million at June 30, 2023, compared to $120.1 million at December 31, 2022. Regular savings deposits increased, primarily due to the Bank obtaining deposits on a national exchange.

Included in the increase in total deposits was an increase of $158.1 million in specialty deposits, which were $260.9 million as of June 30, 2023 compared to $102.8 million as of December 31, 2022. Specialty deposits span various product types, including demand, money market and savings deposits, and consist of deposits from BaaS and digital asset customers. BaaS deposits totaled $235.6 million as of June 30, 2023 which represents a $190.4 million increase from December 31, 2022. Of the balance as of June 30, 2023, the Bank has deemed $171.3 million as volatile, which the Bank defines as deposits that are expected to be short-term. These deposits are held as cash in short-term investments. BaaS deposits included $106.6 million as of June 30, 2023 related to BaaS customers whose business model focuses on digital assets, which represents an increase of $86.0 million from $20.6 million as of December 31, 2022. Non-BaaS digital asset deposits totaled $25.3 million as of June 30, 2023, which represented a $32.2 million decrease from $57.5 million as of December 31, 2022.

The following table is a summary of deposit balances by account type at the dates indicated:

	At	At
	June 30,	December 31,
(In thousands)	2023	2022
Noninterest-bearing:
Demand (1)	$404,012	$520,226
Interest-bearing:
NOW	111,701	145,533
Regular savings	159,940	141,802
Money market deposits	530,964	318,417
Certificates of deposit:
Certificate accounts of $250,000 or more	20,869	11,449
Certificate accounts less than $250,000	220,600	142,155
Total interest-bearing (2)	1,044,074	759,356
Total deposits (3)	$1,448,086	$1,279,582

(1)Noninterest-bearing deposits included $37.8 million and $20.8 million in Banking as a Service (“BaaS”) and digital assets deposits, respectively, as of June 30, 2023. Noninterest-bearing deposits included $25.3 million and $55.2 million in BaaS and digital assets deposits, respectively, as of December 31, 2022. Includes $25.3 million and $57.5 million in digital asset deposits at June 30, 2023 and December 31, 2022, respectively.

(2)Interest-bearing deposits included $197.9 million and $4.4 million in BaaS and digital assets deposits, respectively, as of June 30, 2023. As of December 31, 2022, there were no interest-bearing BaaS deposits, and $22.2 million interest-bearing digital assets deposits.

(3)Of total deposits as of June 30, 2023 and December 31, 2022, the Federal Deposit Insurance Corporation (“FDIC”) insured approximately 53% and 55%, respectively, and the remaining 47% and 45%, respectively, were insured through the Depositors Insurance Fund (“DIF”). The DIF is a private, industry-sponsored insurance fund that insures all deposits above FDIC limits at member banks.

Borrowings. Borrowings decreased $47.0 million, or 37.1%, to $79.8 million at June 30, 2023, from $126.8 million at December 31, 2022. The decrease was primarily driven by a decrease in overnight borrowings.

Shareholders’ Equity. As of June 30, 2023, shareholders’ equity was $215.1 million compared to $207.5 million at December 31, 2022, which represented an increase of $7.5 million, or 3.6%. The increase was primarily due to net income of $5.6 million. Also contributing to the increase was a one-time, cumulative-effect adjustment for the adoption of CECL which increased retained earnings by $696,000. Shareholders’ equity also increased due to stock-based compensation expense of $651,000, employee stock ownership plan shares earned of $356,000, and other comprehensive income of $309,000.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated:

	At	At
	June 30,	December 31,
(Dollars in thousands)	2023	2022
Non-accrual loans:
Commercial real estate	$160	$56
Commercial	70	101
Enterprise value	4,310	92
Digital asset	16,768	26,488
Residential real estate	361	227
Construction and land development	—	—
Consumer	—	—
Mortgage warehouse	—	—
Total non-accrual loans	21,669	26,964
Accruing loans past due 90 days or more	—	—
Other repossessed assets	—	6,051
Total non-performing assets	$21,669	$33,015

Total loans (1)	$1,357,545	$1,444,116
Total assets	$1,761,587	$1,636,381
Total non-performing loans to total loans (1)	1.60%	1.87%
Total non-performing assets to total assets	1.23%	2.02%

(1)Loans are presented at amortized cost.

The increase in the non-accrual enterprise value loan balances for the six-month period ended June 30, 2023 was primarily related to the downgrade of one $4.3 million enterprise value loan relationship during the quarter ended March 31, 2023. The decrease in the non-accrual digital asset balance at June 30, 2023, was primarily related to paydowns in our portfolio of loans secured by cryptocurrency mining rigs, as well as a payoff of a $4.8 million loan relationship.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated:

	Six Months Ended
	June 30,
(Dollars in thousands)	2023	2022
Allowance at beginning of period	$28,069	$19,496
Impact of adopting ASC 326	(2,588)	—
Credit loss expense - loans	2,195	1,088
Charge-offs:
Commercial real estate	—	—
Commercial	167	1,338
Enterprise value	3,560	351
Digital asset	—	—
Residential real estate	—	—
Construction and land development	—	—
Consumer	29	35
Mortgage warehouse	—	—
Total charge-offs	3,756	1,724

Recoveries:
Commercial real estate	—	—
Commercial	10	6
Enterprise value	45	87
Digital asset	—	—
Residential real estate	—	—
Construction and land development	—	—
Consumer	6	19
Mortgage warehouse	—	—
Total recoveries	61	112

Net charge-offs	3,695	1,612

Allowance at end of period	$23,981	$18,972

Non-performing loans at end of period	$21,669	$608
Total loans outstanding at end of period (1)	1,357,545	1,533,217
Average loans outstanding during the period (1)	1,369,172	1,467,122

Allowance to non-performing loans	110.67%	3,120.39%
Allowance to total loans outstanding at end of period	1.77%	1.24%
Net charge-offs to average loans outstanding during the period (annualized)	0.54%	0.22%

(1) Loans are presented at amortized cost.

A credit loss expense of $712,000 was recognized for the six months ended June 30, 2023, compared to a credit loss expense of $1.1 million for the six months ended June 30, 2022. The credit loss expense for the six months ended June 30, 2023 was primarily driven by the need to replenish the allowance due net charge-offs that occurred during the quarter ended March 31, 2023 in the enterprise value portfolio. The expense was partially offset by improvements in the near-term Gross Domestic Product (“GDP”) and unemployment rate forecasts, as well as a reduction of the loan balances in the commercial real estate, commercial, and enterprise value loan portfolios, which have a higher credit risk compared to the Bank’s other loan portfolios.

Net charge-offs increased $2.1 million, to $3.7 million for the six months ended June 30, 2023 from $1.6 million for the six months ended June 30, 2022, due primarily to the $3.6 million in charge-offs related to the enterprise value loan portfolio.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

General. Net income for the quarter ended June 30, 2023 was $3.5 million compared to $5.6 million for the quarter ended June 30, 2022, which represented a decrease of $2.1 million, or 38.4%. The decrease in net income was primarily driven by an increase in interest expense and noninterest expense, partially offset by an increase in interest and dividend income and a decrease in the credit loss expense.

Interest and Dividend Income. Interest and dividend income increased $3.7 million, or 19.4%, to $22.9 million for the quarter ended June 30, 2023 from $19.2 million for the quarter ended June 30, 2022 primarily due to rising interest rates. The rising interest rates resulted in interest earned on short-term investments of $3.0 million for the quarter ended June 30, 2023, compared to $400,000 for the quarter ended June 30, 2022 and interest earned on loans of $19.7 million for the quarter ended June 30, 2023, compared to $18.6 million for the quarter ended June 30, 2022. The increase was partially offset by the $118.3 million, or 8.1%, reduction in the average balance of loans to $1.35 billion for the quarter ended June 30, 2023 from $1.47 billion for the quarter ended June 30, 2022.

Interest Expense. Interest expense increased $7.4 million to $8.0 million for the quarter ended June 30, 2023 from $547,000 for the quarter ended June 30, 2022. The increase was primarily due to rising interest rates and a larger proportion of higher-cost certificates of deposit in the portfolio which resulted in an increase in the cost of interest-bearing deposits of 280 basis points to 3.04% for the quarter ended June 30, 2023 compared to 0.24% for the quarter ended June 30, 2022. The increase in interest expense was also driven by an increase in the average balance of interest-bearing deposits of $201.1 million, or 24.9%, to $1.01 billion for the quarter ended June 30, 2023, compared to $807.7 million for the quarter ended June 30, 2022.

Net Interest and Dividend Income. Net interest and dividend income decreased by $3.7 million, or 19.9%, to $14.9 million for the quarter ended June 30, 2023 from $18.6 million for the quarter ended June 30, 2022. The decrease in net interest and dividend income was primarily the result of an increase in the average balance of interest-bearing liabilities of $221.3 million, or 26.9% and a decrease in the average balance of interest-earning assets of $105.1 million, or 6.1%, coupled with a decrease in net interest margin of 64 basis points to 3.69%.

Credit loss benefit/expense. A credit loss benefit of $1.1 million was recognized for the quarter ended June 30, 2023, compared to a credit loss expense of $1.0 million for the quarter ended June 30, 2022. The credit loss benefit derived from loans is primarily due to improvements in the near-term GDP and unemployment rate forecasts. Reduced balances in the commercial real estate, commercial, and enterprise value loan portfolios, which have higher credit risks compared to the Bank’s other loan portfolios such as mortgage warehouse and construction and land development also contributed to the benefit. In addition, updated valuations increased collateral values for individually analyzed loans in the enterprise value portfolio, causing a decrease in the reserve for the quarter ended June 30, 2023. The credit loss benefit derived from off-balance sheet credit exposure is primarily due to the funding of construction and land development loans as well as the closure of unutilized lines of credit.

Noninterest Income. Noninterest income was $1.7 million for the quarter ended June 30, 2023, which represents an increase of $150,000, or 9.7%, compared to the quarter ended June 30, 2022. The increase was primarily due to increases in customer service fees on deposit accounts and other income, partially offset by a decrease in the gain on loans sold. Customer service fees on deposit accounts increased $150,000, or 24.2%, which was primarily attributable to implementation and activity fees charged to BaaS customers of $238,000 for the quarter ended June 30, 2023, compared to $46,000 for the quarter ended June 30, 2022. Other income increased $98,000, or 272.2%, primarily due to insurance proceeds from replacement of damaged equipment. Gain on loans sold decreased $187,000, or 100%, primarily due to the sale of residential mortgage loans in June 2022.

Noninterest Expense. Noninterest expense was $12.8 million for the quarter ended June 30, 2023, which represents an increase of $1.4 million, or 12.8%, compared to the quarter ended June 30, 2022. The increase in noninterest expense was primarily due to increases in salaries and employee benefits, deposit insurance expense, professional fees, and software depreciation and implementation expenses. The increase of $787,000, or 10.7%, in salary and employee benefits compared to the quarter ended June 30, 2022 was primarily due to an increase in staff to support strategic initiatives within our deposit products and services. Deposit insurance expense increased $214,000, or 139.0%, primarily due to an increase in the FDIC’s insurance assessment rate schedules. Professional fees increased $210,000, or 29.6%, primarily due to increased audit and compliance costs. Software depreciation and implementation expenses increased $156,000, or 47.7%, primarily due to software licenses needed for the increased number of staff.

Income Tax Benefit. We recorded income tax expense of $1.5 million for the quarter ended June 30, 2023, reflecting an effective tax rate of 29.7%, compared to $2.2 million for the quarter ended June 30, 2022, reflecting an effective tax rate of 28.0%.

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

	For the Three Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (6)	Balance	Paid	Rate (6)
Assets:
Interest-earning assets:
Loans (1)(2)	$1,346,654	$19,652	5.84%	$1,465,000	$18,558	5.07%
Short-term investments	236,367	2,978	5.04%	219,555	400	0.73%
Debt securities available-for-sale	28,278	197	2.79%	32,687	190	2.33%
Federal Home Loan Bank stock	2,254	49	8.70%	1,388	4	1.15%
Total interest-earning assets	1,613,553	22,876	5.67%	1,718,630	19,152	4.46%
Non-interest earning assets	99,685			88,932
Total assets	$1,713,238			$1,807,562
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$149,625	$408	1.09%	$152,932	$51	0.13%
Money market accounts	513,348	4,550	3.55%	331,998	211	0.25%
NOW accounts	115,869	202	0.70%	264,038	135	0.20%
Certificates of deposit	230,023	2,510	4.36%	58,781	79	0.54%
Total interest-bearing deposits	1,008,865	7,670	3.04%	807,749	476	0.24%
Borrowings
Short-term borrowings	18,352	230	5.01%	857	—	—%
Long-term borrowings	16,148	74	1.83%	13,500	71	2.10%
Total borrowings	34,500	304	3.52%	14,357	71	1.98%
Total interest-bearing liabilities	1,043,365	7,974	3.06%	822,106	547	0.27%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	437,167			726,623
Other noninterest-bearing liabilities	19,380			19,568
Total liabilities	1,499,912			1,568,297
Total equity	213,326			239,265
Total liabilities and
equity	$1,713,238			$1,807,562
Net interest income		$14,902			$18,605
Interest rate spread (3)			2.61%			4.19%
Net interest-earning assets (4)	$570,188			$896,524
Net interest margin (5)			3.69%			4.33%
Average interest-earning assets to interest-bearing liabilities	154.65%			209.05%

(1)Interest earned/paid on loans includes mortgage warehouse loan origination fee income of $213,000 and $239,000 for the quarters ended June 30, 2023 and June 30, 2022, respectively.

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

	For the Three Months Ended June 30, 2023
	Compared to the Three Months Ended June 30, 2022
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$2,672	$(1,578)	$1,094
Short-term investments	2,545	33	2,578
Debt securities available-for-sale	35	(28)	7
Federal Home Loan Bank stock	41	4	45
Total interest-earning assets	5,293	(1,569)	3,724
Interest-bearing liabilities:
Savings accounts	358	(1)	357
Money market accounts	4,163	176	4,339
NOW accounts	177	(110)	67
Certificates of deposit	1,725	706	2,431
Total interest-bearing deposits	6,423	771	7,194
Borrowings
Short-term borrowings	—	230	230
Long-term borrowings	(10)	13	3
Total borrowings	(10)	243	233
Total interest-bearing liabilities	6,413	1,014	7,427
Change in net interest income	$(1,120)	$(2,583)	$(3,703)

Results of Operations for the Six Months Ended June 30, 2023 and 2022

General. Net income for the six months ended June 30, 2023 was $5.6 million compared to $11.1 million for the six months ended June 30, 2022, which represented a decrease of $5.5 million, or 50.1%. The decrease in net income was primarily driven by an increase in interest expense and noninterest expense, partially offset by an increase in interest and dividend income.

Interest and Dividend Income. Interest and dividend income increased $5.9 million, or 15.7%, to $43.5 million for the six months ended June 30, 2023, from $37.6 million for the six months ended June 30, 2022. This increase was due to an increase in interest on short-term investments and an increase in interest income on loans. Interest on short-term investments increased $2.9 million to $3.4 million for the six months ended June 30, 2023, from $500,000 for the six months ended June 30, 2022. The increase in interest on short-term investments was due to an increase in the average yield to 4.83% from 0.51% for the six months ended June 30, 2023 and 2022, respectively. Interest and fees on loans increased $2.9 million to $39.7 million for the six months ended June 30, 2023, from $36.8 million for the six months ended June 30, 2022. Interest and fees on loans increased due to an increase in the average yield on loans to 5.79% for the six months ended June 30, 2023 from 5.01% for the six months ended June 30, 2022.

Interest Expense. Interest expense increased $11.7 million to $12.8 million for the six months ended June 30, 2023, from $1.1 million for the six months ended June 30, 2022. The increase was primarily due to rising interest rates and a larger proportion of higher-cost certificates of deposit in the portfolio which resulted in an increase in the cost of interest-bearing deposits of 237 basis points to 2.60% for the six months ended June 30, 2023, compared to 0.23% for the six months ended June 30, 2022. The increase in interest expense was also driven by an increase in the average balance of interest-bearing deposits of $85.5 million, or 10.6%, to $889.2 million for the six months ended June 30, 2023, compared to $803.7 million for the six ended June 30, 2022.

Net Interest and Dividend Income. Net interest and dividend income decreased by $5.8 million, or 15.9%, to $30.7 million for the six months ended June 30, 2023 from $36.5 million for the quarter ended June 30, 2022. The decrease in net interest and dividend income was primarily the result of an increase in the average balance of interest-bearing liabilities of $132.6 million, or 16.2% and a decrease in the average balance of interest-earning assets of $141.6 million, or 8.4%, coupled with a decrease in net interest margin of 36 basis points to 3.99%.

Credit loss expense. A credit loss expense of $712,000 was recognized for the six months ended June 30, 2023, compared to a credit loss expense of $1.1 million for the six months ended June 30, 2022, which represents a decrease of $412,000, or 36.7%. The credit loss expense derived from loans for the six months ended June 30, 2023 was driven by the need to replenish the allowance due to $3.6 million of net charge-offs that occurred during the quarter ended March 31, 2023 in the enterprise value portfolio. The expense was partially offset by improvements in the near-term GDP and unemployment rate forecasts, as well as a reduction of the loan balances in the commercial real estate, commercial, and enterprise value loan portfolios, which have a higher credit risk compared to the Bank’s other loan portfolios. Also, updated valuations during the quarter ended June 30, 2023 increased collateral values for individually analyzed loans in the enterprise value portfolio partially offset the credit loss expense for the six months ended June 30, 2023. The credit loss benefit derived from off-balance sheet credit exposure was due to a decrease in the balance of unfunded commitments during the first quarter of 2023 primarily resulting from the closure of two digital asset lines totaling $71.0 million. The $1.1 million provision for the six months ended June 30, 2022 was based on the incurred loss model, and was primarily the result of loan portfolio growth.

Noninterest Income. Noninterest income increased $777,000, or 27.1%, to $3.6 million for the six months ended June 30, 2023, from $2.9 million for the six months ended June 30, 2022. The increase was due to increases in customer service fees on deposit accounts and other income, partially offset by a decrease in gain on loans sold. Customer service fees increased $548,000 due to fees generated from cash vault services for our customers who operate Bitcoin ATMs and implementation and activity fees charges to BaaS customers. During the quarter ended June 30, 2023, management suspended Bitcoin ATM deposit services while they continue to evaluate the services offered. Implementation and activity fees charged to BaaS customers for the six months ended June 30, 2023 were $483,000, compared to $79,000 for the six months ended June 30, 2022. Other income increased $339,000 due to insurance proceeds from the replacement of damaged equipment. Gain on loans sold decreased $284,000 primarily due to the sale of residential mortgage loans in June 2022.

Noninterest Expense. Noninterest expense was $26.0 million for the six months ended June 30, 2023, which represents an increase of $3.3 million, or 14.3%, from 22.7 million for the six months ended June 30, 2022. The increase was due to salaries and employee benefits, professional fees, deposit insurance expense, software depreciation and implementation expense, partially offset by a decrease in write downs of other assets and receivables. Salaries and employee benefits increased $2.1 million, or 14.8%, primarily due to an increase in staff to support strategic initiatives within our deposit products and services. Professional fees increased $885,000, or 61.6%, due to increased legal, audit, and compliance costs which were elevated for the first quarter of 2023 due to services pertaining to the events that led to losses recorded during 2022. Deposit insurance increased $341,000, or 111.8%, primarily due to an increase in the FDIC’s insurance assessment rate schedules. Software depreciation and implementation expenses increased $279,000, or 44.9%, primarily due to software licenses needed for the increased staff. In 2022, there was a write down of an SBA receivable in the first quarter after the Company evaluated the collectability and determined that $395,000 was uncollectible.

Income Tax Benefit. We recorded income tax expense of $2.1 million for the six months ended June 30, 2023, reflecting an effective tax rate of 27.7%, compared to $4.4 million for the six months ended June 30, 2022, reflecting an effective tax rate of 28.4%.

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

	For the Six Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (6)	Balance	Paid	Rate (6)
Assets:
Interest-earning assets:
Loans (1)(2)	$1,369,172	$39,658	5.79%	$1,467,122	$36,770	5.01%
Short-term investments	139,189	3,361	4.83%	178,483	459	0.51%
Debt securities available-for-sale	28,501	389	2.73%	34,245	365	2.13%
Federal Home Loan Bank stock	2,445	95	7.77%	1,088	8	1.47%
Total interest-earning assets	1,539,307	43,503	5.65%	1,680,938	37,602	4.47%
Non-interest earning assets	108,385			87,247
Total assets	$1,647,692			$1,768,185
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$146,061	$519	0.71%	$153,205	$91	0.12%
Money market accounts	413,765	6,463	3.12%	362,268	460	0.25%
NOW accounts	121,466	348	0.57%	228,498	218	0.19%
Certificates of deposit	207,870	4,241	4.08%	59,699	162	0.54%
Total interest-bearing deposits	889,162	11,571	2.60%	803,670	931	0.23%
Borrowings
Short-term borrowings	43,857	1,054	4.81%	431	—	—%
Long-term borrowings	17,222	160	1.86%	13,500	141	2.09%
Total borrowings	61,079	1,214	3.98%	13,931	141	2.02%
Total interest-bearing liabilities	950,241	12,785	2.69%	817,601	1,072	0.26%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	465,958			692,394
Other noninterest-bearing liabilities	19,921			20,312
Total liabilities	1,436,120			1,530,307
Total equity	211,572			237,878
Total liabilities and
equity	$1,647,692			$1,768,185
Net interest income		$30,718			$36,530
Interest rate spread (3)			2.96%			4.21%
Net interest-earning assets (4)	$589,066			$863,337
Net interest margin (5)			3.99%			4.35%
Average interest-earning assets to
interest-bearing liabilities	161.99%			205.59%

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

	For the Six Months Ended June 30, 2023
	Compared to the Six Months Ended June 30, 2022
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$5,458	$(2,570)	$2,888
Short-term investments	3,025	(123)	2,902
Investment securities	92	(68)	24
Federal Home Loan Bank stock	67	20	87
Total interest-earning assets	8,642	(2,741)	5,901
Interest-bearing liabilities:
Savings accounts	432	(4)	428
Money Market accounts	5,928	75	6,003
NOW accounts	271	(141)	130
Certificates of deposit	2,954	1,125	4,079
Total interest-bearing deposits	9,585	1,055	10,640
Borrowings
Short-term borrowings	—	1,054	1,054
Long-term borrowings	(17)	36	19
Total borrowings	(17)	1,090	1,073
Total interest-bearing liabilities	9,568	2,145	11,713
Change in net interest income	$(926)	$(4,886)	$(5,812)

Management of Market Risk

Net Interest Income Simulation. We analyze our sensitivity to changes in interest rates through a net interest income simulation model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period in the current interest rate environment. We then calculate what the net interest income would be for the same period under the assumption that interest rates increase 100, 200, and 300 basis points from current market rates and under the assumption that interest rates decrease 100, 200 and 300 basis points from current market rates, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table presents the estimated changes in net interest income of the Company that would result from changes in market interest rates over twelve-month periods beginning June 30, 2023:

	At
	June 30,
	2023
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
300	$47,586	(1.60)%
200	47,885	(1.00)%
100	48,163	(0.40)%
0	48,376	—
(100)	48,274	(0.20)%
(200)	47,598	(1.60)%
(300)	46,357	(4.20)%

Economic Value of Equity Simulation. We also analyze the sensitivity of our financial condition to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, and 300 basis points from current market rates, and under the assumption that interest rates decrease 100, 200 and 300 basis points from current market rates.

The following table presents the estimated changes in EVE of the Company that would result from changes in market interest rates as of June 30, 2023:

	At
	June 30,
	2023
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
300	$237,226	(6.98)%
200	241,743	(5.21)%
100	249,129	(2.31)%
0	255,022	—
(100)	256,541	0.60%
(200)	253,447	(0.62)%
(300)	241,344	(5.36)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2023, cash and cash equivalents totaled $297.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.7 million at June 30, 2023. Mortgage warehouse loans that have a short-term duration also provide additional sources of liquidity. The balance of mortgage warehouse loans that meets the definition of liquid assets totaled $139.7 million as of June 30, 2023.

At June 30, 2023, we had the ability to borrow $139.7 million from the Federal Home Loan Bank of Boston. On that date, we had $79.8 million in advances outstanding. At June 30, 2023, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $181.3 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At June 30, 2023 and December 31, 2022, we had $215,000 and $6.1 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at June 30, 2023 and December 31, 2022, we had $210.5 million and $347.7 million in unadvanced funds to borrowers, respectively. We also had $1.2 million and $1.7 million in outstanding letters of credit at June 30, 2023 and December 31, 2022, respectively.

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

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the FDIC. At June 30, 2023, BankProv exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 11 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Market Risk”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including (i) the Co-President and Co-Chief Executive Officer and (ii) the Co-President and Co-Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including (i) the Co-President and Co-Chief Executive Officer and (ii) the Co-President and Co-Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting as described in Management’s Report Regarding Internal Control Over Financial Reporting in “Item 9A. Controls and Procedures” in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts with respect to the material weakness as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and Item 1A of the Company’s Quarterly Report on form 10-Q for the three months ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Not applicable.

(b)Not applicable.

(c)On March 12, 2021, the Company announced that its Board of Directors had adopted a stock repurchase program under which it would repurchase up to 1,400,000 shares of its common stock, or approximately 7.5% of the then-current outstanding shares. The repurchase program has no expiration date. The Company did not repurchase common stock under the repurchase program during the second quarter of 2023. At June 30, 2023, the Company had 254,521 shares of its common stock available for purchase under this program.

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date: August 10, 2023	/s/ Joseph B. Reilly
Joseph B. Reilly
Co-President and Co-Chief Executive Officer

Date: August 10, 2023	/s/ Carol L. Houle
Carol L. Houle
Co-President and Co-Chief Executive Officer, and Chief Financial Officer