Form 10-Q
period 2023-09-30
Provident Bancorp, Inc. /MD/
filed 2023-11-13
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, there were 17,681,916 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.Financial Information

Item 1.Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	September 30,	December 31,
	2023	2022
(Dollars in thousands)	(unaudited)
Assets
Cash and due from banks	$22,445	$42,923
Short-term investments	343,924	37,706
Cash and cash equivalents	366,369	80,629
Debt securities available-for-sale (at fair value)	26,179	28,600
Federal Home Loan Bank stock, at cost	3,607	4,266
Loans, net of allowance for credit losses of $24,023 and $28,069 as of
September 30, 2023 and December 31, 2022, respectively	1,313,666	1,416,047
Bank owned life insurance	44,437	43,615
Premises and equipment, net	13,187	13,580
Other repossessed assets	—	6,051
Accrued interest receivable	5,585	6,597
Right-of-use assets	3,821	3,942
Deferred tax asset, net	15,599	16,793
Other assets	15,990	16,261
Total assets	$1,808,440	$1,636,381

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$385,488	$520,226
Interest-bearing	1,104,237	759,356
Total deposits	1,489,725	1,279,582
Borrowings:
Short-term borrowings	80,000	108,500
Long-term borrowings	9,730	18,329
Total borrowings	89,730	126,829
Operating lease liabilities	4,199	4,282
Other liabilities	7,206	18,146
Total liabilities	1,590,860	1,428,839
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
17,681,916 and 17,669,698 shares issued and outstanding
at September 30, 2023 and December 31, 2022, respectively	177	177
Additional paid-in capital	123,808	122,847
Retained earnings	103,361	94,630
Accumulated other comprehensive loss	(2,393)	(2,200)
Unearned compensation - ESOP	(7,373)	(7,912)
Total shareholders' equity	217,580	207,542
Total liabilities and shareholders' equity	$1,808,440	$1,636,381

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$19,811	$20,147	$59,469	$56,917
Interest and dividends on debt securities available-for-sale	233	203	717	576
Interest on short-term investments	3,184	357	6,545	816
Total interest and dividend income	23,228	20,707	66,731	58,309
Interest expense:
Interest on deposits	9,113	846	20,684	1,777
Interest on short-term borrowings	196	34	1,250	34
Interest on long-term borrowings	31	72	191	213
Total interest expense	9,340	952	22,125	2,024
Net interest and dividend income	13,888	19,755	44,606	56,285
Credit loss (benefit) expense - loans	(105)	56,310	2,090	57,398
Credit loss (benefit) expense - off-balance sheet credit exposures	(51)	5	(1,534)	41
Total credit loss (benefit) expense	(156)	56,315	556	57,439
Net interest and dividend income after credit loss (benefit) expense	14,044	(36,560)	44,050	(1,154)
Noninterest income:
Customer service fees on deposit accounts	903	789	2,651	1,989
Service charges and fees - other	511	222	1,489	1,050
Bank owned life insurance income	284	264	822	778
Gain (loss) on loans sold, net	—	(12)	—	272
Other income	67	76	452	122
Total noninterest income	1,765	1,339	5,414	4,211
Noninterest expense:
Salaries and employee benefits	7,776	7,653	24,429	22,164
Occupancy expense	429	450	1,271	1,287
Equipment expense	148	147	443	428
Deposit insurance	500	161	1,146	466
Data processing	378	347	1,113	1,026
Marketing expense	203	66	447	263
Professional fees	1,034	736	3,356	2,173
Directors' compensation	178	255	542	776
Software depreciation and implementation	509	398	1,409	1,019
Insurance expense	451	448	1,353	1,343
Service fees	272	255	789	688
Write down of other assets and receivables	—	—	—	395
Other	837	1,128	2,379	2,734
Total noninterest expense	12,715	12,044	38,677	34,762
Income (loss) before income tax expense	3,094	(47,265)	10,787	(31,705)
Income tax expense (benefit)	628	(11,956)	2,757	(7,540)
Net income (loss)	$2,466	$(35,309)	$8,030	$(24,165)
Earnings (loss) per share:
Basic	$0.15	$(2.15)	$0.48	$(1.47)
Diluted	0.15	$(2.15)	0.48	$(1.47)
Weighted Average Shares:
Basic	16,604,886	16,456,274	16,568,331	16,477,933
Diluted	16,648,657	16,456,274	16,569,526	16,477,933

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In thousands)
Net income (loss)	$2,466	$(35,309)	$8,030	$(24,165)
Other comprehensive income:
Unrealized holding losses arising during the period on debt securities available-for-sale	(644)	(1,009)	(244)	(4,010)
Unrealized loss	(644)	(1,009)	(244)	(4,010)
Income tax effect	142	231	51	927
Total other comprehensive loss	(502)	(778)	(193)	(3,083)
Comprehensive income (loss)	$1,964	$(36,087)	$7,837	$(27,248)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended September 30, 2023 and 2022
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Income (Loss)	ESOP	Total
Balance, June 30 , 2023	17,684,720	$177	$123,444	$100,894	$(1,891)	$(7,552)	$215,072
Net income	—	—	—	2,466	—	—	2,466
Dividends forfeited	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	(502)	—	(502)
Stock-based compensation expense, net of forfeitures	—	—	329	—	—	—	329
Restricted stock award grants, net of forfeitures	(3,000)	—	—	—	—	—	—
Shares surrendered related to tax withholdings on restricted stock awards	(804)	—	(8)	—	—	—	(8)
Stock options exercised, net	1,000	—	9	—	—	—	9
ESOP shares earned	—	—	34	—	—	179	213
Balance, September 30, 2023	17,681,916	$177	$123,808	$103,361	$(2,393)	$(7,373)	$217,580

Balance, June 30, 2022	17,718,522	$177	$121,770	$127,890	$(1,656)	$(8,272)	$239,909
Net loss	—	—	—	(35,309)	—	—	(35,309)
Dividends declared ($0.04 per share)	—	—	—	(666)	—	—	(666)
Other comprehensive loss	—	—	—	—	(778)	—	(778)
Stock-based compensation expense, net of forfeitures	—	—	480	—	—	—	480
Restricted stock award grants, net of forfeitures	19,435	—	—	—	—	—	—
Stock options exercised, net	1,000	—	8	—	—	—	8
ESOP shares earned	—	—	154	—	—	180	334
Balance, September 30, 2022	17,738,957	$177	$122,412	$91,915	$(2,434)	$(8,092)	$203,978

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	For the nine months ended September 30, 2023 and 2022
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, December 31, 2022	17,669,698	$177	$122,847	$94,630	$(2,200)	$(7,912)	$207,542
Cumulative effect of change in accounting principle (Note 4)	—	—	—	696	—	—	696
Balance at January 1, 2023 (as adjusted for change in accounting principal)	17,669,698	177	122,847	95,326	(2,200)	(7,912)	208,238
Net income	—	—	—	8,030	—	—	8,030
Dividends forfeited	—	—	—	5	—	—	5
Other comprehensive loss	—	—	—	—	(193)	—	(193)
Stock-based compensation expense, net of forfeitures	—	—	981	—	—	—	981
Restricted stock award grants, net of forfeitures	7,421	—	—	—	—	—	—
Shares surrendered related to tax withholdings on restricted stock awards	(3,986)	—	(31)	—	—	—	(31)
Stock options exercised, net	8,783	—	(18)	—	—	—	(18)
ESOP shares earned	—	—	29	—	—	539	568
Balance, September 30, 2023	17,681,916	$177	$123,808	$103,361	$(2,393)	$(7,373)	$217,580

Balance, December 31, 2021	17,854,649	$179	$123,498	$118,087	$649	$(8,631)	$233,782
Net loss	—	—	—	(24,165)	—	—	(24,165)
Dividends declared ($0.08 per share)	—	—	—	(2,007)	—	—	(2,007)
Other comprehensive loss	—	—	—	—	(3,083)	—	(3,083)
Stock-based compensation expense, net of forfeitures	—	—	1,393	—	—	—	1,393
Restricted stock award grants, net of forfeitures	49,355	—	—	—	—	—	—
Repurchase of common stock	(180,434)	(2)	(2,858)	—	—	—	(2,860)
Shares surrendered related to tax withholdings on restricted stock awards	(2,517)	—	(40)	—	—	—	(40)
Stock options exercised, net	17,904	—	(108)	—	—	—	(108)
ESOP shares earned	—	—	527	—	—	539	1,066
Balance, September 30, 2022	17,738,957	$177	$122,412	$91,915	$(2,434)	$(8,092)	$203,978

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$8,030	$(24,165)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	119	146
ESOP expense	568	1,066
Change in deferred loan fees, net	(1,273)	123
Provision for credit losses	556	57,439
Depreciation and amortization	816	817
Increase (decrease) in accrued interest receivable	1,012	(270)
Deferred tax expense (benefit)	995	(7,752)
Share-based compensation expense	981	1,393
Bank-owned life insurance income	(822)	(778)
Principal repayments of operating lease obligations	(83)	(79)
Gain on loans sold, net	—	(272)
Gain on sale of other repossessed assets	(166)	—
Write down of other repossessed assets	21	—
Net decrease (increase) in other assets	271	(5,274)
Net decrease in other liabilities	(11,049)	(4,371)
Net cash (used in) provided by operating activities	(24)	18,023

Cash flows from investing activities:
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	2,058	3,513
Redemption (purchase) of Federal Home Loan Bank stock	659	(2,628)
Loan principal collections net of originations	104,153	(107,901)
Proceeds from loan sales	—	15,839
Proceeds from other repossessed asset sales	6,196	—
Proceeds from principal repayments on loans held for sale	—	2,560
Additions to premises and equipment	(302)	(206)
Net cash provided by (used in) investing activities	112,764	(88,823)

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2023	2022
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing accounts	(134,738)	35,704
Net increase (decrease) in interest-bearing accounts	344,881	(24,090)
Net cash dividends forfeited (paid) on common stock	5	(2,007)
Payments from exercise of stock options, net	(18)	(108)
Net change in short-term borrowings	(28,500)	67,000
Repayments of Federal Home Loan Bank long-term advances	(8,599)	—
Shares surrendered related to tax withholdings on restricted stock awards	(31)	(40)
Repurchase of common stock	—	(2,860)
Net cash provided by financing activities	173,000	73,599
Net increase in cash and cash equivalents	285,740	2,799
Cash and cash equivalents at beginning of period	80,629	153,115
Cash and cash equivalents at end of period	$366,369	$155,914

Supplemental disclosures:
Interest paid	$22,071	$2,023
Income taxes paid	161	4,771
Reclassification of loans held for sale to loans held for investment	—	9,599
Loans transferred to other repossessed assets	—	10,451

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc. (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2022 have been reclassified to be consistent with the 2023 consolidated financial statement presentation, which had no effect on the net income reported in the consolidated statements of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

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

(2)    Corporate Structure

The Company is a Maryland corporation whose primary purpose is to act as the holding company for the Bank. The Bank, headquartered in Amesbury, Massachusetts, operates its business from seven banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Bedford, and Seabrook, New Hampshire. The Bank also has loan production offices in Boston, Massachusetts and Ponte Vedra, Florida. The Bank’s primary deposit products are checking, savings, and term certificate accounts and its primary lending products are commercial real estate, commercial, enterprise value, and mortgage warehouse loans. BankProv is also a commercial bank for corporate clients, specializing in offering adaptive and technology-first banking solutions to niche markets.

(3)    Risks and Uncertainties

Digital Asset Lending

The Company’s digital asset loan segment includes loans to digital asset customers, which can be secured by a security interest in the digital assets, cash, a security in the purchased mining equipment or a combination of these. As of September 30, 2023, we had one loan remaining in the portfolio totaling $15.2 million. The loan is on non-accrual and was individually analyzed for reserves, which totaled $7.2 million. The $15.2 million loan relationship was modified to provide a term extension during the quarter ended June 30, 2023.

The estimates and assumptions that went into the valuation of the collateral on the individually analyzed loan secured by cryptocurrency mining rigs was based on market data as of September 30, 2023. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The Bitcoin markets as well as the markets for cryptocurrency mining rigs are highly volatile and speculative and subject to a variety of risks, including market and liquidity risks. Changes in market driven factors, among others, could have a material impact on the values reported at September 30, 2023.

In the event of further deterioration in the value of the collateral of the individually analyzed digital asset loan, the Company could recognize additional increases in credit loss expense and the allowance for credit losses as well as increases in loan workout expenses.

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

•As of September 30, 2023, the Federal Deposit Insurance Fund (“FDIC”) insured 57.1% of our customers’ deposits and the remaining 42.9% were insured through the Depositors Insurance Fund (“DIF”);

•We have access to multiple funding sources and sufficient capacity to borrow, if needed. As of September 30, 2023 between the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston’s borrower-in-custody program, we had the ability to borrow an additional $197.2 million;

•Our securities portfolio represented only 1.4% of total assets as of September 30, 2023 and the accumulated other comprehensive loss on the portfolio was $2.4 million, or 1.1% of shareholders’ equity as of that date. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Based on our ability to borrow, cash position and low deposit outflows there is no expected reliance on security sales to meet operational needs.

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

The following table summarizes the amortized cost, allowance for credit losses, and fair value of debt securities available-for-sale at September 30, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized	Gross	Gross	Allowance
	Cost	Unrealized	Unrealized	for Credit	Fair
(In thousands)	Basis	Gains	Losses	Losses	Value
September 30, 2023
State and municipal securities	$11,813	$2	$1,028	$—	$10,787
Asset-backed securities	6,609	—	954	—	5,655
Government mortgage-backed securities	10,858	—	1,121	—	9,737
Total debt securities available-for-sale	$29,280	$2	$3,103	$—	$26,179

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

There were no realized gains or losses on sales and calls of securities during the three or nine months ended September 30, 2023 or September 30, 2022.

Securities with carrying amounts of $8.4 million and $9.8 million were pledged to secure available borrowings with the Federal Home Loan Bank at September 30, 2023 and December 31, 2022, respectively.

The scheduled maturities of debt securities at September 30, 2023 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due after one year through five years	$860	$843
Due after five years through ten years	1,466	1,433
Due after ten years	9,487	8,511
Government mortgage-backed securities	10,858	9,737
Asset-backed securities	6,609	5,655
	$29,280	$26,179

A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. There were no debt securities on non-accrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the nine months ended September 30, 2023 or September 30, 2022.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at September 30, 2023 and December 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2023
Temporarily impaired securities:
State and municipal securities	$808	$24	$9,379	$1,004	$10,187	$1,028
Asset-backed securities	—	—	5,655	954	5,655	954
Government mortgage-backed securities	—	—	9,737	1,121	9,737	1,121
Total temporarily impaired debt securities	$808	$24	$24,771	$3,079	$25,579	$3,103

December 31, 2022
Temporarily impaired securities:
State and municipal	$8,174	$183	$2,297	$642	$10,471	$825
Asset-backed securities	2,322	182	3,951	741	6,273	923
Government mortgage-backed securities	7,428	474	3,827	637	11,255	1,111
Total temporarily impaired debt securities	$17,924	$839	$10,075	$2,020	$27,999	$2,859

The Company expects to recover its amortized cost basis on all debt securities. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell these securities in an unrealized loss position as of September 30, 2023, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position were not other-than-temporarily impaired at September 30, 2023:

State and municipal securities: At September 30, 2023, 17 of the 19 securities in the Company’s portfolio of state and municipal securities were in unrealized loss positions. Aggregate unrealized losses represented 8.7% of the amortized cost of state and municipal securities. The Company continually monitors the state and municipal securities sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company believes the securities in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying downgrades during the quarter. All securities are performing.

Asset-backed securities: At September 30, 2023, all four of the securities in the Company’s portfolio of asset-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 14.4% of the amortized cost of asset-backed securities. The U.S. Small Business Administration (“SBA”) guarantees the contractual cash flows of all of the Company’s asset-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Government mortgage-backed securities: At September 30, 2023, all 33 of the securities in the Company’s portfolio of government mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 10.3% of the amortized cost of government mortgage-backed securities. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Allowance for Credit Losses – Available-For-Sale Securities:

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses charged to earnings. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $165,000 at September 30, 2023 and is excluded from the estimate of credit losses.

(6)    Loans and Allowance for Credit Losses for Loans

Loans:

A summary of loans is as follows:

	At	At
	September 30,	December 31,
	2023	2022
(In thousands)	Amount	Amount
Commercial real estate	$438,039	$453,592
Commercial	176,817	216,931
Enterprise value	432,449	438,745
Digital asset (1)	15,247	40,781
Residential real estate	7,444	8,165
Construction and land development	95,327	72,267
Consumer	315	391
Mortgage warehouse	172,051	213,244
	1,337,689	1,444,116
Allowance for credit losses - loans	(24,023)	(28,069)
Net loans	$1,313,666	$1,416,047

(1)Includes $15.2 million and $26.5 million in loans secured by cryptocurrency mining rigs at September 30, 2023 and December 31, 2022, respectively.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses for loans. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Accrued interest receivable totaled $5.4 million and $6.4 million at September 30, 2023 and December 31, 2022, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using either the level-yield or straight-line method without anticipating prepayments.

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

Digital asset: Loans in this segment are made to businesses in the digital asset space and are generally secured by digital asset mining equipment or by the United States dollar value of digital currency assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, resultant decreased consumer spending as well as decreases in the value of digital currency can have an effect on the credit quality in this segment.

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

Management estimates the ACLL balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as portfolio mix, delinquency levels, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, gross domestic product (“GDP”), home pricing index (“HPI”), or other relevant factors. Incorporated in the estimate for the ACLL is consideration of qualitative factors, which include the following for all loan pools:

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

The following table presents the activity in the allowance for credit losses for loans by portfolio segment for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Enterprise value	Digital asset	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
Balance at June 30, 2023	$4,069	$2,377	$9,694	$7,219	$55	$521	$2	$44	$23,981
Charge-offs	(1)	(1)	(5)	—	—	—	(7)	—	(14)
Recoveries	—	150	4	—	5	—	2	—	161
Provision (credit)	(93)	(239)	248	—	(6)	(22)	7	—	(105)
Balance at September 30, 2023	$3,975	$2,287	$9,941	$7,219	$54	$499	$4	$44	$24,023

Balance at June 30, 2022	$4,802	$4,236	$6,483	$2,370	$14	$738	$89	$240	$18,972
Charge-offs	—	—	—	(46,350)	—	—	(17)	—	(46,367)
Recoveries	—	126	—	—	—	—	5	—	131
Provision (credit)	100	(31)	623	55,472	31	147	(10)	(22)	56,310
Balance at September 30, 2022	$4,902	$4,331	$7,106	$11,492	$45	$885	$67	$218	$29,046

	For the nine months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Enterprise value	Digital asset	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
Balance at December 31, 2022	$5,062	$3,582	$7,712	$10,493	$43	$909	$55	$213	$28,069
Impact of adopting ASC 326	(745)	(711)	(270)	(157)	18	(513)	(51)	(159)	(2,588)
Charge-offs	(1)	(168)	(3,566)	—	—	—	(36)	—	(3,771)
Recoveries	—	160	49	—	5	—	9	—	223
Provision (credit)	(341)	(576)	6,016	(3,117)	(12)	103	27	(10)	2,090
Balance at September 30, 2023	$3,975	$2,287	$9,941	$7,219	$54	$499	$4	$44	$24,023

Balance at December 31, 2021	$4,889	$5,371	$6,158	$2,012	$38	$479	$168	$381	$19,496
Charge-offs	—	(1,338)	(351)	(46,350)	—	—	(52)	—	(48,091)
Recoveries	—	131	88	—	—	—	24	—	243
Provision (credit)	13	167	1,211	55,830	7	406	(73)	(163)	57,398
Balance at September 30, 2022	$4,902	$4,331	$7,106	$11,492	$45	$885	$67	$218	$29,046

The following table presents loan delinquencies by portfolio segment at September 30, 2023 and December 31, 2022:

			90 Days	Total
	30 - 59	60 - 89	or More	Past	Total	Total
(In thousands)	Days	Days	Past Due	Due	Current	Loans
September 30, 2023
Commercial real estate	$—	$—	$—	$—	$438,039	$438,039
Commercial	644	—	205	849	175,968	176,817
Enterprise value	—	—	91	91	432,358	432,449
Digital asset	—	—	—	—	15,247	15,247
Residential real estate	225	25	212	462	6,982	7,444
Construction and
land development	—	—	—	—	95,327	95,327
Consumer	1	—	4	5	310	315
Mortgage warehouse	—	—	—	—	172,051	172,051
Total	$870	$25	$512	$1,407	$1,336,282	$1,337,689

December 31, 2022
Commercial real estate	$240	$—	$1	$241	$453,351	$453,592
Commercial	—	—	41	41	216,890	216,931
Enterprise value	—	—	92	92	438,653	438,745
Digital asset	—	—	—	—	40,781	40,781
Residential real estate	—	—	73	73	8,092	8,165
Construction and
land development	—	—	—	—	72,267	72,267
Consumer	—	9	—	9	382	391
Mortgage warehouse	—	—	—	—	213,244	213,244
Total	$240	$9	$207	$456	$1,443,660	$1,444,116

The following table presents the amortized cost basis of loans on non-accrual and loans past due over 89 days but still accruing as of September 30, 2023 and December 31, 2022:

	Non-accrual		90 Days
	With No		or More
	Allowance	Non-accrual	Past Due
(In thousands)	for Credit Loss	Loans	and Accruing
September 30, 2023
Commercial real estate	$155	$155	$—
Commercial	235	235	—
Enterprise value	90	4,114	—
Digital asset	—	15,247	—
Residential real estate	—	381	—
Construction and
land development	—	—	—
Consumer	—	4	—
Mortgage warehouse	—	—	—
Total	$480	$20,136	$—

December 31, 2022
Commercial real estate	$56	$56	$—
Commercial	101	101	—
Enterprise value	92	92	—
Digital asset	—	26,488	—
Residential real estate	(70)	227	—
Construction and
land development	—	—	—
Consumer	—	—	—
Mortgage warehouse	—	—	—
Total	$179	$26,964	$—

The Company did not recognize interest income on non-accrual loans during the nine months ended September 30, 2023.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2023:

	Commercial		Cryptocurrency
	Real	Business	Mining Rigs
(In thousands)	Estate	Assets	and Other (1)	Cash
Commercial real estate	$19,812	$—	$—	$—
Commercial	30	—	—	—
Enterprise value	—	4,024	—	91
Digital asset	—	—	15,247	—
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$19,842	$4,024	$15,247	$91

(1)Other collateral includes the United States dollar value of Bitcoin held in control accounts as well as cash accounts held at the Bank.

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

In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The following table presents the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

(Dollars in thousands)	Principal Forgiveness	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Term Extension and Interest Rate Reduction	Total Class of Financing Receivable $	Total Class of Financing Receivable %
September 30, 2023
Commercial	$—	$—	$—	$—	$20	$20	0.01%
Enterprise value	—	20,950	—	—	—	20,950	4.84
Digital asset	—	—	15,247	—	—	15,247	100.00
Total	$—	$20,950	$15,247	$—	$20	$36,217	2.71%

The Company has committed to lend an additional $155,000 based on fund availability through an existing line of credit to a borrower experiencing financial difficulty whose loans had been modified during the nine months ended September 30, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2023:

	Weighted-Average Payment Delay	Weighted-Average Term Extension	Weighted-Average Term Extension and Interest Rate Reduction
	Months	Months	Months	Percentage
September 30, 2023
Commercial	—	—	4	3.25%
Enterprise value	5	—	—	—%
Digital asset	—	3	—	—%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of September 30, 2023, there were no past due balances or subsequent defaults related to loans modified during the nine months ended September 30, 2023.

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

There were no new TDRs entered into during the nine months ended September 30, 2022. The total recorded investment in TDRs was $20.5 million at September 30, 2022 and as of that date there were no material commitments to lend additional funds to borrowers whose loans had been restructured.

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

Consumer loans are not formally rated.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial Real Estate
Pass	$24,126	$53,616	$81,019	$30,682	$60,347	$131,400	$19,265	$—	$400,455
Special mention	—	—	—	—	2,917	7,637	—	—	10,554
Substandard	—	—	—	1,023	4,466	21,541	—	—	27,030
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	24,126	53,616	81,019	31,705	67,730	160,578	19,265	—	438,039
Commercial real estate
Current period gross write offs	—	—	1	—	—	—	—	—	1
Commercial
Pass	5,238	14,270	49,198	13,914	17,008	27,327	38,568	—	165,523
Special mention	—	—	—	—	—	8,848	—	—	8,848
Substandard	—	—	205	—	1,815	201	225	—	2,446
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial	5,238	14,270	49,403	13,914	18,823	36,376	38,793	—	176,817
Commercial
Current period gross write offs	—	—	—	—	—	101	67	—	168
Enterprise Value
Pass	67,450	102,788	125,165	51,700	24,712	6,994	12,566	—	391,375
Special mention	—	12,608	6,429	4,561	2,557	1,539	9,266	—	36,960
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	3,456	658	—	4,114
Loss	—	—	—	—	—	—	—	—	—

Total enterprise value	67,450	115,396	131,594	56,261	27,269	11,989	22,490	—	432,449
Enterprise value
Current period gross write offs	—	3,561	—	2	—	3	—	—	3,566
Digital Asset
Pass	—	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	15,247	—	—	—	—	—	—	15,247
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total digital asset	—	15,247	—	—	—	—	—	—	15,247
Digital asset
Current period gross write offs	—	—	—	—	—	—	—	—	—
Residential Real Estate
Pass	—	—	—	5	186	3,327	2,654	916	7,088
Substandard	—	—	—	—	—	287	69	—	356
Total residential real estate	—	—	—	5	186	3,614	2,723	916	7,444
Residential real estate
Current period gross write offs	—	—	—	—	—	—	—	—	—
Construction and Land Development
Pass	114	50,629	42,838	—	—	1,434	312	—	95,327
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	114	50,629	42,838	—	—	1,434	312	—	95,327
Construction and land development
Current period gross write offs	—	—	—	—	—	—	—	—	—
Consumer
Not formally rated	—	—	—	—	—	263	51	1	315
Total consumer	—	—	—	—	—	263	51	1	315
Consumer
Current period gross write offs	24	—	—	—	—	12	—	—	36
Mortgage Warehouse
Pass	—	—	—	—	—	—	172,051	—	172,051
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	—	—	—	—	—	—	172,051	—	172,051
Mortgage warehouse
Current period gross write offs	—	—	—	—	—	—	—	—	—

The following table presents the Company’s loans by risk rating and portfolio segment at December 31, 2022:

(In thousands)	Commercial Real Estate	Commercial	Enterprise Value	Digital Asset	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
December 31, 2022
Grade:
Pass	$399,455	$202,895	$408,616	$4,724	$7,938	$72,267	$—	$213,244	$1,309,139
Special mention	26,995	11,015	20,091	9,569	—	—	—	—	67,670
Substandard	27,141	2,854	9,946	26,488	227	—	—	—	66,656
Doubtful	—	165	92	—	—	—	—	—	257
Loss	1	2	—	—	—	—	—	—	3
Not formally rated	—	—	—	—	—	—	391	—	391
Total	$453,592	$216,931	$438,745	$40,781	$8,165	$72,267	$391	$213,244	$1,444,116

(7)    Deposits

A summary of deposit balances, by type is as follows:

	At	At
	September 30,	December 31,
(In thousands)	2023	2022
Noninterest-bearing:
Demand (1)	$385,488	$520,226
Interest-bearing:
NOW	111,786	145,533
Regular savings	177,865	141,802
Money market deposits	541,200	318,417
Certificates of deposit:
Certificate accounts of $250,000 or more	21,027	11,449
Certificate accounts less than $250,000	252,359	142,155
Total interest-bearing (2)	1,104,237	759,356
Total deposits (3)	$1,489,725	$1,279,582

(1)Noninterest-bearing deposits included $15.6 million and $40.2 million in Banking as a Service (“BaaS”) deposits as of September 30, 2023 and December 31, 2022, respectively. Noninterest-bearing deposits included $52.5 million and $40.3 million in digital asset deposits as of September 30, 2023 and December 31, 2022, respectively.

(2)Interest-bearing deposits included $198.3 million in BaaS deposits and no digital assets deposits as of September 30, 2023. As of December 31, 2022, there were $5.0 million and $17.2 million interest-bearing BaaS and digital asset deposits, respectively.

(3)Of total deposits as of September 30, 2023 and December 31, 2022, the Federal Deposit Insurance Corporation (“FDIC”) insured approximately 57% and 55%, respectively, and the remaining 43% and 45%, respectively, were insured through the Depositors Insurance Fund (“DIF”). The DIF is a private, industry-sponsored insurance fund that insures all deposits above FDIC limits at member banks.

(8)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”). Maturities of advances from the FHLB as of September 30, 2023 are summarized as follows:

(In thousands)
Fiscal Year-End
2023	$80,033
2024	134
2025	5,136
2026	138
2027	139
Thereafter	4,150
Total	$89,730

Borrowings from the FHLB are secured by qualified collateral, consisting primarily of certain commercial real estate loans, qualified mortgage-backed government securities and certain loans with mortgages secured by one- to four-family properties. At September 30, 2023, borrowings from the FHLB consisted of short-term borrowings, with original maturities of less than one year, totaling $80.0 million and long-term borrowings, with original maturities more than one year, totaling $9.7 million. The interest rate on FHLB short-term borrowings was 5.57% at September 30, 2023. The interest rates on FHLB long-term advances ranged from 1.21% to 1.32%, with a weighted average interest rate of 1.28% at September 30, 2023.

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

Activity related to other repossessed assets, which consists of cryptocurrency mining rigs, was as follows:

(In thousands)	Amount
Net balance of other repossessed assets at December 31, 2022	$6,051
Direct write-downs	(21)
Sales of other repossessed assets	(6,030)
Net balance of other repossessed assets at September 30, 2023	$—

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Beginning balance	$—	$—	$597	$—
Reductions from sales of other repossessed assets	—	—	(597)	—
Ending balance	$—	$—	$—	$—

There were no other repossessed assets outstanding for the three months ended September 30, 2023 therefore there were no related gains or expenses recognized during that period. For the nine months ended September 30, 2023, the Company recognized $166,000 in net gain on sales of other repossessed assets and $115,000 in operating expenses. For the three and nine months ended September 30, 2022, the Company recognized no gain on sales of other repossessed assets and $145,000 in operating expenses.

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

The following summarizes financial instruments measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2023
State and municipal securities	$10,787	$—	$10,787	$—
Asset-backed securities	5,655	—	5,655	—
Government mortgage-backed securities	9,737	—	9,737	—
Totals	$26,179	$—	$26,179	$—

December 31, 2022
State and municipal securities	$11,071	$—	$11,071	$—
Asset-backed securities	6,274	—	6,274	—
Government mortgage-backed securities	11,255	—	11,255	—
Totals	$28,600	$—	$28,600	$—

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

The following summarizes assets measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2023
Loans
Enterprise value	$1,156	$—	$—	$1,156
Digital asset	8,028	—	—	8,028
Totals	$9,184	$—	$—	$9,184

December 31, 2022
Loans
Commercial	$16,817	$—	$—	$16,817
Other repossessed assets	6,051	—	—	6,051
Totals	$22,868	$—	$—	$22,868

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2023
Loans
Enterprise value	$1,156	Business or collateral valuation	Comparable company or collateral evaluations	0% - 10%
Digital asset	8,028	Asset valuation	Comparable asset evaluations	0% - 1%

December 31, 2022
Loans
Commercial	$16,817	Business or collateral valuation	Comparable company or collateral evaluations	0% - 10%
Other repossessed assets	6,051	Asset valuation	Comparable asset evaluations	0% - 3%

At September 30, 2023, the contractual balance of loans measured at fair value on a nonrecurring basis was $6.1 million, net of reserves of $3.0 million, charge-offs of $1.7 million, and interest paid to principal of $237,000 for the enterprise value segment, and $16.9 million, net of reserves of $7.2 million, and interest paid to principal of $1.6 million for the digital asset segment. At December 31, 2022, the contractual balance of commercial loans measured at fair value on a nonrecurring basis was $28.7 million, net of reserves of $10.1 million and charge-offs of $1.8 million.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at September 30, 2023 and December 31, 2022:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
September 30, 2023
Financial assets:
Cash and cash equivalents	$366,369	$366,369	$—	$—	$366,369
Available-for-sale debt securities	26,179	—	26,179	—	26,179
Federal Home Loan Bank of Boston stock	3,607	N/A	N/A	N/A	N/A
Loans, net	1,313,666	—	—	1,215,797	1,215,797
Accrued interest receivable	5,585	—	5,585	—	5,585
Financial liabilities:
Deposits	1,489,725	—	1,489,475	—	1,489,475
Borrowings	89,730	—	89,714	—	89,714

December 31, 2022
Financial assets:
Cash and cash equivalents	$80,629	$80,629	$—	$—	$80,629
Available-for-sale debt securities	28,600	—	28,600	—	28,600
Federal Home Loan Bank of Boston stock	4,266	N/A	N/A	N/A	N/A
Loans, net	1,416,047	—	—	1,341,633	1,341,633
Accrued interest receivable	6,597	—	6,597	—	6,597
Other repossessed assets	6,051	—	—	6,051	6,051
Financial liabilities:
Deposits	1,279,582	—	1,279,665	—	1,279,665
Borrowings	126,829	—	124,590	—	124,590

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of September 30, 2023 and December 31, 2022, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At September 30, 2023, the Bank exceeded the regulatory requirement for the capital conservation buffer.

Federal banking agencies regulations establish a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for federal law. As of September 30, 2023, the Bank has not opted into the CBLR framework.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2023
Total Capital (to Risk Weighted Assets)	$208,303	14.23%	$117,107	>	8.0%	$146,384	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	189,931	12.97	87,830	>	6.0	117,107	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	189,931	12.97	65,873	>	4.5	95,149	>	6.5
Tier 1 Capital (to Average Assets)	189,931	11.07	68,644	>	4.0	85,805	>	5.0
December 31, 2022
Total Capital (to Risk Weighted Assets)	$204,354	12.62%	$129,492	>	8.0%	$161,865	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	184,025	11.37	97,119	>	6.0	129,492	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	184,025	11.37	72,839	>	4.5	105,212	>	6.5
Tier 1 Capital (to Average Assets)	184,025	11.17	65,916	>	4.0	82,395	>	5.0

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid by the Bank in a year, without prior approval of regulatory agencies, to the amount by which net income of the Bank for the year plus the retained net income of the previous two years exceeds any net loss reported in those respective periods. For the nine months ended September 30, 2023, the Bank reported net income of $7.9 million. For the years ended December 31, 2022 and 2021, the Bank reported a net loss of $21.5 million and net income of $16.1 million, respectively.

No dividends were paid during the nine months ended September 30, 2023.

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In March 2021, the Company announced its plan to repurchase 1,400,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. As of September 30, 2023, the Company had repurchased 1,145,479 shares of its outstanding common stock under this program, however, the Company did not repurchase any shares of its outstanding common stock under this program during the nine months ended September 30, 2023.

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

Shares held by the ESOP include the following:

	September 30, 2023	December 31, 2022
Allocated	551,530	461,772
Committed to be released	67,318	89,758
Unallocated	920,020	987,338
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $8.9 million at September 30, 2023.

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2023 and 2022 was $213,000 and $334,000, respectively. Total compensation expense recognized for the nine months ended September 30, 2023 and 2022 was $568,000 and $1.1 million, respectively.

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share	September 30,	September 30,	September 30,	September 30,
dollar amounts)	2023	2022	2023	2022
Net Income (Loss) attributable to common shareholders	$2,466	$(35,309)	$8,030	$(24,165)

Average number of common shares issued	17,684,143	17,725,523	17,686,334	17,782,139
Less:
average unallocated ESOP shares	(927,582)	(1,017,339)	(949,803)	(1,039,560)
average unvested restricted stock	(151,675)	(251,910)	(168,200)	(264,646)
Average number of common shares outstanding
to calculate basic earnings per common share	16,604,886	16,456,274	16,568,331	16,477,933

Effect of dilutive unvested restricted stock and stock option awards	43,771	—	1,195	—
Average number of common shares outstanding
to calculate diluted earnings per common share	16,648,657	16,456,274	16,569,526	16,477,933

Earnings (Loss) per common share:
Basic	$0.15	$(2.15)	$0.48	$(1.47)
Diluted	$0.15	$(2.15)	$0.48	$(1.47)

Stock options for 1,199,154 and 1,305,805 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2023, respectively, because they were anti-dilutive, meaning the exercise price for such options were higher than the average price for the Company for such period. Diluted earnings per share for the three and nine months ended September 30, 2022 was equal to the basic earnings per share due to the Company’s net loss position.

(14)    Share-Based Compensation

The Company maintains the Provident Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) and the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan”, and collectively with the 2020 Equity Plan, the “Equity Plans”). Under the Equity Plans, the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plans, with 902,344 and 1,021,239 shares reserved for options under the 2016 Equity Plan and the 2020 Equity Plan, respectively. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 360,935 and 408,495 under the 2016 Equity Plan and the 2020 Equity Plan, respectively. The value of restricted stock grants is based on the market price of the stock on grant date. Options and awards vest ratably over three to five years. The Company has elected to recognize forfeitures of awards as they occur.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

2023
Vesting period (years)	5
Expiration date (years)	10
Expected volatility	36.56%
Expected life (years)	7.5
Expected dividend yield	1.67%
Risk free interest rate	3.45%
Fair value per option	$3.58

A summary of the status of the Company’s stock option grants for the nine months ended September 30, 2023 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,467,876	$11.00
Granted	158,100	9.55
Forfeited	(55,200)	14.62
Expired	(150,448)	11.67
Exercised	(226,565)	8.61
Outstanding at September 30, 2023	1,193,763	$11.01	6.26	$368,000
Outstanding and expected to vest at September 30, 2023	1,193,763	$11.01	6.26	$368,000
Vested and Exercisable at September 30, 2023	648,989	$10.45	4.76	$346,000
Unrecognized compensation cost	$1,776,000
Weighted average remaining recognition period (years)	3.13

For the three months ended September 30, 2023 and 2022, expense for the stock options was $163,000 and $223,000, respectively. For the nine months ended September 30, 2023 and 2022, total expense for the stock options was $483,000 and $650,000, respectively. For the three months ended September 30, 2023 and 2022, the intrinsic value of options exercised was $1,000 and $6,000, respectively. The intrinsic value of options exercised was $98,000 and $431,000 for the nine months ended September 30, 2023 and 2022, respectively. There was no tax benefit recognized from options exercised for the three months ended September 30, 2023. For the three months ended September 30, 2022, the tax benefit from options exercised was $2,000. The tax benefit from options exercised was $27,000 and $103,000 for the nine months ended September 30, 2023 and 2022, respectively.

Restricted Stock

Shares issued upon the granting of restricted stock may be either from authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will again be available for issuance under the Equity Plans. The fair market value of shares awarded, based on the market prices at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

The following table presents the activity in restricted stock awards under the Equity Plans for the nine months ended September 30, 2023:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2022	192,748	$13.16
Granted	29,515	9.55
Forfeited	(22,094)	14.62
Vested	(21,447)	15.18
Unvested restricted stock awards at September 30, 2023	178,722	$12.15
Unrecognized compensation cost	$1,744,000
Weighted average remaining recognition period (years)	2.94

For the three months ended September 30, 2023 and 2022, expense for the restricted stock awards was $166,000 and $257,000, respectively. For the nine months ended September 30, 2023 and 2022, expense for the restricted stock awards was $498,000 and $743,000, respectively. The tax benefit from restricted awards was $48,000 and $71,000 for the three months ended September 30, 2023 and 2022, respectively. The tax benefit from restricted awards was $149,000 and $206,000 for the nine months ended September 30, 2023 and 2022, respectively. The total fair value of shares vested during the three months ended September 30, 2023 and 2022 was $57,000 and $30,000, respectively. The total fair value of shares vested during the nine months ended September 30, 2023 and 2022 was $178,000 and $214,000, respectively.

(15)    Leases

The Company recognized right-of-use assets (“ROU”) totaling $3.8 million at September 30, 2023 and $3.9 million at December 31, 2022, and operating lease liabilities totaling $4.2 million and $4.3 million at September 30, 2023 and December 31, 2022, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and are not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for the leases on a straight-line basis over the lease term. For the nine months ended September 30, 2023 and 2022, rent expense for the operating leases totaled $236,000.

The following table presents information regarding the Company’s operating leases:

	September 30,	December 31,
	2023	2022
Weighted-average discount rate	3.61%	3.59%
Range of lease expiration dates	1 - 12 years	1 - 13 years
Range of lease renewal options	0 - 20 years	5 - 20 years
Weighted-average remaining lease term	25.9 years	26.4 years

The following table presents the undiscounted annual lease payments under the terms of the Company’s operating leases at September 30, 2023 and December 31, 2022, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

	September 30,	December 31,
Fiscal Year-End	2023	2022
(In thousands)
2023	$66	$264
2024	270	270
2025	280	280
2026	291	291
2027	294	293
Thereafter	5,740	5,740
Total lease payments	6,941	7,138
Less imputed interest	(2,742)	(2,856)
Total lease liabilities	$4,199	$4,282

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

(17)    Qualified Affordable Housing Project Investments

The Bank invests in qualified affordable housing projects. At September 30, 2023 and December 31, 2022, the balance of the investment for qualified affordable housing projects was $6.3 million and $7.3 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. Under the proportional amortization method, the Company recognized amortization expense of $179,000 and tax credits of $220,000 for the three months ended September 30, 2023. The Company recognized amortization expense of $1.6 million and tax credits of $1.9 million for the nine months ended September 30, 2023. The Company did not recognize any amortization expense or tax credits for the three or nine months ended September 30, 2022.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 is intended to assist in understanding our financial condition and results of operations. Operating results for the three- and nine- month periods ended September 30, 2023 may not be indicative of results for all of 2023 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believes,” “will,” “intends,” “may,” “will be,” “would” or similar expressions. Readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place any undue reliance on any forward-looking statements (which reflect management’s analysis of factors only as of the date of which they are given). These factors include: general economic conditions; the impact of the COVID-19 pandemic, or any other pandemic, on our operations and financial results and those of our customers; global and national war and terrorism; trends in interest rates; inflation; potential recessionary conditions; levels of unemployment; legislative, regulatory and accounting changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; a potential government shutdown; deposit flows; our ability to access cost-effective funding; changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio; changes in consumer spending, borrowing and saving habits; competition; real estate values in the market area; loan demand; the adequacy of our allowance for credit losses; changes in the quality of our loan and securities portfolios; the ability of our borrowers to repay their loans; our ability to remediate identified material weaknesses; an unexpected adverse financial, regulatory or bankruptcy event experienced by our cryptocurrency, digital asset or financial technology (“fintech”) customers; our ability to retain key employees; failures or breaches of our IT systems, including cyber attacks; the failure to maintain current technologies; and the ability of the Company or the Bank to effectively manage its growth and results of regulatory examinations, among other factors.

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

Balance Sheet Analysis

Recent Developments. Results for the quarter ended September 30, 2023 reflect the Bank’s continued focus on its revised business plan, operations and risk tolerance in light of the events and the losses that occurred in late 2022. Concerted efforts have been made to revise the Bank’s business practices and strategies so as to better monitor and manage its risk position, capital position, liquidity, and the growth of the Bank’s BaaS operations and overall asset growth. In this regard, the Bank re-established metrics and limitations in these areas to better manage and monitor the Bank’s overall risk position, including managing overall asset growth to no more than 5% per year, and adopting more comprehensive capital management policies and procedures.

Assets. Total assets were $1.81 billion at September 30, 2023, representing an increase of $172.1 million, or 10.5%, from $1.64 billion at December 31, 2022. The increase resulted primarily from an increase in cash and cash equivalents driven by the volatile deposits being held as cash in short-term investments, partially offset by decreases in net loans and other repossessed assets.

Cash and Cash Equivalents. Cash and cash equivalents increased $285.8 million, or 354.4%, to $366.4 million at September 30, 2023 from $80.6 million at December 31, 2022 due to increased deposit balances and a decrease in net loans. Included in cash and cash equivalents are volatile deposits the Company is currently holding as cash in short-term investments. The Company deems deposits as volatile when they meet any of the following criteria: management believes the deposits may not be suitable for funding long-term assets, management has received notice that the deposit customer will exit the Bank, or management believes the deposit amount poses a concentration risk. New BaaS relationships that contribute any deposit amount exceeding 2% of total deposits are deemed volatile. In addition, existing BaaS deposit relationships are individually reviewed for volatility due to the size of the relationships and the need to have access to deposits in a shorter timeframe than traditional deposits. The Bank held $249.7 million volatile deposits as of September 30, 2023 as cash in short-term investments. No deposits were held as volatile as of December 31, 2022.

Loans. At September 30, 2023, net loans were $1.31 billion, or 72.6% of total assets, compared to $1.42 billion, or 86.5% of total assets, at December 31, 2022. The decrease was primarily driven by decreases in mortgage warehouse loans of $41.2 million, or 19.3%, commercial loans of $40.1 million, or 18.5%, commercial real estate loans of $15.6 million, or 3.4%, enterprise value loans of $6.3 million, or 1.4%, and digital asset loans. The decrease in our mortgage warehouse loan portfolio was primarily due to decreased usage of the mortgage warehouse lines as sales and refinances of single-family homes has declined in 2023. The decrease in our commercial loan portfolio was primarily related to payoffs in our traditional in-market loan portfolio. The decrease in the commercial real estate and enterprise value loan portfolios was primarily due to routine payoffs, paydowns, and loan payments. Decreased usage of lines of credit also contributed to the decrease in the commercial, commercial real estate, enterprise value, and digital asset portfolio, and partially offset the increase in the construction and land development portfolio. The Bank’s continued efforts to reduce its digital asset portfolio resulted in a decrease of $25.5 million, or 62.6%. The decrease in the digital asset loan portfolio was driven by paydowns on outstanding lines of credit as well as the payoff of a $4.8 million loan secured by cryptocurrency mining rigs during the first quarter of 2023 and the payoff of a $5.7 million line of credit during the second quarter of 2023. The decrease in net loans was partially offset by an increase in the construction and land development portfolio of $23.1 million, or 31.9%.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At		At
	September 30,		December 31,
	2023		2022
(In thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$438,039	32.74%	$453,592	31.41%
Commercial	176,817	13.22%	216,931	15.02%
Enterprise value	432,449	32.33%	438,745	30.38%
Digital asset (1)	15,247	1.14%	40,781	2.82%
Residential real estate	7,444	0.56%	8,165	0.57%
Construction and land development	95,327	7.13%	72,267	5.00%
Consumer	315	0.02%	391	0.03%
Mortgage warehouse	172,051	12.86%	213,244	14.77%
	1,337,689	100.00%	1,444,116	100.00%
Allowance for credit losses - loans	(24,023)		(28,069)
Net loans	$1,313,666		$1,416,047

(1)Includes $15.2 million and $26.5 million in loans secured by cryptocurrency mining rigs at September 30, 2023 and December 31, 2022, respectively. The remaining balances consist of digital asset lines of credit.

Other Repossessed Assets. Other repossessed assets decreased $6.1 million due to the sale of repossessed cryptocurrency mining rigs. There were no other repossessed assets at September 30, 2023.

Deposits. Total deposits increased $210.1 million, or 16.4%, to $1.49 billion at September 30, 2023 from $1.28 billion at December 31, 2022. This increase included an increase in interest-bearing deposits of $344.9 million, or 45.4%, offset by a decrease in noninterest-bearing deposits of $134.7 million, or 25.9%. The increase in interest-bearing deposits and the decrease in noninterest-bearing deposits was primarily driven by the rising rate environment and customers seeking returns on their deposits. To retain customers, the Bank has increased deposit rates on certain products and seen a shift between noninterest-bearing and interest-bearing deposit accounts as a result.

Interest-bearing deposits increased primarily due to an increase in money market deposits, which increased $222.8 million, or 70.0%, an increase in certificates of deposit of $119.8 million, or 78.0%, and an increase in regular savings deposits of $36.1 million, or 25.4%. The increase in money market deposits was primarily driven by an increase in deposits from BaaS customers. The increase in certificates of deposit was primarily driven by increased utilization of brokered certificates of deposit, which increased $99.9 million, or 83.2%, and were $220.0 million at September 30, 2023, compared to $120.1 million at December 31, 2022. Regular savings deposits increased, primarily due to the Bank obtaining deposits on a national exchange.

Included in the increase in total deposits was an increase of $163.6, or 159.2% million in specialty deposits, which were $266.4 million as of September 30, 2023, compared to $102.8 million as of December 31, 2022. Specialty deposits consist of deposits from BaaS and digital asset customers and span various product types, including demand, money market, and savings deposits. BaaS deposits totaled $213.9 million as of September 30, 2023 which represents a $168.6 million increase from December 31, 2022. Digital asset deposits totaled $52.5 million as of September 30, 2023, which represents a $5.0 million, or 8.7%, decrease from $57.5 million as of December

31, 2022. Management continues to refine the eligibility criteria for specialty deposit relationships and will exit when deemed appropriate. As a result of review and refinement of eligibility criteria, three specialty deposit relationships totaling $136.9 million as of September 30, 2023, will be exiting the Bank prior to year-end at the Bank’s request. The relationships are currently deemed volatile and are included in the amount being held as cash in short-term investments.

The following table is a summary of deposit balances by account type at the dates indicated:

	At	At
	September 30,	December 31,
(In thousands)	2023	2022
Noninterest-bearing:
Demand (1)	$385,488	$520,226
Interest-bearing:
NOW	111,786	145,533
Regular savings	177,865	141,802
Money market deposits	541,200	318,417
Certificates of deposit:
Certificate accounts of $250,000 or more	21,027	11,449
Certificate accounts less than $250,000	252,359	142,155
Total interest-bearing (2)	1,104,237	759,356
Total deposits (3)	$1,489,725	$1,279,582

(1)Noninterest-bearing deposits included $15.6 million and $40.2 million in BaaS deposits as of September 30, 2023 and December 31, 2022, respectively. Noninterest-bearing deposits included $52.5 million and $40.3 million in digital assets deposits as of September 30, 2023 and December 31, 2022, respectively.

(2)Interest-bearing deposits included $198.3 million in BaaS deposits and no digital assets deposits as of September 30, 2023. As of December 31, 2022, there were $5.0 million and $17.2 million interest-bearing BaaS and digital asset deposits, respectively.

(3)Of total deposits as of September 30, 2023 and December 31, 2022, the FDIC insured approximately 57% and 55%, respectively, and the remaining 43% and 45%, respectively, were insured through the DIF. The DIF is a private, industry-sponsored insurance fund that insures all deposits above FDIC limits at member banks.

Borrowings. Borrowings decreased $37.1 million, or 29.3%, to $89.7 million at September 30, 2023, from $126.8 million at December 31, 2022. The decrease was primarily driven by a decrease in overnight borrowings. During 2023 we have been able to use excess cash from loan repayments to fund our operations.

Shareholders’ Equity. As of September 30, 2023, shareholders’ equity was $217.6 million compared to $207.5 million at December 31, 2022, which represented an increase of $10.1 million, or 4.8%. The increase was primarily due to net income of $8.0 million. Also contributing to the increase was a one-time, cumulative-effect adjustment for the adoption of CECL which increased retained earnings by $696,000. Shareholders’ equity also increased due to stock-based compensation expense of $981,000, and employee stock ownership plan shares earned of $568,000, partially offset by other comprehensive loss of $193,000.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated:

	At	At
	September 30,	December 31,
(Dollars in thousands)	2023	2022
Non-accrual loans:
Commercial real estate	$155	$56
Commercial	235	101
Enterprise value	4,114	92
Digital asset	15,247	26,488
Residential real estate	381	227
Construction and land development	—	—
Consumer	4	—
Mortgage warehouse	—	—
Total non-accrual loans	20,136	26,964
Accruing loans past due 90 days or more	—	—
Other repossessed assets	—	6,051
Total non-performing assets	$20,136	$33,015

Total loans (1)	$1,337,689	$1,444,116
Total assets	$1,808,440	$1,636,381
Total non-performing loans to total loans (1)	1.51%	1.87%
Total non-performing assets to total assets	1.11%	2.02%

(1)Loans are presented at amortized cost.

The increase in the non-accrual enterprise value loan balances for the nine-month period ended September 30, 2023 was primarily related to the downgrade of one $4.0 million enterprise value loan relationship. The decrease in the non-accrual digital asset balance at September 30, 2023, was primarily related to paydowns in our portfolio of loans secured by cryptocurrency mining rigs, the payoff of a $4.8 million loan secured by cryptocurrency mining rigs during the first quarter of 2023, and the payoff of a $5.7 million line of credit during the second quarter of 2023.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2023	2022
Allowance at beginning of period	$28,069	$19,496
Impact of adopting ASC 326	(2,588)	—
Credit loss expense - loans	2,090	57,398
Charge-offs:
Commercial real estate	1	—
Commercial	168	1,338
Enterprise value	3,566	351
Digital asset	—	46,350
Residential real estate	—	—
Construction and land development	—	—
Consumer	36	52
Mortgage warehouse	—	—
Total charge-offs	3,771	48,091

Recoveries:
Commercial real estate	—	—
Commercial	160	131
Enterprise value	49	88
Digital asset	—	—
Residential real estate	5	—
Construction and land development	—	—
Consumer	9	24
Mortgage warehouse	—	—
Total recoveries	223	243

Net charge-offs	3,548	47,848

Allowance at end of period	$24,023	$29,046

Non-performing loans at end of period	$20,136	$21,567
Total loans outstanding at end of period (1)	1,337,689	1,507,497
Average loans outstanding during the period (1)	1,355,086	1,487,273

Allowance to non-performing loans	119.30%	134.68%
Allowance to total loans outstanding at end of period	1.80%	1.93%
Net charge-offs to average loans outstanding during the period (annualized)	0.35%	4.29%

(1) Loans are presented at amortized cost.

A credit loss expense for loans of $2.1 million was recognized for the nine months ended September 30, 2023, compared to a credit loss expense of $57.4 million for the nine months ended September 30, 2022, which represents a decrease of $55.3 million, or 96.4%. The credit loss expense for the nine months ended September 30, 2023 was primarily driven by the need to replenish the allowance due to net charge-offs of $3.6 million that occurred during the quarter ended March 31, 2023 in the enterprise value portfolio. The expense was partially offset by improvements in the near-term Gross Domestic Product (“GDP”) and unemployment rate forecasts, as well as a reduction of the loan balances in the commercial real estate, commercial, and enterprise value loan portfolios. The credit loss expense of $57.4 million for the nine months ended September 30, 2022 was primarily caused by volatility in the Bitcoin markets during the second half of 2022, resulting in net charge-offs of $47.8 million for the nine months ended September 30, 2022.

Net charge-offs decreased $44.3 million, to $3.5 million for the nine months ended September 30, 2023 from $47.8 million for the nine months ended September 30, 2022. The reduction in net charge-offs was due primarily to the digital asset portfolio charge-offs caused by volatility in the Bitcoin markets in 2022, partially offset by $3.6 million in charge-offs related to the enterprise value loan portfolio during the first quarter of 2023.

Results of Operations for the Quarter Ended September 30, 2023 and 2022

General. Net income for the quarter ended September 30, 2023 was $2.5 million compared to net loss of $35.3 million for the quarter ended September 30, 2022, which represented an increase of $37.8 million, or 107.0%. The increase in net income was primarily driven by a decrease in the credit loss expense, partially offset by an increase in interest expense.

Interest and Dividend Income. Interest and dividend income increased $2.5 million, or 12.2%, to $23.2 million for the quarter ended September 30, 2023 from $20.7 million for the quarter ended September 30, 2022 due to rising interest rates and an increase in the average balance of short-term investments. The rising interest rates and increased balances of short-term investments resulted in interest earned on short-term investments of $3.2 million for the quarter ended September 30, 2023, compared to $357,000 for the quarter ended September 30, 2022. Interest earned on loans decreased $336,000, or 1.7%, to $19.8 million for the quarter ended September 30, 2023, compared to $20.1 million for the quarter ended September 30, 2022. The decrease in interest earned on loans was due to the $200.0 million, or 13.1%, reduction in the average balance of loans to $1.33 billion for the quarter ended September 30, 2023 from $1.53 billion for the quarter ended September 30, 2022. The decrease in interest earned on loans was partially offset by a 69 basis point increase in the yield on loans to 5.97% for the quarter ended September 30, 2023, compared to 5.28% for the quarter ended September 30, 2022.

Interest Expense. Interest expense increased $8.4 million to $9.3 million for the quarter ended September 30, 2023, from $952,000 for the quarter ended September 30, 2022. The increase was primarily due to rising interest rates and a larger proportion of higher-cost money market accounts, certificates of deposit, and savings accounts in the portfolio. Rising interest rates resulted in an increase in the cost of interest-bearing deposits of 297 basis points to 3.41% for the quarter ended September 30, 2023, compared to 0.44% for the quarter ended September 30, 2022. The increase in interest expense was also driven by an increase in the average balance of interest-bearing deposits of $305.0 million, or 39.8%, to $1.07 billion for the quarter ended September 30, 2023, compared to $765.4 million for the quarter ended September 30, 2022.

Net Interest and Dividend Income. Net interest and dividend income decreased by $5.9 million, or 29.7%, to $13.9 million for the quarter ended September 30, 2023, from $19.8 million for the quarter ended September 30, 2022. The decrease in net interest and dividend income was primarily the result of an increase in the average balance of interest-bearing liabilities of $310.6 million, or 39.6%, and a decrease in the average balance of interest-earning assets of $15.6 million, or 1.0%, coupled with a decrease in net interest margin of 141 basis points to 3.44% for the quarter ended September 30, 2023, compared to 4.85% for the quarter ended September 30, 2022.

Credit loss benefit/expense. A credit loss benefit of $156,000 was recognized for the quarter ended September 30, 2023, compared to a credit loss expense of $56.3 million for the quarter ended September 30, 2022. The credit loss benefit derived from loans was primarily due to reduced loan balances in the commercial and enterprise value loan portfolios and improvements in the near-term GDP and unemployment rate forecasts. The credit loss benefit was partially offset by an increase in the reserve for individually analyzed loans of $483,000 within the enterprise value portfolio. The credit loss expense of $56.3 million for the quarter ended September 30, 2022 was driven by volatility in the Bitcoin markets during the second half of 2022, resulting in net charge-offs of $46.2 million relating to loans secured by cryptocurrency mining rigs. The credit loss benefit derived from off-balance sheet credit exposure was primarily due to the funding of construction and land development loans as well as the closure of unutilized lines of credit.

Noninterest Income. Noninterest income was $1.8 million for the quarter ended September 30, 2023, which represents an increase of $426,000, or 31.8%, compared to the quarter ended September 30, 2022. The increase was due to increases in service charges and fees and customer service fees on deposit accounts. Service charges and fees increased $289,000, or 130.2%, to $511,000 for the quarter ended September 30, 2023, compared to $222,000 for the quarter ended September 30, 2022, primarily due to income from loan payoff charges on commercial real estate loans. Customer service fees on deposit accounts increased $114,000, or 14.4%, to $903,000 for the quarter ended September 30, 2023, compared to $789,000 for the quarter ended September 30, 2022, primarily due to increased implementation and activity fees charged to BaaS customers, partially offset by fees generated from customer debit card usage. BaaS implementation and activity fees on deposit accounts was $357,000 for the quarter ended September 30, 2023, compared to $105,000 for the quarter ended September 30, 2022.

Noninterest Expense. Noninterest expense was $12.7 million, which represents an increase of $671,000, or 5.6%, compared to the quarter ended September 30, 2022. The increase in noninterest expense was primarily due to increases in deposit insurance expense, professional fees, marketing expense, salaries and employee benefits, and software depreciation and implementation, partially offset by a decrease in other expenses. Deposit insurance increased $339,000, or 210.6%, to $500,000 for the quarter ended September 30, 2023, from $161,000 for the quarter ended September 30, 2022, due to an increase in the FDIC’s insurance assessment rate schedules. Professional fees increased $298,000, or 40.5%, to $1.03 million for the quarter ended September 30, 2023, from $736,000 for the quarter ended September 30, 2022, primarily due to an increase in audit and compliance costs. Marketing fees increased $137,000, or 207.6%, to $203,000 for the quarter ended September 30, 2023, from $66,000 for the quarter ended September 30, 2022, primarily due to increased advertising. Salaries and employee benefits increased $123,000, or 1.6%, to $7.8 million for the quarter ended September 30, 2023, from $7.7 million for the quarter ended September 30, 2022, due to increased staff. Software depreciation and implementation increased $111,000, or 27.9%, to $509,000 for the quarter ended September 30, 2023, due to software licenses needed for increased staff to support strategic initiatives within the deposit products and services. Other expenses decreased $291,000, or 25.8%, to $837,000 for the quarter ended September 30, 2023, primarily due to elevated loan servicing expenses relating to loans secured by cryptocurrency mining rigs for the quarter ended September 30, 2022.

Income Tax Benefit. We recorded income tax expense of $628,000 for the quarter ended September 30, 2023, reflecting an effective tax rate of 20.3%, compared to an income tax benefit of $12.0 million for the quarter ended September 30, 2022, reflecting an effective tax rate of 25.3%.

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

	For the Three Months Ended
	September 30, 2023			September 30, 2022
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (6)	Balance	Paid	Rate (6)
Assets:
Interest-earning assets:
Loans (1)(2)	$1,327,373	$19,811	5.97%	$1,526,917	$20,147	5.28%
Short-term investments	257,580	3,184	4.94%	70,178	357	2.03%
Debt securities available-for-sale	27,363	188	2.75%	30,950	190	2.46%
Federal Home Loan Bank stock	1,902	45	9.46%	1,752	13	2.97%
Total interest-earning assets	1,614,218	23,228	5.76%	1,629,797	20,707	5.08%
Non-interest earning assets	103,453			97,342
Total assets	$1,717,671			$1,727,139
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$184,239	$1,021	2.22%	$157,096	$80	0.20%
Money market accounts	551,344	5,207	3.78%	299,214	428	0.57%
NOW accounts	103,966	181	0.70%	243,426	171	0.28%
Certificates of deposit	230,884	2,704	4.68%	65,689	167	1.02%
Total interest-bearing deposits	1,070,433	9,113	3.41%	765,425	846	0.44%
Borrowings
Short-term borrowings	14,897	196	5.26%	5,564	34	2.44%
Long-term borrowings	9,741	31	1.27%	13,500	72	2.13%
Total borrowings	24,638	227	3.69%	19,064	106	2.22%
Total interest-bearing liabilities	1,095,071	9,340	3.41%	784,489	952	0.49%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	391,917			681,681
Other noninterest-bearing liabilities	13,864			17,343
Total liabilities	1,500,852			1,483,513
Total equity	216,819			243,626
Total liabilities and
equity	$1,717,671			$1,727,139
Net interest income		$13,888			$19,755
Interest rate spread (3)			2.35%			4.59%
Net interest-earning assets (4)	$519,147			$845,308
Net interest margin (5)			3.44%			4.85%
Average interest-earning assets to interest-bearing liabilities	147.41%			207.75%

(1)Interest earned/paid on loans includes mortgage warehouse loan origination fee income of $199,000 and $260,000 for the quarters ended September 30, 2023 and September 30, 2022, respectively.

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

	For the Three Months Ended September 30, 2023
	Compared to the Three Months Ended September 30, 2022
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$2,469	$(2,805)	$(336)
Short-term investments	986	1,841	2,827
Debt securities available-for-sale	21	(23)	(2)
Federal Home Loan Bank stock	31	1	32
Total interest-earning assets	3,507	(986)	2,521
Interest-bearing liabilities:
Savings accounts	925	16	941
Money market accounts	4,154	625	4,779
NOW accounts	148	(138)	10
Certificates of deposit	1,495	1,042	2,537
Total interest-bearing deposits	6,722	1,545	8,267
Borrowings
Short-term borrowings	66	96	162
Long-term borrowings	(24)	(17)	(41)
Total borrowings	42	79	121
Total interest-bearing liabilities	6,764	1,624	8,388
Change in net interest income	$(3,257)	$(2,610)	$(5,867)

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

General. Net income for the nine months ended September 30, 2023 was $8.0 million compared to net loss of $24.2 million for the nine months ended September 30, 2022, which represented an increase of $32.2 million, or 133.2%. The increase in net income was primarily driven by a decrease in the credit loss expense, partially offset by an increase in interest expense.

Interest and Dividend Income. Interest and dividend income increased $8.4 million, or 14.4%, to $66.7 million for the nine months ended September 30, 2023, compared to $58.3 million for the nine months ended September 30, 2022. The increase was primarily driven by an increase in interest on short-term investments of $5.7 million and an increase in interest and fees on loans of $2.6 million, or 4.5%. The yield on short-term investments increased 410 basis points to 4.87% for the nine months ended September 30, 2023, compared to 0.77% for the nine months ended September 30, 2022. The yield on loans increased 75 basis points to 5.85% for the nine months ended September 30, 2023, compared to 5.10% for the nine months ended September 30, 2022. The average balance of loans decreased $132.2 million, or 8.9%, to $1.36 billion for the nine months ended September 30, 2023, from $1.49 billion for the nine months ended September 30, 2022.

Interest Expense. Interest expense increased $20.1 million to $22.1 million for the nine months ended September 30, 2023, from $2.0 million for the nine months ended September 30, 2022. The increase was primarily due to rising interest rates, which resulted in increased costs of interest-bearing deposits and borrowings. The cost of interest-bearing deposits increased of 260 basis points to 2.90% for the nine months ended September 30, 2023, compared to 0.30% for the nine months ended September 30, 2022. The increase in interest expense was also driven by an increase in the average balance of interest-bearing deposits of $159.4 million, or 20.2%, to $950.2 million for the nine months ended September 30, 2023, compared to $790.8 million for the nine months ended September 30, 2022. The cost of borrowings increased 184 basis points to 3.94% for the nine months ended September 30, 2023, compared to 2.10% for the nine months ended September 30, 2022, primarily due to higher interest rates and an increase in the average total borrowings of $33.1 million, or 211.6%, to $48.8 million for the nine months ended September 30, 2023.

Net Interest and Dividend Income. Net interest and dividend income decreased by $11.7 million, or 20.7%, to $44.6 million for the nine months ended September 30, 2023 from $56.3 million for the nine months ended September 30, 2022. The decrease in net interest and dividend income was primarily the result of an increase in the average balance of interest-bearing liabilities of $192.6 million, or 23.9%, for the nine months ended September 30, 2023, and a decrease in the average balance of interest-earning assets of $99.2 million, or 6.0%, coupled with a decrease in net interest margin of 71 basis points to 3.80%.

Credit loss expense. A credit loss expense of $556,000 was recognized for the nine months ended September 30, 2023, compared to a credit loss expense of $57.4 million for the nine months ended September 30, 2022, which represents a decrease of $56.8 million, or 99.0%. The credit loss expense of $556,000 for the nine months ended September 30, 2023 was based on the current expected credit loss model, as opposed to the incurred loss model utilized prior to 2023, and was due to charge-offs in the enterprise value portfolio during the first quarter of 2023, followed by reduced loan balances and improving near-term GDP and unemployment rate forecasts causing a credit loss benefit during the second and third quarter of 2023. The credit loss expense of $57.4 million for the nine months ended September 30, 2022 was primarily caused by net charge-offs of $47.8 million.

Noninterest Income. Noninterest income was $5.4 million for the nine months ended September 30, 2023, which represents an increase of $1.2 million, or 28.6%, compared to the nine months ended September 30, 2022. The increase was due to customer service fees on deposit accounts, service charges and fees, and other income, partially offset by a decrease in gain on loans sold. Customer service fees on deposit accounts increased $662,000, or 33.3%, to $2.7 million for the nine months ended September 30, 2023, due to implementation and activity fees charges to BaaS customers. BaaS implementation and activity fees on deposit accounts were $840,000 for the nine months ended September 30, 2023, compared to $184,000 for the nine months ended September 30, 2022. Service charges and fees increased $439,000 to $1.5 million for the nine months ended September 30, 2023, due to income from loan payoff charges on commercial real estate loans. Other income increased $330,000 primarily due to gains on sales of other repossessed assets and insurance proceeds received for replacement of damaged equipment. Gain on loans sold decreased $272,000 primarily due to the sale of residential mortgage loans in June 2022. No loans were sold in 2023.

Noninterest Expense. Noninterest expense was $38.7 million for the nine months ended September 30, 2023, which represents an increase of $3.9 million, or 11.3%, compared to $34.8 million for the nine months ended September 30, 2022. The increase was due to salaries and employee benefits, professional fees, deposit insurance expense, and software depreciation and implementation expense, partially offset by decreases in write downs of other assets and receivables and other expenses. Salaries and employee benefits increased $2.3 million, or 10.2%, for the nine months ended September 30, 2023, primarily due to an increase in staff to support strategic initiatives within the deposit products and services. Professional fees increased $1.2 million, or 54.4%, for the nine months ended September 30, 2023 due to increased legal, audit, and compliance costs which were elevated for the first quarter of 2023, due to the events that led to losses recorded during 2022. Deposit insurance increased $680,000, or 145.9%, for the nine months ended September 30, 2023, primarily due to an increase in the FDIC’s insurance assessment rate schedules. Software depreciation and implementation expenses increased $390,000, or 38.3%, for the nine months ended September 30, 2023 primarily due to software licenses needed for increased staff. Write downs of other assets and receivables decreased $395,000 due to a write down of an SBA receivable in the first quarter of 2022. Other expenses decreased $355,000, or 13.0%, for the nine months ended September 30, 2023, primarily due to elevated loan servicing expenses relating to loans secured by cryptocurrency mining rigs for the nine months ended September 30, 2022.

Income Tax Benefit. We recorded income tax expense of $2.8 million for the nine months ended September 30, 2023, reflecting an effective tax rate of 25.6%, compared to an income tax benefit of $7.5 million for the nine months ended September 30, 2022, reflecting an effective tax rate of 23.8%.

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

	For the Nine Months Ended September 30,
	2023			2022
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (6)	Balance	Paid	Rate (6)
Assets:
Interest-earning assets:
Loans (1)(2)	$1,355,086	$59,469	5.85%	$1,487,273	$56,917	5.10%
Short-term investments	179,086	6,545	4.87%	141,984	816	0.77%
Debt securities available-for-sale	28,118	577	2.74%	33,135	555	2.23%
Federal Home Loan Bank stock	2,262	140	8.25%	1,312	21	2.13%
Total interest-earning assets	1,564,552	66,731	5.69%	1,663,704	58,309	4.67%
Non-interest earning assets	106,722			90,648
Total assets	$1,671,274			$1,754,352
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$158,927	$1,540	1.29%	$154,516	$171	0.15%
Money market accounts	460,129	11,669	3.38%	341,019	888	0.35%
NOW accounts	115,568	529	0.61%	233,529	389	0.22%
Certificates of deposit	215,625	6,946	4.30%	61,717	329	0.71%
Total interest-bearing deposits	950,249	20,684	2.90%	790,781	1,777	0.30%
Borrowings
Short-term borrowings	34,098	1,250	4.89%	2,161	34	2.10%
Long-term borrowings	14,701	191	1.73%	13,500	213	2.10%
Total borrowings	48,799	1,441	3.94%	15,661	247	2.10%
Total interest-bearing liabilities	999,048	22,125	2.95%	806,442	2,024	0.33%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	441,006			688,784
Other noninterest-bearing liabilities	17,880			19,311
Total liabilities	1,457,934			1,514,537
Total equity	213,340			239,815
Total liabilities and
equity	$1,671,274			$1,754,352
Net interest income		$44,606			$56,285
Interest rate spread (3)			2.74%			4.34%
Net interest-earning assets (4)	$565,504			$857,262
Net interest margin (5)			3.80%			4.51%
Average interest-earning assets to
interest-bearing liabilities	156.60%			206.30%

(1)Interest earned/paid on loans includes mortgage warehouse loan origination fee income of $674,000 and $841,000 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

	For the Nine Months Ended September, 2023
	Compared to the Nine Months Ended September 30, 2022
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$7,891	$(5,339)	$2,552
Short-term investments	5,463	266	5,729
Debt securities available-for-sale	114	(92)	22
Federal Home Loan Bank stock	95	24	119
Total interest-earning assets	13,563	(5,141)	8,422
Interest-bearing liabilities:
Savings accounts	1,364	5	1,369
Money market accounts	10,367	414	10,781
NOW accounts	413	(273)	140
Certificates of deposit	4,428	2,189	6,617
Total interest-bearing deposits	16,572	2,335	18,907
Borrowings
Short-term borrowings	100	1,116	1,216
Long-term borrowings	(40)	18	(22)
Total borrowings	60	1,134	1,194
Total interest-bearing liabilities	16,632	3,469	20,101
Change in net interest income	$(3,069)	$(8,610)	$(11,679)

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

The following table presents the estimated changes in net interest income of the Company that would result from changes in market interest rates over twelve-month periods beginning September 30, 2023:

	At
	September 30,
	2023
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
300	$56,289	1.30%
200	56,045	0.90%
100	55,800	0.50%
0	55,540	—
(100)	55,158	(0.70)%
(200)	54,276	(2.30)%
(300)	52,892	(4.80)%

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

The following table presents the estimated changes in EVE of the Company that would result from changes in market interest rates as of September 30, 2023:

	At
	September 30,
	2023
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
300	$254,573	(4.36)%
200	257,138	(3.39)%
100	262,394	(1.42)%
0	266,175	—
(100)	266,357	0.07%
(200)	262,283	(1.46)%
(300)	250,899	(5.74)%

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

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our asset/liability management program, and (5) the amount of volatile deposits. Excess liquid assets are generally invested in interest-earnings deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2023, cash and cash equivalents totaled $366.4 million. Included in cash and cash equivalents are volatile deposits the Company is currently holding as cash in short-term investments. The Company deems deposits as volatile when they meet any of the following criteria: management believes the deposits may not be suitable for funding long-term assets, management has received notice that the deposit customer will exit the Bank, or management believes the deposit amount poses a concentration risk. New BaaS relationships that contribute any deposit amount exceeding 2% of total deposits are deemed volatile. In addition, existing BaaS deposit relationships are individually reviewed for volatility due to the size of the relationships and the need to have access to deposits in a shorter timeframe than traditional deposits.

The Bank deemed $249.7 million deposits as volatile as of September 30, 2023, compared to no deposits deemed volatile as of December 31, 2022. As a result of review of the specialty deposit relationships, three relationships totaling $136.9 million deemed volatile as of September 30, 2023 will be exiting the bank prior to year-end at the Bank’s request.

Securities classified as available-for-sale provide additional sources of liquidity, which totaled $26.2 million at September 30, 2023. Mortgage warehouse loans that have a short-term duration also provide additional sources of liquidity. The balance of mortgage warehouse loans that meets the definition of liquid assets totaled $138.9 million as of September 30, 2023.

At September 30, 2023, we had the ability to borrow $128.9 million from the Federal Home Loan Bank of Boston. On that date, we had $89.7 million in advances outstanding. At September 30, 2023, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $158.0 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At September 30, 2023 and December 31, 2022, we had $18.1 million and $6.1 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at September 30, 2023 and December 31, 2022, we had $190.5 million and $347.7 million in unadvanced funds to borrowers, respectively. We also had $1.1 million and $1.7 million in outstanding letters of credit at September 30, 2023 and December 31, 2022, respectively.

A significant decrease in deposits could result in the Company having to seek other sources of funds, including brokered certificates of deposit, deposits obtained from national exchanges, Federal Home Loan Bank of Boston advances, and borrowings through the borrower-in-custody program with the Federal Reserve Bank of Boston. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay. We believe, however, based on past experience that a significant portion of our deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company maintains access to multiple sources of liquidity. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the FDIC. At September 30, 2023, BankProv exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 11 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Market Risk”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including (i) the Co-President and Co-Chief Executive Officer and (ii) the Co-President and Co-Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including (i) the Co-President and Co-Chief Executive Officer and (ii) the Co-President and Co-Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting as described in Management’s Report Regarding Internal Control Over Financial Reporting in “Item 9A. Controls and Procedures” in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

Remediation

The Company has commenced the implementation of the remediation measures with respect to the material weakness outlined in its Annual Report on Form 10-K for the year ended December 31, 2022 related to digital asset lending practices. As part of its remediation efforts, the Company has:

•been deploying its revised strategic plan approved in the first quarter of 2023 that ceases the origination of new loans secured by cryptocurrency mining rigs;

•developed an appropriate onboarding process for internal conflicts of interest that establishes proper internal controls to sufficiently address the related risks; and

•implemented enhanced procedures, including the annual review and disclosure to the Board of identified internal conflicts of interest as they relate to officers of the Company, and the timely disclosure to the Board of identified potential internal conflicts related to officers of the Company, which should include detail regarding management’s assessment of related risks.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts with respect to the material weakness as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)On March 12, 2021, the Company announced that its Board of Directors had adopted a stock repurchase program under which it would repurchase up to 1,400,000 shares of its common stock, or approximately 7.5% of the then-current outstanding shares. The repurchase program has no expiration date. The Company did not repurchase common stock under the repurchase program during the third quarter of 2023. At September 30, 2023, the Company had 254,521 shares of its common stock available for purchase under this program.

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date: November 13, 2023	/s/ Joseph B. Reilly
Joseph B. Reilly
Co-President and Co-Chief Executive Officer

Date: November 13, 2023	/s/ Carol L. Houle
Carol L. Houle
Co-President and Co-Chief Executive Officer, and Chief Financial Officer