Form 10-K
period 2023-12-31
Provident Bancorp, Inc. /MD/
filed 2024-03-28
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of June 30, 2023, as reported by the Nasdaq Capital Market, was approximately $130.4 million.

The number of shares outstanding of the registrant’s common stock as of March 21, 2024 was 17,659,146.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s proxy statement for the 2024 Annual Meeting of Stockholders (Part III).

i

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

•changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;

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

•our ability to remediate any material weakness in our internal controls over financial reporting;

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

•our ability to retain key employees;

•effects of natural disasters and global pandemics;

•changes in our ability to pay dividends;

•the effects of any U.S. government shutdown;

•the effects of climate change and societal, investor and governmental responses to climate change;

•the effects of social and governance change and societal and investor sentiment and governmental responses to social and governance matters;

•the effects of domestic and international hostilities, including terrorism;

•our ability to control costs and expenses, particularly in relation to the non-discretionary costs associated with operating as a publicly traded company;

•our compensation expense associated with equity allocated or awarded to our employees; and

•changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

PART I

ITEM 1.BUSINESS

Provident Bancorp, Inc.

Provident Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in 2019 to act as the holding company for BankProv (the “Bank”). At December 31, 2023, Provident Bancorp, Inc. had total assets of $1.67 billion, deposits of $1.33 billion and shareholders’ equity of $221.9 million on a consolidated basis.

The Company’s executive offices are located at 5 Market Street, Amesbury, Massachusetts 01913, and the telephone number is (877) 487-2977. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System and the Massachusetts Commissioner of Banks.

BankProv

BankProv, founded in 1828, is a Massachusetts-chartered stock savings bank that offers both traditional and technology-driven banking solutions to its commercial and consumer clients.

BankProv operates from its main office and two branch offices in the Northeastern Massachusetts area, three branch offices in Southeastern New Hampshire and one branch located in Bedford, New Hampshire. The Bank also has a loan production office in Ponte Vedra, Florida. Our primary lending and deposit-gathering area encompasses the Seacoast Region of Northeastern Massachusetts and Southeastern New Hampshire. However, we also receive deposits from our business customers who are located nationwide in addition to our enterprise value and mortgage warehouse loans which are offered nationwide. We attract deposits from the general public and use those funds to originate primarily commercial real estate and commercial business loans, and to invest in securities.

BankProv is subject to regulation and examination by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation (“FDIC”).

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

Market Area and Competition

The Bank faces significant competition both in generating loans and attracting deposits from other commercial banks, savings banks, credit unions, mortgage banking companies, finance companies, online lenders or online banks, and other institutional lenders. Competitive factors considered for loan generation include interest rates, terms offered, loan products offered, services provided and geographic locations. In attracting deposits, the Bank’s primary competitors are savings banks, commercial and co-operative banks, credit unions, internet banks, as well as other nonbank institutions that offer financial alternatives such as brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rates of return, liquidity, and risk, among other factors, such as convenient branch locations, personalized customer service, online and mobile access to accounts and automated teller machines. The Bank’s market area is attractive and entry into the market area by financial institutions previously not competing there has occurred and may continue to occur, which could impact the Bank’s growth or profitability. The Bank’s primary footprint is generally comprised of the Seacoast Region of northeastern Massachusetts and southeastern New Hampshire, as well as the Manchester and Concord region in central New Hampshire. The Bank also performs lending activities and generates related deposits in certain segments, including mortgage warehouse and enterprise value lending, nationwide.

Lending Activities

Commercial Business Loans. We make commercial business loans primarily in our market area to a variety of small- and medium- sized businesses, including professional and nonprofit organizations, and, to a lesser extent, sole proprietorships. At December 31, 2023, commercial business loans were $176.1 million, or 13.1% of our total loan portfolio. As part of our relationship driven focus, we encourage our commercial business borrowers to maintain their primary deposit accounts with us, generally enhancing the overall profitability of the relationship.

Commercial lending products include term loans and revolving lines of credit, which are made with either variable or fixed rates of interest. Variable rates and rates on Small Business Administration (“SBA”) loans (with the exception of SBA Payment Protection Program (“PPP”) loans) are generally based on the prime rate as published in The Wall Street Journal, plus a margin. Initial rates on non-SBA fixed-rate business loans are generally based on a corresponding Federal Home Loan Bank rate, plus a margin. Commercial business loans typically have shorter maturity terms and higher interest rates than commercial real estate loans but may involve more credit risk due to the nature of the collateral. We focus our efforts on originating such loans to experienced borrowers in our growing small- to medium-sized market, including privately-held companies with local or regional businesses and non-profit entities that operate in our market area.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. These loans are generally secured by the assets of the respective borrowers.

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

Our largest commercial business loan at December 31, 2023 totaled $10.7 million, was originated in 2019 and is a renewable energy loan that as of December 31, 2023 was performing in accordance with its original repayment terms. Our second largest commercial business loan totaled $9.9 million, was originated in 2021 and is a commercial line of credit that as of December 31, 2023 was performing in accordance with its original repayment terms. The third largest commercial loan totaled $7.9 million, was originated in 2022 and is a renewable energy loan that as of December 31, 2023 was performing in accordance with its original repayment terms.

Enterprise Value Loans. As of December 31, 2023, enterprise value loans, which we also refer to as search fund lending, merger and acquisition, re-capitalization, and shareholder/partner buyout loans, totaled $433.6 million, or 32.3% of our total loan portfolio, with relationships spanning 28 states. We originate these loans to small- and medium-size businesses in a senior secured position; relying largely on the enterprise value of the business and ongoing cash flow to support operational and debt service requirements. These are fully amortizing term loans (up to seven years) with material levels of equity and/or combination of seller financing behind our senior secured lending.

Our largest enterprise value loan at December 31, 2023 totaled $21.6 million, was originated in 2021 and as of December 31, 2023 was performing in accordance with its original repayment terms. Our second largest enterprise value loan totaled $13.0 million, was originated in 2020 and as of December 31, 2023 was performing in accordance with its original repayment terms. Our third largest enterprise value loan totaled $11.8 million, was originated in 2022 and is part of a larger relationship totaling $17.6 million as of December 31, 2023. The relationship received a modification due to financial difficulty during 2023, which deferred principal payments until the end of the modification period and, as of December 31, 2023, was performing in accordance with its modified repayment terms.

The following table provides information with respect to our enterprise value loans by type at December 31, 2023.

Type of Industry	Balance
(In thousands)
Advertising	$68,221
Consulting services	63,395
Industrial/manufacturing/warehouse	66,697
Information technology and software	27,846
Retail	71,211
Real estate services	33,152
Research and development	10,921
Other	92,190
Total	$433,633

Commercial Real Estate Loans. At December 31, 2023, commercial real estate loans were $468.9 million, or 34.9% of our total loan portfolio. This amount includes $56.5 million of multi-family loans, which we consider a subset of commercial real estate loans, and are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as industrial facilities, retail facilities and office buildings. At December 31, 2023, $167.2 million of our commercial real estate portfolio was secured by owner-occupied commercial real estate, and $301.7 million was secured by non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced investors in our market area. The average outstanding loan in our commercial real estate portfolio was $787,000 as of December 31, 2023, although we originate significantly larger commercial real estate loans, with our ten largest commercial real estate loans having an average balance of $10.8 million at December 31, 2023.

We focus our commercial real estate lending on properties within our primary market areas, but we will originate commercial real estate loans on properties located outside the area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we occasionally will participate in commercial real estate loans with other financial institutions. We ensure such participations are underwritten in accordance with our policies before we will participate in such loans.

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

The following table provides information with respect to our commercial real estate loans by type at December 31, 2023. The table excludes multi-family loans, discussed below.

Type of Loan	Balance
(In thousands)
Residential one-to-four family	$30,341
Mixed use	45,241
Office	56,482
Retail	23,912
Industrial/manufacturing/warehouse	80,220
Hotel/motel/inn	17,809
Mobile home/park	32,763
Self-storage facility	56,620
Other commercial real estate	69,017
Total	$412,405

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

Our largest commercial real estate loan at December 31, 2023 was $17.2 million, was originated in 2021 and is secured by a self-storage facility. Our second largest commercial real estate loan at December 31, 2023 was $15.8 million, was originated in 2013 and is secured by an office building. Our third largest commercial real estate loan at December 31, 2023 was $15.4 million, was originated in 2019 and is secured by a cooperative housing complex. All of the collateral securing these loans is located in our primary lending area. At December 31, 2023, all of these loans were performing in accordance with their original repayment terms.

Multi-Family Loans. At December 31, 2023, multi-family loans were $56.5 million, or 4.2% of our total loan portfolio. We seek to originate new multi-family loans to experienced investors in our market area. Our multi-family loans are generally secured by properties consisting of five to fifteen units. The average outstanding loan size in our multi-family portfolio was $665,000 as of December 31, 2023. We generally do not make multi-family loans outside our primary market areas. In addition to originating these loans, we also participate in multi-family loans with other financial institutions. We verify whether such participations are underwritten in accordance with our policies before we will participate in such loans.

We originate a variety of fixed- and adjustable-rate multi-family loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are indexed to the corresponding Federal Home Loan Bank borrowing rate plus a margin. Most of our adjustable-rate multi-family loans adjust every five years and amortize over terms of 20 to 25 years. We generally include pre-payment penalties on multi-family loans we originate.

If we foreclose on a multi-family loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on multi-family loans can be unpredictable and substantial.

Our largest multi-family loan at December 31, 2023 was $7.7 million and was originated in 2021. At December 31, 2023, this loan was performing in accordance with its original repayment terms.

Construction and Land Development Loans. At December 31, 2023, construction and land development loans were $77.9 million, or 5.8% of our total loan portfolio, primarily consisting of $74.1 million of commercial real estate and multi-family construction loans. At December 31, 2023, $74.1 million of our commercial and multi-family construction loans are expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.

We primarily make construction loans for commercial development projects, including hotels, condominiums and single-family residences, small industrial buildings, retail and office buildings and apartment buildings. Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be repaid in full.

We also originate construction and site development loans to contractors and builders to finance the construction of single-family homes and subdivisions. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to maintain an appropriate balance between home sales and new loan originations. We generally limit the maximum number of speculative units (units that are not pre-sold) approved for each project to two units and we diversify the risk associated with speculative construction lending by doing business with experienced builders in our market area.

Residential construction loans include single-family tract construction loans for the construction of entry-level residential homes. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable rates of interest based on The Wall Street Journal prime rate plus a margin. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by our approved inspectors warrant.

Our largest construction and land development loan at December 31, 2023 was $16.1 million, was originated in 2021 and is secured by an entertainment resort. At December 31, 2023, this loan was performing in accordance with its original repayment terms.

Mortgage Warehouse Loans. Our mortgage warehouse lending business has a national platform with relationship managers across the United States that offers Master Repurchase Agreement facilities (“facilities”) to independent non-bank mortgage origination companies, which allow them to fund the closing of residential mortgage loans. Each facility advance is fully collateralized by a security interest in one- to four-family residential mortgage loans and is further enhanced by deposit balances. The primary source of repayment of the facilities is the sale of the underlying mortgage loans to outside investors, which typically occurs within 15 days, with the exception of construction loans which generally take longer to pay off due to the nature of the loan. These investors can include Federal National Mortgage Association/Federal Home Loan Mortgage Corporation and Government National Mortgage Association, as well as other large financial institutions.

We approve facilities to non-bank mortgage origination borrowers by conducting a thorough due diligence review of the company and its ownership to assess their financial liquidity and regulatory risk profiles. We use a proprietary risk based scoring model to underwrite the companies which correlates to our internal regulatory loan risk grading system and continually monitor companies’ performance through both internal and external financial management and quality reviews. At December 31, 2023, mortgage warehouse loans were $166.6 million, or 12.4% of our total loan portfolio.

Digital Asset Loans. The Bank has ceased originating loans to digital asset customers. At December 31, 2023 the outstanding balance of digital asset loans was $12.2 million, or 0.9% of our total loan portfolio, and consisted of one portfolio loan. This loan is secured by cryptocurrency mining equipment, the United States dollar value of Bitcoin held in control accounts, an interest in a joint venture partnership, and cash held at the Bank.

Loan Underwriting Risks

Commercial Business Loans. Commercial business loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and the collateral securing these loans may fluctuate in value, and thus have a higher risk profile than a typical real estate-secured loan. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment, the value of which may depreciate over time, may be more difficult to appraise and may be more susceptible to fluctuation in value. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. These types of loans are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.

Enterprise Value Loans. Enterprise value loans may expose us to a greater risk of non-payment and loss than traditional commercial business loans because: (1) repayment of such loans may be dependent upon the successful execution of the borrower’s business plan, which may include new management and be based on projected cash flows that may include business synergies, cost savings, and revenue growth that have yet to be realized; (2) they may require additional financing from their private equity sponsors or others, a successful sale to a third party, a public offering, or some other form of liquidity event; or (3) in the event of default and liquidation, there may be reliance on the sale of intangible assets that may have insufficient value to repay the debt in full.

Commercial Real Estate and Multi-Family Loans. Loans secured by commercial real estate and multi-family properties generally have larger balances and thus involve a greater degree of risk. In addition, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss. A primary concern in commercial real estate and multi-family lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. We monitor cash flows on income producing properties by requiring borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate and multi-family loans. We also consider and review a global cash flow analysis of the borrower, the net operating income of the property, the borrower’s expertise, credit history, and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.

In accordance with our loan policy, an environmental phase one report may be obtained when the possibility exists that hazardous materials may have existed on a site, or a site may have been impacted by adjoining properties that handled hazardous materials. These types of loans are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment.

Further, if we foreclose on a commercial real estate or multi-family loan, our holding period for the collateral may be longer because there are fewer potential purchasers of the collateral, which can result in substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.

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

Construction lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. A discounted cash flow analysis is utilized for determining the value of any construction project of five or more units. Our ability to continue to originate a significant amount of construction loans is dependent on the strength of the housing market in our market areas.

Land loans secured by improved lots generally involve greater risks because land loans are difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full payment. These types of loans are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.

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

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying collateral also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment caps.

Loan Originations, Purchases and Sales

We have grown our loan portfolio by developing expertise for customers who typically have not been supported by larger financial institutions but whose business needs are usually too complex for smaller institutions. Loan originations come from a variety of sources, including current customers, business development by our relationship managers, walk-in traffic, our website, networking events and referrals from customers, employees, directors, business owners, investors, entrepreneurs, builders, realtors, and other professional third parties, including brokers. Loan originations are further supported by lending services offered through cross-selling and employees’ community service.

Historically, we generally originated loans for our portfolio. We occasionally sell participation interests in commercial real estate loans and commercial business loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits. We sold portions of loans totaling $3.0 million and $6.2 million for the years ended December 31, 2023 and 2022, respectively, and as of December 31, 2023 we were servicing $17.3 million of commercial real estate and commercial business loans for others.

We purchased $4.6 million in loan participations during the year ended December 31, 2023 and as of that date had outstanding purchased loan participations totaling $24.2 million. We did not have any loan participation purchases for the year ended December 31, 2022.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by BankProv’s Board of Directors and management. BankProv’s Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. All loans require the approval of a minimum of two lending officers, one of which must be a Senior Vice President or above (the exceptions are borrowing relationships of $25,000 and below, as well as borrowing relationships that are 100% cash secured, which can be approved by one officer with sufficient authority for that loan type). For loan relationships below $2.0 million, approval is required by designated individuals with delegated loan authority as identified within our loan policy. Our loan policy dictates that for loan relationships between $2.0 million and $3.0 million approval is required by two of the following members of our Credit Committee: Chief Executive Officer, Chief Financial Officer, Chief Lending Officer and/or Chief Credit Officer. Loan relationships exceeding $3.0 million in exposure that do not involve exceptions to policy must be authorized by the Credit Committee. Loan relationships exceeding $3.0 million in exposure that involve exceptions to policy, including loans in excess of our internal loans-to-one borrower limitation, must be authorized by BankProv’s Risk Committee of the Board of Directors. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or board committee prior to commitment. Exceptions are reported to the Board of Directors quarterly.

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. Our regulatory limit on loans-to-one borrower is assessed quarterly and was $40.9 million at December 31, 2023. In addition, we generally establish our internal loans-to-one borrower limit as 90% of our regulatory limit. This amount was $36.8 million as of December 31, 2023, with loans greater than this amount requiring approval by BankProv’s Risk Committee of the Board of Directors.

At December 31, 2023, our largest lending relationship consisted of four enterprise value commercial loans with a total exposure of $36.4 million, secured by all business assets. The loans in this relationship were performing in accordance with their original repayment terms at December 31, 2023. Our second largest lending relationship had a total exposure of $31.3 million and consisted of $14.7 million in exposure on eight construction and land development loans, $16.3 million in exposure on eight commercial real estate loans, and one commercial business loan with a total exposure of $328,000. This relationship was performing in accordance with its original repayment terms at December 31, 2023. Our third largest lending relationship had a total exposure of $27.9 million and consisted of $24.7 million in exposure on eight commercial business loans and $3.2 million on one commercial real estate loan. This relationship was performing in accordance with its original repayment terms at December 31, 2023.

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal government bonds, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our Federal Home Loan Bank borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2023.

At December 31, 2023, our investment portfolio had a fair value of $28.6 million, and consisted of U.S. Government Agency asset- and mortgage-backed securities, and state and municipal bonds.

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

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston and Federal Reserve Bank of Boston (“FRB”), brokered deposits, and listing services, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and manage our cost of funds. In addition, funds are derived from scheduled loan payments, investment securities maturities and sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts. The majority of our deposits are from depositors who reside in our primary market areas. However, a significant portion of our brokered deposits and listing service deposits, described below, are from depositors located outside our primary market areas. We also receive out-of-market deposits from our nationwide business customers. Deposits are attracted through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area, and we encourage our commercial borrowing customers to maintain their deposit relationships with us.

The Bank’s growth efforts for core deposits (which we define as all deposits except for certificates of deposit) include a variety of strategies, primarily centered on proactive engagement with our customers. Our investment in technology has enabled us to better serve commercial customers who demand faster processing times and simplified online interaction. Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, balance sheet liquidity needs, profitability, and relationship preferences. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and services and to periodically offer special rates in order to attract deposits of a specific type or term. We do not price our deposit products to be among the highest rate paying institution in our market area, but instead focus on providing a comprehensive offering of services, accompanied by expertise across our product portfolios, to gather deposits.

Borrowings. We primarily utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock, certain loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2023, we had a borrowing capacity of $126.3 million with the Federal Home Loan Bank of Boston, including an available line of credit of $2.0 million, with $104.7 million in advances outstanding. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in our portfolio.

We also may utilize the FRB Borrower In Custody (“BIC”) program as a source of overnight borrowings. As of December 31, 2023, we had a borrowing capacity of $282.4 million with the FRB with none outstanding.

Personnel

As of December 31, 2023, we had 188 full-time and seven part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good working relationship with our employees.

Subsidiaries

BankProv’s subsidiaries include Provident Security Corporation, 5 Market Street Security Corporation and Prov 1, LLC. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account. Prov 1, LLC was established to engage in any lawful act or activity for which limited liability companies may be organized. A certificate of cancellation for Prov 1 LLC was executed in 2023.

Federal Taxation

General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

Method of Accounting. For federal income tax purposes, we currently report our income and expenses on a calendar year basis using the accrual method of accounting for filing federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions considered “large banks,” effective for taxable years beginning after 1995. The Bank is considered a “large bank” and therefore uses the charge-off method of accounting for bad debt reserves.

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. At December 31, 2023 we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At December 31, 2023, we had $14.8 million of net operating loss carry forward.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2023, we had no capital loss carryovers.

Corporate Dividends. The Company may generally exclude from income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Our federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Financial institutions in Massachusetts are required to file combined income tax returns. The Massachusetts excise tax rate for savings banks is currently 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed. The Company’ state tax returns, as well as those of its subsidiaries, are not currently under audit.

A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. The Bank’s subsidiaries, Provident Security Corporation and 5 Market Street Security Corporation, which engage in securities transactions on their own behalf, are qualified as security corporations. As such, each has received security corporation classification by the Massachusetts Department of Revenue; and does not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.

The New Hampshire Business Profits tax is assessed at the rate of 7.5%. For this purpose, gross business profits generally mean federal taxable income subject to certain modifications provided for in New Hampshire law. The New Hampshire Business Enterprise tax is assessed at 0.55% of the total amount of payroll and certain employee benefits expense, interest expense, and dividends paid to shareholders. The New Hampshire Business Enterprise tax is applied as a credit towards the New Hampshire Business Profits tax.

As a Maryland business corporation, the Company is required to file an annual report with and pay franchise taxes to the state of Maryland.

In addition, we operate in other states, primarily due to our nationwide lending operations. However, the tax obligations in other states related to those operations are not material to our financial condition or results of operations.

SUPERVISION AND REGULATION

General

BankProv is a Massachusetts-chartered stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. BankProv is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its primary federal regulator and primary deposit insurer. BankProv is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. BankProv is a member of the Federal Home Loan Bank of Boston.

The system of regulation and supervision of BankProv establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the Federal Deposit Insurance Corporation, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

Any change in applicable laws or regulations, whether by Congress, the Massachusetts legislature, the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation, or the Federal Reserve Board could have a material adverse impact on the operations and financial performance of Provident Bancorp, Inc. and BankProv. In addition, Provident Bancorp, Inc. and BankProv are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Provident Bancorp, Inc. and BankProv.

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

Massachusetts Banking Laws and Supervision

BankProv, as a Massachusetts-chartered stock savings bank, is regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank. The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to issue stock and to undertake many other activities. Any Massachusetts savings bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to enforcement or supervisory actions. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a savings bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that a bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

The powers that Massachusetts-chartered savings banks can exercise under these laws include, but are not limited to, the following.

Lending Activities. A Massachusetts-chartered savings bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made in accordance with applicable law and regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.

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

Investment Activities. In general, a Massachusetts-chartered savings bank may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the Commonwealth which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. At the present time, BankProv has the authority to invest in equity securities. However, such investment authority is constrained by federal law. See “—Federal Bank Regulation—Investment Activities” for such federal restrictions.

Dividends. A Massachusetts stock savings bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. A Massachusetts savings bank with outstanding preferred stock may not, without the prior approval of the Commissioner of Banks, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or to a fund for the retirement of any preferred stock. For this purpose, net profits mean the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

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

Loans to a Bank’s Insiders. Massachusetts law provides that a Massachusetts financial institution shall comply with Regulation O of the Federal Reserve Board, which generally requires that extensions of credit to insiders and insiders’ related interests:

•be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•not exceed certain limitations on the amount of credit extended to such persons and their related interests, individually and in the aggregate, which limits are based, in part, on the amount of the Massachusetts financial institution’s capital.

Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to enforcement actions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound, or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Massachusetts consumer protection and civil rights statutes applicable to BankProv permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund. BankProv is a member of the Depositors Insurance Fund, a corporation that insures Massachusetts savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks a risk-based assessment on deposit balances in excess of the amounts insured by the Federal Deposit Insurance Corporation.

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

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). BankProv has exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2023, BankProv exceeded the fully phased in regulatory requirement for the capital conservation buffer.

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

As of December 31, 2023, the Bank has not opted into the community bank leverage ratio framework.

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness that set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. All state-chartered Federal Deposit Insurance Corporation-insured banks, including savings banks, are generally limited in their activities as principal and equity investments to activities and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less.

In addition, the Federal Deposit Insurance Corporation is authorized to permit a state bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a state nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if the bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a community bank leverage ratio leverage ratio of 9.0% or greater, or if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 capital ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 capital ratio of less than 3.0%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2023, BankProv was a “well capitalized” institution under the Federal Deposit Insurance Corporation prompt corrective action regulations.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the institution’s holding company must guarantee the performance of that plan in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. If an “undercapitalized” bank fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to: an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks or to dismiss directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced rulemaking to establish a “community bank leverage ratio” adjusted the referenced categories for qualifying institutions that opt into the alternative framework for regulatory capital requirements. Institutions that exceed the community bank leverage ratio would be considered to have met the capital ratio requirements to be “well capitalized” for the agencies’ prompt corrective regulations.

Transaction with Affiliates and the Federal Reserve’s Regulation W. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act, as made applicable to BankProv through Section 18(j) of the Federal Deposit Insurance Act, and Regulation W, as made applicable through Federal Deposit Insurance Corporation regulation. Under Sections 23A and 23B and Regulation W, an affiliate of a bank includes any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except depository institutions and financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such bank’s capital stock and surplus, and with all such covered transactions with all affiliates to an amount equal to 20.0% of such bank’s capital stock and surplus. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. In addition, loans or other extensions of credit by the financial institution to an affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act. Section 23B of the Federal Reserve Act applies to “covered transactions” as well as to certain other transactions, including the provision of services and the sale of assets by a bank to an affiliate, and requires that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable, to the institution or its subsidiary as prevailing at the time for comparable transactions with or involving a non-affiliate.

Loans to Insiders. Sections 22(h) and (g) of the Federal Reserve Act, as made applicable to BankProv through Section 18(j) of the Federal Deposit Insurance Act, and Regulation O, made applicable to BankProv through Federal Deposit Insurance Corporation regulation, place restrictions on loans to a bank’s and its affiliates’ insiders, i.e., executive officers, directors and principal shareholders, and those insiders’ related interests. Under Section 22(h) of the Federal Reserve Act and Regulation O, loans to a director, an executive officer and to a greater than 10.0% shareholder of a financial institution, and these individuals’ related interests, together with all other outstanding loans to such person and his or her related interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal shareholders be made on terms and conditions substantially the same as offered in comparable transactions to persons who are not insiders and also requires prior approval by a majority of the board for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act and Regulation O place additional restrictions on loans to executive officers.

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

Federal Insurance of Deposit Accounts. BankProv is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in BankProv are insured up to a maximum of $250,000 for each separately insured depositor per account ownership category.

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

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Privacy Regulations. Federal regulations generally require that BankProv disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, BankProv is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. BankProv currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act. Under the Community Reinvestment Act, (“CRA”), as implemented by Federal Deposit Insurance Corporation regulations, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the Federal Deposit Insurance Corporation, in connection with its examination of a state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA currently requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. BankProv’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”

On October 24, 2023, the Federal Deposit Insurance Corporation and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the updated CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

Bank Secrecy Act, USA PATRIOT Act, and Anti-Money Laundering Regulations. BankProv is subject to federal anti-money laundering and anti-terrorist financing laws, including the Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), and those laws’ implementing regulations issued by the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”). The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the BSA, Title III of the USA PATRIOT Act implemented measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Together, the BSA and USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other things, of the BSA and the USA PATRIOT Act, and their implementing regulations require banks to: establish anti-money laundering compliance programs that include policies, procedures, and internal controls, the appointment of an anti-money laundering compliance officer, a training program, independent testing, and customer due diligence; file certain reports with FinCEN and law enforcement that are designed to assist in the detection and prevention of money laundering and terrorist financing activities; establish programs specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers; in certain circumstances, comply with enhanced due diligence policies, procedures and controls designed to detect and report money-laundering, terrorist financing and other suspicious activity; monitor account activity for suspicious transactions; and conduct heightened level of review for certain high risk customers or accounts. The USA PATRIOT Act also includes prohibitions on correspondent accounts for foreign shell banks and requires compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

Other Applicable Federal and State Laws and Regulations

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

•Massachusetts Debt Collection Regulations, establishing standards, by defining unfair or deceptive acts or practices, for the collection of debts from persons within the Commonwealth of Massachusetts;

•The General Laws of Massachusetts, Chapter 167E, which governs BankProv’s lending powers; and

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

Federal Home Loan Bank System

BankProv is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. BankProv was in compliance with this requirement at December 31, 2023. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on their stock. The Federal Home Loan Banks are required to provide funds for certain purposes including, for example, contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. In 2023, the Federal Home Loan Bank of Boston paid dividends equal to an annual yield of 7.67%. There can be no assurance that such dividends will continue in the future.

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

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the holding company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well capitalized bank holding companies that meet certain other conditions.

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

In addition, federal regulations provide that no company may acquire control of a bank holding company without the prior approval of the Federal Reserve Board. Control, as defined under the Bank Holding Company Act and Federal Reserve Board regulations, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board. In 2020, the Federal Reserve Board amended its regulations concerning when a company exercises a controlling influence over a bank or bank holding company for purposes of the Bank Holding Company Act. Relevant factors include the company’s voting and nonvoting equity investment in the bank or bank holding company, director, officer and employee overlap, and the scope of business relationships between the company and bank or bank holding company.

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

Risks Related to Our Lending Activities

Our emphasis on commercial business, commercial real estate, real estate, construction and land development lending involves risks that could adversely affect our financial condition and results of operations.

We have a focus on commercial business loans, while continuing to originate commercial real estate, multi-family and construction and land development loans. As of December 31, 2023, our commercial loan portfolio, which includes commercial real estate, enterprise value, commercial business, multi-family, construction and land development and digital asset loans, totaled $1.17 billion, or 87.0% of total loans. As a result, our credit risk profile may be higher than traditional savings institutions that have higher concentrations of one- to four-family residential loans. These types of commercial lending activities, while potentially more profitable than one- to four-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Collateral evaluation and financial statement analysis of these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis.

Commercial business, enterprise value and digital asset loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time, may be illiquid and may fluctuate in value based on the success of the business, guarantor, or market conditions.

The credit risk related to commercial real estate and multi-family loans is considered to be greater than the risk related to one- to four-family residential or consumer loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on commercial real estate loans and multi-family loans typically often depend on the successful operation of the borrower’s business or the income stream of the real estate securing the loan as collateral, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or in the economy, changes in government regulations or changes in the level of interest rates. Federal banking regulatory agencies have issued advisories on managing commercial real estate concentrations in a challenging economic environment. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.

In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. Further, if we foreclose on a commercial real estate or multi-family loan, our holding period for the collateral may be longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.

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

A secondary market for most types of commercial real estate, enterprise value, commercial business, multi-family, construction and land development, and digital asset loans is not readily available, so we generally do not have an economically feasible opportunity to mitigate credit risk by selling part or all of our interest in these loans.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

Regulators have promulgated guidance that provides that a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (1) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (2) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. As of December 31, 2023, our loans of the type described in (2) above represented 256.71% of total Bank capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flows from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The guidance assists banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Although we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, our regulators could require us to implement additional policies and procedures that may result in additional costs to us, may result in a curtailment of our multi-family and commercial real estate lending and/or require that we maintain higher levels of regulatory capital, any of which would adversely affect our loan originations and results of operations.

If our allowance for credit losses for loans is not sufficient to cover actual loan losses, our earnings could decrease.

The Company has an allowance for current expected credit losses on loans maintained through a provision for credit losses charged to expense. This represents our estimate of current expected credit losses based on an evaluation of risks within the portfolio of loans. The level of the allowance represents management’s estimate of current expected credit losses over the contractual life of the existing loan portfolio. The determination of the appropriate level of the allowance inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and current trends and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic and other conditions affecting borrowers, including inflation and interest rates, along with new information regarding existing loans other factors, may indicate the need for a future increase in the allowance. In addition, federal and state regulators periodically review our allowance for credit losses, and as a result of these reviews we may increase our credit loss expense or recognize further loan charge-offs. Material additions to the allowance would materially decrease our net income.

The foreclosure process may adversely impact our recoveries on non-performing loans

The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of many factors including additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize its losses.

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

Risks Related to Our BaaS Activities

Regulatory scrutiny of BaaS solutions and related technology considerations has recently increased.

We provide banking products and services to our financial technology company (“fintech”) partners, which includes providing certain financial services, including payments infrastructure and deposit services. Recently, federal bank regulators have increasingly focused on the risks related to bank and fintech partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. This focus is demonstrated by recent regulatory enforcement actions against other banks that have allegedly not adequately addressed these concerns while growing their BaaS offerings. We could be subject to additional regulatory scrutiny with respect to that portion of our business that could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company.

Furthermore, while a financial institution can benefit from a fintech’s products and technology to reach new customers and previously underserved communities, the financial institution bears ultimate accountability for its partners’ compliance and risk management, including with respect to penalties, fines, and other measures that bank regulatory agencies take in the event of non-compliant activity or risks that are not well controlled. In addition, end customers of fintech may not conduct deposit activity in the same manner as other customers or the fintech itself. In recognition of this risk, in February 2023, the bank regulatory agencies issued joint guidance on liquidity risks related to crypto-asset-related entities, including guidance that financial institutions should actively monitor the liquidity risks inherent in such funding sources and establish and maintain effective risk management and controls commensurate with the level of liquidity risks from such funding sources. Our failure to properly monitor such liquidity risks and/or manage such risk from a regulatory standpoint could subject us to regulatory fines or other penalties, or business or reputational harm, and could adversely affect our financial condition and results of operations.

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

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

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

At December 31, 2023, BankProv met all of these requirements, including the full 2.5% capital conservation buffer.

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

If deposits in excess of Federal Deposit Insurance Corporation insurance limits exceed thresholds established by the Depositors Insurance Fund, we may lose the benefits of excess deposit insurance provided by the Depositors Insurance Fund.

As a Massachusetts savings bank, our deposits are insured in full beyond federal deposit insurance coverage limits by the Depositors Insurance Fund, a private excess deposit insurer created under Massachusetts law. We believe offering full deposit insurance gives us a competitive advantage for individual, corporate and municipal depositors having deposit balances in excess of Federal Deposit Insurance Corporation insurance limits. However, the Depositors Insurance Fund may require member savings banks that pose greater than normal loss exposure risk to the Depositors Insurance Fund to take certain risk-mitigating measures or withdraw from the Depositors Insurance Fund and become a Massachusetts trust company by operation of law, subject to the Commissioner of Banks’ approval. In such an event, we may be required to reduce our level of excess deposits, pay for the reinsurance of our excess deposits, make an additional capital contribution to the Depositors Insurance Fund, provide collateral or take other risk-mitigating measures that the Depositors Insurance Fund may require, which may include entering into reciprocal deposit programs. Reducing our excess deposits by taking any of the above risk-mitigating measures, which allows deposits to run off, reduces our overall level of deposits and increases the extent to which we may need to rely in the future on other, more expensive or less stable sources for funding, including Federal Home Loan Bank advances, which would reduce net income. Shifting excess deposits into reciprocal deposit programs may result in higher funding costs, which also would reduce net income.

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

As a result of recent increases in interest rates, the rates on our deposits have repriced upwards faster than the rates on our long-term loans and investments, which has resulted in compression of our interest rate spread, which has had a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

In addition, as a result of rising interest rates, we have experienced a shift in deposits from lower-cost NOW and demand accounts to higher-cost savings accounts and certificates of deposit. However, the rates we earn on our loans did not increase as rapidly during the year ended December 31, 2023 due to fixed-rate loans where the interest rates did not increase commensurately with the increase in market interest rates.

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

The SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. For example, Chair Gary Gensler has repeatedly remarked on the need for further regulatory oversight on crypto assets, crypto trading, and lending platforms by the SEC. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). Bitcoin and Ethereum are the only crypto assets as to which senior officials at the SEC have publicly expressed such a view. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. With respect to all other crypto assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.

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

We may not properly characterize our activities with respect to any given crypto asset, or that the SEC, foreign regulatory authority, or a court, if the question were presented to it, would agree with our assessment. If the SEC, state or foreign regulatory authority, or a court were to determine that we were facilitating, or engaging in, transactions in unregistered securities, we would not be able to continue such activity, and may determine not to continue similar activities. In addition, we could be subject to judicial or administrative sanctions for our actions in failing to offer or sell the crypto asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm.

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

In 2021, the Bank began offering term loans for companies purchasing specialized digital asset mining equipment but discontinued this type of lending in 2022. As of December 31, 2023 we had $12.3 million of these loans outstanding, compared to $40.8 at December 31, 2022. Under the loan terms the Bank maintains a security in the purchased mining equipment as well as a security interest in the digital assets and cash collateral held in a collateral account to which the borrower is required to allocate a portion of the digital assets that they obtain using the mining equipment, up until the USD-equivalent amounts in the collateral account are equal to or greater than the unpaid balance of the loan. In the event of default the Bank can require the third-party custodian to liquidate the digital assets in the collateral account in United States dollar (“USD”) and repay the respective loan with such proceeds.

These loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by crypto asset collateral that may be illiquid and may fluctuate significantly in value. Failure to properly monitor the value of the collateral may result in our being under-collateralized. In addition, a failure by the custodian to properly or timely liquidate the collateral and/or to properly or timely remit the proceeds of the liquidation to us may result in our recognizing losses. Moreover, collateral held by a custodian or other third-party is subject to theft and/or mis-reporting of the possession of such collateral or the value thereof, which may further result in our recognizing losses.

In addition, these loans are subject to additional risks with respect to the short-term life of the mining equipment securing them. The failure to properly and timely monitor the production from the mining equipment, significant changes in the collateral valuations, casualty losses, or our inability to liquidate the equipment, could increase our potential losses in the event the Bank is required to repossess and sell the equipment to other mining operators.

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

While we believe that our risk management and compliance framework, which includes thorough reviews we conduct as part of our due diligence process (either in connection with onboarding new customers or monitoring existing customers), is reasonably designed to detect any such illicit activities conducted by our potential or existing customers (or, in the case of digital currency exchanges, their customers), we may not be able to detect such illegal activity in all instances. Because the speed, irreversibility and anonymity of certain digital currency transactions make them more difficult to track, fraudulent transactions may be more likely to occur. We may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. If one of our customers were to engage in or be accused of engaging in illegal activities using digital currency, we could be subject to various fines and sanctions, including limitations on our activities, which could also cause reputational damage and adversely affect our business, financial condition and results of operations.

Risks Related to our Business Strategy

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

•we may be required to increase our allowance for credit losses;

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past two years, in response to a pronounced rise in inflation, the Federal Reserve Board has raised certain benchmark interest rates to combat inflation. As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Unrelated bank failures could subject us to increased regulatory scrutiny and higher deposit insurance costs. Additionally, our stock price may be negatively impacted by negative depositor confidence in depository institutions resulting from these failures. Further, if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation. On March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the California Department of Financial Protection and Innovation. These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.

The premiums of the FDICs deposit insurance program are subject to increases based on claims on the fund related to bank failures. Banking regulators have signaled further review of regulatory requirements and the potential for changes to laws or regulations governing banks and bank holding companies. Changes resulting from these events could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and the imposition of additional restrictions through regulatory changes or supervisory or enforcement activities, each of which could have a material impact on our business.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased, brokered certificates of deposit, listing service deposits, and other lines of credit. As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability in accessing these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Our business model may be more highly susceptible than comparably sized banks to fluctuations in our liquidity levels, due to cash needs of customers such as payroll providers, or a decrease in the number of smaller businesses that we service. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and results of operations would be adversely affected.

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

In preparing our periodic reports that we file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is required to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of our stock-based compensation plans, our determination of our income tax provision, and our evaluation of the adequacy of our allowance for credit losses.

Other Risks Related to Our Business

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely on to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and other participants in the financial services industry or we may not prevail in any proceeding or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

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

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.

A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Risk Management and Strategy

As part of our overall Enterprise Risk Management strategy, we maintain a robust Information Technology and Security Management Program (“ITSM”) which includes processes to assess, identify, monitor and manage cybersecurity risks. The program includes provisions for annual cybersecurity risk assessments, ongoing monitoring and testing, as well as annual training for employees, executives, and Board Members. We use the Federal Financial Institutions Examination Council’s (“FFIEC”) cybersecurity assessment tool to identify risks and ascertain cybersecurity preparedness and the National Institute of Standards and Technology’s (“NIST”) Cybersecurity Framework to benchmark our internal policies and procedures against best practices. We engage consultants and auditors to assist in the completion of our annual risk assessment and review of controls related to the ITSM.

The Company also maintains a robust Vendor Risk Management program to manage risks related to third-party relationships in a manner that is consistent with the Company’s strategic goals, organizational objectives, and risk appetite. This includes comprehensive risk and control assessments with respect to the appropriate safeguarding of sensitive information.

To date, there have been no cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, the Bank, our business strategy, results of operations, or financial condition.

Governance

The Board of Directors is responsible for overseeing the development, approval, implementation and maintenance of the ITSM, including overseeing the program’s execution in accordance with the overall strategic goals of the Bank. The Board conducts oversight, in part, through the use of committees. The Risk Management Committee (“RMC”) of the Board of Directors is charged with monitoring and reviewing risk assessments, assurance, testing, and training as well as overseeing the correction of identified deficiencies as they relate to the ITSM. The Company’s Information Security team, with input from the Information Technology and Risk departments, is responsible for incident management, disaster recovery, business continuity and cybersecurity programs and policies. The Bank’s Incident Response Manual and Cyber Incident Policy outline how potential cybersecurity threats or incidents are communicated to the RMC. The RMC is responsible for determining if cybersecurity incidents or threats should be escalated to the Board of Directors. The information security team and the RMC work together to mitigate cybersecurity threats or incidents.

The information security officer (“ISO”) is responsible for cybersecurity under the ITSM and is a licensed Certified Internal Auditor, who has experience with the Massachusetts Division of Banks specializing in information technology examinations. The ISO reports directly to the VP, Operational Risk who was a former Chief Information Security Officer (“CISO”) for the United States segment of a multi-national bank. The Chief Operating Officer, who is a member of the executive team and RMC, is a former CISO and holds both a Certified Fraud Examiner and Certified Information Security Manager certification. The Chair of the RMC of the Board also has multiple certifications in information and cybersecurity, including a Certified Information Systems Security Professional certification.

ITEM 2. PROPERTIES

At December 31, 2023, we conducted business through our main office and six branch offices located in Amesbury and Newburyport, Massachusetts and Bedford, Exeter, Portsmouth and Seabrook, New Hampshire, as well as a loan production office located in Ponte Vedra, Florida. We own five of our offices, including our main office, and lease two of our branch offices as well as a loan production office. At December 31, 2023, the total net book value of our land, buildings, furniture, fixtures, equipment and lease right-of-use assets was $16.8 million.

ITEM 3.LEGAL PROCEEDINGS

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Capital Market under the symbol “PVBC.” The approximate number of holders of record of Provident Bancorp Inc.’s common stock as of March 22, 2023, was 679. Certain shares of Provident Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(e) Stock Repurchases. On March 12, 2021, the Company announced that its Board of Directors had adopted a stock repurchase program under which it would repurchase up to 1,400,000 shares of its common stock, or approximately 7.5% of the then-outstanding shares. The repurchase program has no expiration date. As of December 31, 2023, the Company had repurchased 1,145,479 shares of its outstanding common stock under this program, however, the Company did not repurchase any shares of its outstanding common stock under this program during the year ended December 31, 2023.

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

Allowance for Credit Losses for Loans.

On January 1, 2023, the company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended (“ASC 326”), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance-sheet (“OBS”) credit exposures such as loan commitments and standby letters of credit. The Company adopted ASC 326 using the modified retrospective method, therefore, the results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The allowance for credit losses on loans (“ACLL”) represents management’s estimate of expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the ACLL is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACLL in those future periods.

The appropriateness of the ACLL could change significantly because current economic conditions and forecasts can change and future events are inherently difficult to predict. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. One of the most significant judgments used in determining the allowance for credit losses is the macroeconomic forecast provided by a third party. Changes in the macroeconomic forecast, especially for the national unemployment rate, could significantly impact the calculated estimated credit losses.

While management utilizes its best judgment and information available, the ultimate adequacy of our ACLL is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, and changes in interest rates.

The Company employs a process and methodology to estimate the ACLL that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors involves pooling loans into portfolio segments for loans that share similar risk characters.

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

Enterprise value: Loans in this segment are made to small- and medium-size businesses in a senior secure position and are generally secured by the enterprise value of the business. The enterprise value consists of the going concern value of the business and takes into account the value of business assets (both tangible and intangible). Repayment is expected from the cash flows of the business. Economic and industry specific conditions can have an effect on the credit quality of this segment.

Digital asset: We no longer originate digital asset loans. Loans in this segment were made to businesses in the digital asset space and are generally secured by digital asset mining equipment or by the United States dollar value of digital currency assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, resultant decreased consumer spending as well as decreases in the value of digital currency can have an effect on the credit quality of this segment.

Residential real estate: All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. We no longer originate residential real estate loans, and previously we did not typically originate loans with a loan-to-value ratio greater than 80% or grant subprime loans. Loans with loan to value ratios greater than 80% required the purchase of private mortgage insurance.

Construction and land development: Loans in this segment primarily include speculative and pre-sold real estate development loans for which payment is derived from sale of the property and a conversion of the construction loans to permanent loans for which payment is then derived from cash flows of the property. Credit risk is affected by cost overruns, the accuracy of estimates of the value of the property upon completion, time to sell at an adequate price, and market conditions.

Consumer: Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Mortgage warehouse: Loans in this segment are primarily facility lines to non-bank mortgage origination companies. The underlying collateral of these loans are residential real estate loans. Loans are originated by the mortgage companies for sale into secondary markets, which is typically within 15 days of the loan closing, with the exception of construction loans which generally take longer to pay off due to the nature of the loan. The primary source of repayment is the cash flow upon the sale of the loans. The credit risk associated with this type of lending is the risk that the mortgage companies are unable to sell the loans.

Management estimates the ACLL balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as portfolio mix, delinquency levels, or term as well as for changes in economic conditions, such as changes in unemployment rates, property values, gross domestic product (“GDP”), home pricing index (“HPI”), or other relevant factors. Incorporated in the estimate for the ACLL is consideration of qualitative factors, which include the following for all loan pools:

•Changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices.

•Changes in the experience, depth, and ability of lending management.

•Changes in the quality of the organization’s loan review system.

•The existence and effect of any concentrations of credit and changes in the levels of such concentrations.

•The effect of other external factors (i.e., legal and regulatory requirements) on the level of estimated credit losses.

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

When the discounted cash flow method is used to determine the ACLL, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

When the remaining life method is used to determine the ACLL, a calculated loss rate is applied to the pool of loans based on the remaining life expectation of the pool. The remaining life expectation is based on management’s reasonable expectation at the reporting date.

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

Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of Provident Bancorp, Inc. for the years ended and at the dates indicated. The following is only a summary and you should read it in conjunction with the business and financial information regarding Provident Bancorp, Inc. contained elsewhere in this Annual Report. The information at December 31, 2023 and 2022, and for the years ended December 31, 2023 and 2022, is derived in part from the audited consolidated financial statements that appear in this Annual Report.

	At December 31,
	2023	2022	2021	2020	2019
Financial Condition Data:	(In thousands)
Total assets	$1,670,309	$1,636,381	$1,729,283	$1,505,781	$1,121,788
Cash and cash equivalents	220,332	80,629	153,115	83,819	59,658
Debt securities available-for-sale (at fair value)	28,571	28,600	36,837	32,215	41,790
Federal Home Loan Bank stock, at cost	4,056	4,266	785	895	1,416
Loans held for sale	—	—	22,846	—	—
Loans, net of allowance for credit losses (1)	1,321,158	1,416,047	1,433,803	1,314,810	959,286
Bank-owned life insurance	44,735	43,615	42,569	36,684	26,925
Deposits	1,331,222	1,279,582	1,459,895	1,237,428	849,905
Borrowings	104,697	126,829	13,500	13,500	24,998
Total shareholders' equity (2)	221,902	207,542	233,782	235,856	230,933

	For the Year Ended December 31,
	2023	2022	2021	2020	2019
Operating Data:	(In thousands, except per share data)
Interest and dividend income	$90,297	$79,327	$64,803	$60,403	$51,538
Interest expense	32,126	4,297	3,370	5,931	8,148
Net interest and dividend income	58,171	75,030	61,433	54,472	43,390
Total credit loss (benefit) expense	(678)	56,428	3,887	5,597	5,326
Net interest and dividend income after credit loss (benefit) expense	58,849	18,602	57,546	48,875	38,064
Gains on sales of securities, net	—	—	—	—	113
Other noninterest income	7,061	6,149	5,166	3,543	3,998
Write down of other assets and receivables	—	395	225	2,207	—
Noninterest expense	51,133	51,614	40,394	33,601	27,556
Income (loss) before income taxes	14,777	(27,258)	22,093	16,610	14,619
Income tax expense (benefit)	3,823	(5,790)	5,954	4,625	3,811
Net income (loss)	$10,954	$(21,468)	$16,139	$11,985	$10,808

Earnings (loss) per common share:
Basic	$0.66	$(1.30)	$0.96	$0.66	0.60
Diluted	$0.66	$(1.30)	$0.93	$0.66	0.60

(1)Excludes loans held-for-sale.

(2)Includes retained earnings and accumulated other comprehensive income/loss.

	At or For the Year Ended December 31,
	2023	2022	2021	2020	2019
Performance Ratios:
Return (loss) on average assets	0.66%	(1.24)%	1.02%	0.89%	1.04%
Return (loss) on average equity	5.10%	(9.26)%	6.86%	5.05%	7.38%
Interest rate spread (1)	2.63%	4.34%	3.89%	3.93%	4.05%
Net interest margin (2)	3.71%	4.61%	4.06%	4.23%	4.44%
Efficiency ratio (3)	78.39%	64.07%	60.99%	61.72%	58.15%
Dividend payout ratio	—%	(9.26)%	15.86%	13.65%	—%
Average interest-earning assets to
average interest-bearing liabilities	152.87%	199.92%	176.80%	165.71%	146.87%
Average equity to average assets	12.85%	13.43%	14.82%	17.58%	14.08%

Regulatory Capital Ratios:
Total capital to risk weighted assets (bank only)	14.02%	12.62%	14.18%	14.60%	17.62%
Tier 1 capital to risk weighted assets (bank only)	12.77%	11.37%	12.93%	13.35%	16.37%
Tier 1 capital to average assets (bank only)	11.59%	11.17%	12.07%	12.37%	15.18%
Common equity tier 1 capital (bank only)	12.77%	11.37%	12.93%	13.35%	16.37%
Total capital to total assets (company)	13.29%	12.68%	13.52%	15.66%	20.59%

Asset Quality Ratios:
Allowance for credit losses - loans as a percentage
of total loans (4)	1.61%	1.94%	1.34%	1.39%	1.42%
Allowance for credit losses - loans as a percentage
of non-performing loans	130.60%	102.51%	674.14%	341.72%	237.58%
Net charge-offs to average
outstanding loans during the year	0.35%	3.24%	0.22%	0.08%	0.35%
Non-performing loans as a percentage of
total loans (4)	1.23%	1.90%	0.20%	0.41%	0.60%
Non-performing loans as a percentage of
total assets	0.99%	1.67%	0.17%	0.36%	0.52%
Total non-performing assets as a percentage of
total assets	0.99%	2.04%	0.17%	0.36%	0.52%

Other:
Number of offices	7	7	7	7	7
Number of full-time equivalent employees	192	203	175	158	139

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

(4)Loans are presented at amortized cost before the allowance for credit losses.

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Results for the year ended December 31, 2023 reflect the Bank’s continued focus on its revised business plan, increasing its commitment to traditional banking activities and reducing its exposure to areas with increased risk. In this regard, the Bank re-established metrics and limitations to better manage and monitor the Bank’s overall risk position, including generally managing overall growth to 5% per year, and adopting more comprehensive capital management policies and procedures. The Bank was successful in its endeavors to implement business practices that better manage and monitor its risk position, including capital, liquidity, asset quality and growth segments. This success was evidenced by improved capital ratios, asset quality ratios and liquidity position as of December 31, 2023 when compared to December 31, 2022.

Assets. Total assets increased $33.9 million, or 2.1%, to $1.67 billion at December 31, 2023, compared to $1.64 billion at December 31, 2022, due primarily to an increase in cash and cash equivalents, partially offset by a decrease in net loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $139.7 million, or 173.3%, to $220.3 million primarily due to an effort to improve our liquidity position as a result of market events, and to support certain deposit products that are subject to heightened volatility.

Loan Portfolio Analysis. At December 31, 2023, total loans were $1.34 billion, a decrease of $101.4 million, or 7.0%, when compared to $1.44 billion at December 31, 2022. The decrease in total loans was primarily driven by decreases in mortgage warehouse loans of $46.7 million, commercial loans of $40.8 million, and the digital asset loan portfolio of $28.5 million, partially offset by an increase in commercial real estate loans of $15.3 million. The decrease in total loans was primarily driven by a shift in strategy to decrease the overall risk profile of our loan portfolio by allowing attrition in our commercial business and enterprise value segments, reduced balances in our mortgage warehouse segment, as well as a concerted effort to reduce our exposure to digital assets lending. We plan to continue to focus our growth on more traditional lending segments, including commercial real estate, while decreasing or maintaining our levels in the commercial business and enterprise value portfolio segments. These efforts to reduce our risk profile also resulted in a reduction of our ACLL, primarily due to decreases in loan balances, diversifying our portfolio concentrations and the exiting of loans carrying individual reserves.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2023		2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate (1)	$468,928	34.92%	$453,592	31.41%	$428,202	29.46%
Commercial	176,124	13.12	216,931	15.02	239,736	16.50
Enterprise value	433,633	32.29	438,745	30.38	365,769	25.17
Digital asset	12,289	0.92	40,781	2.82	121,299	8.35
Residential real estate (2)	7,169	0.53	8,165	0.57	570	0.04
Construction and land development	77,851	5.80	72,267	5.00	42,553	2.93
Consumer	168	0.01	391	0.03	1,519	0.10
Mortgage warehouse	166,567	12.41	213,244	14.77	253,651	17.45
Total loans	1,342,729	100.00%	1,444,116	100.00%	1,453,299	100.00%
Allowance for credit losses - loans	(21,571)		(28,069)		(19,496)
Net Loans	$1,321,158		$1,416,047		$1,433,803

(1)Includes multi-family loans.

(2)Includes home equity loans and lines of credit.

Loan Maturity. The following table sets forth certain information at December 31, 2023 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

(In thousands)	Commercial Real Estate	Commercial	Enterprise Value	Digital Asset	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total Loans
Amounts due in:
One year or less	$32,839	$41,084	$27,353	$12,289	$13	$4,050	$168	$166,567	$284,363
More than one year to five years	29,331	50,220	263,337	—	191	26,817	—	—	369,896
More than five years through 15 years	137,326	68,800	142,943	—	3,330	32,908	—	—	385,307
More than 15 years	269,432	16,020	—	—	3,635	14,076	—	—	303,163
Total	$468,928	$176,124	$433,633	$12,289	$7,169	$77,851	$168	$166,567	$1,342,729

The following table sets forth our fixed and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total Due After December 31, 2024
Commercial real estate	$42,312	$393,777	$436,089
Commercial	35,460	99,580	135,040
Enterprise value	389,845	16,435	406,280
Residential real estate	1,961	5,195	7,156
Construction and land development	26,771	47,030	73,801
Total loans	$496,349	$562,017	$1,058,366

Asset Quality

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies, uniform underwriting criteria, and providing prompt attention to potential problem loans. Management of asset quality is accomplished through strong internal controls, monitoring and reporting of key risk indicators, and both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk for the purpose of identifying loan weakness in order to minimize loan loss exposure. From the time of loan origination through final repayment, commercial real estate, enterprise value, construction and land development and commercial loans are assigned a risk rating. We use an internal loan grading system and formally review the ratings annually for most loans, in addition to independent third-party review.

Internal and independent third-party loan reviews vary by loan type and, depending on the size and complexity of the loan, some loans may warrant detailed individual review, other loans may have less risk, based upon size, or inclusion in a homogeneous pool, reducing the need for detailed individual analysis. Assets with these characteristics, such as consumer loans and residential mortgages, may be reviewed based on risk indicators such as delinquency or credit rating. In cases of significant concern, a total re-evaluation of a loan and its associated risks are documented. We may re-evaluate the fair market value or net realizable value to determine the likelihood of potential loss exposure and, consequently, the adequacy of specific and general credit loss reserves.

When a borrower fails to make a required loan payment, we take steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower at regular intervals. When the borrower is in default, we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure. On a monthly and/or quarterly basis, management provides the Board of Directors delinquency reports and analysis, including information on any foreclosures, if applicable.

Delinquent Loans. The following tables set forth our loan delinquencies by type and amount at the dates indicated.

	At December 31,
	2023			2022			2021
	30-59	60-89	90 Days	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or more	Days	Days	or more	Days	Days	or more
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial real estate	$18,226	$—	$—	$240	$—	$1	$—	$—	$—
Commercial	5	100	1,813	—	—	41	13	111	1,362
Enterprise Value	3,348	—	—	—	—	92	—	—	491
Residential real estate	—	—	236	—	—	73	—	—	345
Consumer	2	3	4	—	9	—	15	11	—
Total	$21,581	$103	$2,053	$240	$9	$207	$28	$122	$2,198

The increase in delinquencies was primarily related to an increase in commercial real estate loan delinquencies, related to one relationship, which was briefly overdue as it was in the process of being modified at December 31, 2023.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including loans that have been modified due to the financial difficulty of the borrower, and real estate and other loan collateral acquired through foreclosure and repossession. The Company modifies loans to borrowers experiencing financial difficulty by providing the following types of modifications: principal forgiveness, other-than-insignificant payment delays, term extensions, interest rate reductions, or a combination of these modifications. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at fair value less costs to sell, establishing a new cost basis. Declines in fair value subsequent to foreclosure will result in charges against income, while operating costs after acquisition are expensed.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2023	2022	2021
Non-accrual loans:
Commercial real estate	$—	$56	$—
Commercial	1,857	101	1,582
Enterprise value	1,991	92	491
Digital asset	12,289	26,488	—
Residential real estate	376	227	602
Consumer	4	—	—
Total non-accrual loans	16,517	26,964	2,675

Other repossessed assets	—	6,051	—
Total non-performing assets	$16,517	33,015	$2,675

Total loans (1)	$1,342,729	1,444,116	$1,453,299
Total assets	$1,670,309	1,636,381	$1,729,283

Total non-performing loans to total loans (1)	1.23%	1.87%	0.18%
Total non-performing assets to total assets	0.99%	2.02%	0.15%

(1)Loans are presented at amortized cost before the allowance for credit losses.

The decrease in our non-performing loans and changes in the related ratios were primarily due to a reduction in digital asset non-accrual balances at December 31, 2023, as compared to the prior year. This decline was primarily due to the cessation of any new lending in this segment and several large paydowns and payoffs as we actively worked to reduce our exposure.

Loans modified during 2023 to borrows experiencing financial difficulty totaled $29.9 million or 2.23% of total loans at December 31, 2023. See Note 4 – Loans and Allowance for Credit Losses for Loans of the Notes to the Consolidated Financial Statements for additional information. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of December 31, 2023, there were no past due balances or subsequent defaults related to loans modified during the year, nor had the Company committed to lend any additional funds to borrowers experiencing financial difficulty whose loans had been modified during the year ended December 31, 2023.

Prior to the Company’s adoption of ASU 2022-02 on January 1, 2023, loans were considered troubled debt restructuring (“TDRs”) when the Company granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. There were no new TDRs entered into during the year ended December 31, 2022, and the total recorded investment as of that date was $20.4 million. There were no commitments to lend additional funds to borrowers whose loans were modified in troubled debt restructurings as of December 31, 2022.

Potential Problem Loans. We classify certain commercial real estate, enterprise value, commercial, construction and land development, and digital asset loans as “special mention”, “substandard”, or “doubtful”, based on criteria consistent with guidelines provided by our banking regulators. Certain potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing at some time in the future. Potential problem loans also include non-accrual or modified loans to borrowers experiencing financial difficulty presented above. We expect the levels of non-performing assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets.

Other potential problem loans are those loans that are currently performing, but possible credit problems of the borrowers could threaten their ability to comply with contractual loan repayment terms. At December 31, 2023, other potential problem loans totaled $42.8 million, spanning six relationships, primarily in the commercial real estate and enterprise value portfolios. We perform continual credit monitoring on potential problem loans as part of our ongoing due diligence.

Allowance for Credit Losses for Loans. The allowance for credit losses on loans (“ACLL”) represents management’s estimate of expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the ACLL is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACLL in those future periods.

The following table sets forth activity in our allowance for credit losses for loans for the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Allowance at beginning of year	$28,069	$19,496	$18,518
Impact of adopting ASC 326	(2,588)	—	—
Provision for credit losses	863	56,428	3,887
Charge offs:
Commercial real estate	1	—	150
Commercial	169	1,338	216
Enterprise value	4,788	351	2,764
Digital asset	—	46,350	—
Consumer	45	66	315
Total charge-offs	5,003	48,105	3,445
Recoveries:
Commercial real estate	—	—	56
Commercial	160	131	133
Enterprise value	55	88	271
Residential real estate	5	—	2
Consumer	10	31	74
Total recoveries	230	250	536
Net charge-offs	4,773	47,855	2,909
Allowance at end of year	$21,571	$28,069	$19,496
Non-performing loans at end of year	$16,517	$26,964	$2,675
Total loans outstanding at end of year (1)	$1,342,729	$1,444,116	$1,453,299
Average loans outstanding during the year (1)	$1,348,425	$1,476,426	$1,320,160
Allowance to non-performing loans	130.60%	104.10%	728.82%
Allowance to total loans outstanding at end of the year	1.61%	1.94%	1.34%
Net charge-offs to average loans outstanding during the year	0.35%	3.24%	0.22%

(1)Loans are presented at amortized cost before the allowance for credit losses.

The decrease in the allowance of $6.5 million during 2023 was primarily driven by charge-offs on loans in the enterprise value portfolio which were previously reserved. The Bank also recorded an adjustment related to the adoption of ASC 326. The decrease in the allowance as a percentage of total loans was primarily driven by the reduction in digital asset lending.

The following tables set forth net (recoveries)/charge-offs to average loans outstanding during the year based on loan categories.

	For the Year Ended December 31,
	2023			2022			2021
(Dollars in thousands)	Average Balance	Net Charge-offs / (Recoveries)	% of Net Charge-offs/ (Recoveries) to Average Balance	Average Balance	Net Charge-offs	% of Net Charge-offs to Average Balance	Average Balance	Net Charge-offs / (Recoveries)	% of Net Charge-offs/ (Recoveries) to Average Balance
Commercial real estate	$436,858	$1	—%	$416,398	$—	—%	$416,186	$94	0.02%
Commercial	196,066	9	—	290,409	1,207	0.42	328,544	83	0.03
Enterprise value	437,476	4,733	1.08	373,213	263	0.07	251,407	2,493	0.99
Digital assets	20,805	—	—	112,883	46,350	41.06	32,092	—	—
Residential real estate (1)	7,605	(5)	(0.07)	15,078	—	—	27,354	(2)	(0.01)
Construction and land development	88,236	—	—	64,172	—	—	35,305	—	—
Consumer	279	35	12.54	844	35	4.15	3,388	241	7.11
Mortgage warehouse	161,100	—	—	203,429	—	—	225,946	—	—

(1)Includes loans held for sale in 2022 and 2021; there were no loans held for sale in 2023.

Allocation of Allowance for Credit Losses for Loans. The following tables set forth the ACLL allocated by loan category. The ACLL allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023		2022		2021
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	for Credit	in Category	for Credit	in Category	for Credit	in Category
(Dollars in thousands)	Losses	to Total Loans	Losses	to Total Loans	Losses	to Total Loans
Commercial real estate	$4,471	34.92%	$5,062	31.41%	$4,889	29.46%
Commercial	2,493	13.12	3,582	15.02	5,371	16.50
Enterprise value	8,166	32.29	7,712	30.38	6,158	25.17
Digital assets	5,915	0.92	10,493	2.82	2,012	8.35
Residential real estate	75	0.53	43	0.57	38	0.04
Construction and land development	407	5.80	909	5.00	479	2.93
Consumer	2	0.01	55	0.03	168	0.10
Mortgage warehouse	42	12.41	213	14.77	381	17.45
Total allowance for credit losses	$21,571	100.00%	$28,069	100.00%	$19,496	100.00%

More information regarding the Allowance for Credit Losses for Loans can be found in Note 2 – Accounting Policies of the Notes to the Consolidated Financial Statements.

Securities Portfolio

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2023		2022		2021
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale:
State and municipal	$11,785	$11,400	$11,894	$11,071	$12,002	$12,591
Asset-backed securities	8,319	7,535	7,197	6,274	8,141	8,255
Government mortgage-backed securities	10,405	9,636	12,366	11,255	15,842	15,991
Total	$30,509	$28,571	$31,457	$28,600	$35,985	$36,837

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2023 are summarized in the following table. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yields are calculated based on amortized cost and no tax-equivalent yield adjustments have been made, as the amount of tax-free interest-earning assets is immaterial.

			More than		More than		More than
	One Year or Less		One Year to Five Years		Five Years to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
(Dollars in	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
Securities available-for-sale:
State and municipal	$557	3.00%	$299	4.30%	$1,727	3.06%	$9,202	2.61%	$11,785	$11,400	2.73%
Asset-backed securities	—	—%	—	—%	6,218	2.31%	2,101	2.75%	8,319	7,535	2.42%
Government mortgage-backed securities	—	—%	603	1.73%	2,384	2.81%	7,418	2.85%	10,405	9,636	2.78%
Total	$557		$902		$10,329		$18,721		$30,509	$28,571

Our portfolio of investment securities are all available for sale, and consist of state and municipal securities, asset-backed securities, and government mortgage-backed securities and are reported at fair value. More information regarding the security classifications can be found in Note 3 – Debt Securities of the Notes to the Consolidated Financial Statements.

Deposits

Total deposits increased $51.6 million, or 4.0%, to $1.33 billion at December 31, 2023 from $1.28 billion at December 31, 2022. The increase in deposits was primarily driven by listing service deposits, which were $136.8 million at December 31, 2023, compared to $7.0 million at December 31, 2022. This increased reliance on listing services and wholesale funding was in response to a decrease in core deposits of $98.4 million, or 9.5%. The Bank intends to re-engage with its retail footprint to enhance core deposit growth and mitigate its usage of wholesale funding.

The following tables set forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing:
Demand	$308,769	23.19%	$520,226	40.66%	$626,587	42.92%
Interest-bearing:
NOW	93,812	7.05%	145,533	11.37%	197,884	13.55%
Regular savings	231,593	17.40%	141,802	11.08%	155,267	10.64%
Money market deposits	456,408	34.28%	318,417	24.89%	419,625	28.74%
Certificates of deposit	240,640	18.08%	153,604	12.00%	60,532	4.15%
Total	$1,331,222	100.00%	$1,279,582	100.00%	$1,459,895	100.00%

As of December 31, 2023, $180.0 million of our certificates of deposit were brokered certificates of deposit compared to $120.1 million and $20.2 million at December 31, 2022 and 2021, respectively. As of December 31, 2023 deposits totaling $480.4 million were in excess of the FDIC’s $250,000 insurance limit but were insured in full through our participation in the Massachusetts Depositors Insurance Fund (“DIF”).

As of December 31, 2023, the aggregate amount of all of our certificates of deposit in amounts greater than or equal to $250,000, which excludes all brokered certificates, was approximately $24.7 million, of which $22.9 million is set to mature in 2024. This shorter duration allows the Bank repricing optionality, to maximize the benefits of any potential easing in the funding environment in 2024. The following table sets forth the maturity of these certificates as of December 31, 2023.

At
Maturity Period	December 31, 2023
(In thousands)
Three months or less	$10,538
Over three through six months	4,381
Over six through twelve months	7,997
Over twelve months	1,764
Total	$24,680

Borrowings

Borrowings were $104.7 million and $126.8 million at December 31, 2023 and 2022, respectively. At December 31, 2023, advances from the FHLB consisted of overnight advances of $95.0 million and advances with original maturities greater than one year of $9.7 million. The interest rate on the overnight advance was 5.56% at December 31, 2023. The interest rates on FHLB long-term advances ranged from 1.21% to 1.32%, with a weighted average interest rate of 1.28% at December 31, 2023.

Shareholders’ Equity

As of December 31, 2023, shareholders’ equity was $221.9 million compared to $207.5 million at December 31, 2022, which represents an increase of $14.4 million, or 6.9%. The increase was primarily due to net income of $11.0 million. Shareholders’ equity also increased due to stock-based compensation of $1.3 million, employee stock ownership plan shares earned of $785,000, and a one-time cumulative-effect adjustment of $696,000, net of taxes, for the adoption of CECL.

Average Balance Sheets and Related Yields and Rates

The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as we consider the amount of tax-free interest-earning assets is immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Year Ended December 31,
	2023			2022			2021
		Interest			Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$1,348,425	$79,469	5.89%	$1,476,426	$77,253	5.23%	$1,320,222	$63,873	4.84%
Short-term investments	188,572	9,879	5.24%	118,726	1,277	1.08%	159,656	208	0.13%
Debt securities available-for-sale	27,576	769	2.79%	32,005	753	2.35%	34,022	708	2.08%
Federal Home Loan Bank stock	2,072	180	8.69%	1,667	44	2.64%	827	14	1.69%
Total interest-earning assets	1,566,645	90,297	5.76%	1,628,824	79,327	4.87%	1,514,727	64,803	4.28%
Non-interest earning assets	105,187			98,049			72,995
Total assets	$1,671,832			$1,726,873			$1,587,722
Interest-bearing liabilities:
Savings accounts	$174,110	3,128	1.80%	$152,964	235	0.15%	$151,586	196	0.13%
Money market accounts	474,845	16,605	3.50%	341,324	1,968	0.58%	406,392	1,680	0.41%
Now accounts	111,809	767	0.69%	219,743	531	0.24%	162,618	416	0.26%
Certificates of deposit	223,585	10,089	4.51%	74,995	844	1.13%	122,619	793	0.65%
Total interest-bearing deposits	984,349	30,589	3.11%	789,026	3,578	0.45%	843,215	3,085	0.37%
Borrowings
Short-term borrowings	27,018	1,314	4.86%	11,421	422	3.69%	3	—	—%
Long-term borrowings	13,442	223	1.66%	14,308	297	2.08%	13,500	285	2.11%
Total borrowings	40,460	1,537	3.80%	25,729	719	2.79%	13,503	285	2.11%
Total interest-bearing liabilities	1,024,809	32,126	3.13%	814,755	4,297	0.53%	856,718	3,370	0.39%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	415,222			661,368			476,743
Other noninterest-bearing liabilities	16,955			18,881			18,895
Total liabilities	1,456,986			1,495,004			1,352,356
Total equity	214,846			231,869			235,366
Total liabilities and equity	$1,671,832			$1,726,873			$1,587,722
Net interest income		$58,171			$75,030			$61,433
Interest rate spread (3)			2.63%			4.34%			3.88%
Net interest-earning assets (4)	$541,836			$814,069			$658,009
Net interest margin (5)			3.71%			4.61%			4.06%
Average interest-earning assets to interest-bearing liabilities	152.87%			199.92%			176.81%

(1)Interest earned/paid on loans also includes $3.7 million, $4.3 million and $5.3 million in loan fee income for the years ended December 31, 2023, 2022, and 2021, respectively.

(2)Includes loans held for sale.

(3)Interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.

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

	Year Ended December 31,			Year Ended December 31,
	2023 vs. 2022			2022 vs. 2021
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
(In thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest-earning assets:
Loans	$9,258	$(7,042)	$2,216	$5,458	$7,922	$13,380
Short-term investments	7,467	1,135	8,602	1,136	(67)	1,069
Debt securities available-for-sale	128	(112)	16	89	(44)	45
Federal Home Loan Bank stock	123	13	136	11	19	30
Total interest-earning assets	16,976	(6,006)	10,970	6,694	7,830	14,524
Interest-bearing liabilities:
Savings accounts	2,856	37	2,893	37	2	39
Money market accounts	13,588	1,049	14,637	588	(300)	288
Now accounts	598	(362)	236	(24)	139	115
Certificates of deposit	5,575	3,670	9,245	437	(386)	51
Total interest-bearing deposits	22,617	4,394	27,011	1,038	(545)	493
Borrowings
Short-term borrowings	168	724	892	2	420	422
Long-term borrowings	(57)	(17)	(74)	(5)	17	12
Total borrowings	111	707	818	(3)	437	434
Total interest-bearing liabilities	22,728	5,101	27,829	1,035	(108)	927
Change in net interest and dividend income	$(5,752)	$(11,107)	$(16,859)	$5,659	$7,938	$13,597

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

General. Net income for the year ended December 31, 2023 was $11.0 million, which represents a $32.5 million increase over the previous year. Interest and dividend income increased $11.0 million due to improved yields on our interest-earning assets but was more than offset by an increase of $27.8 million in interest expense. The decrease in credit loss expense of $57.1 million decrease for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by decreases in net charge-offs which were approximately $4.8 million for the year ended December 31, 2023 compared to $47.9 million for the year ended December 31, 2022.

Net Interest and Dividend Income. Net interest and dividend income was $58.2 million for the year ended December 31, 2023, a decrease of $16.9 million, or 22.5%, compared to the year ended December 31, 2022. This decrease included an increase in interest and dividend income of $11.0 million, or 13.8%, to $90.3 million for the year ended December 31, 2023, compared to $79.3 million for the year ended December 31, 2022. This was more than offset by an increase of $27.8 million, or 647.6% in interest expense to $32.1 million for the year ended December 31, 2023, compared to $4.3 million for the year ended December 31, 2022.

Interest and Dividend Income. Interest and dividend income increased $11.0 million, or 13.8%, to $90.3 million for the year ended December 31, 2023, from $79.3 million for the year ended December 31, 2022. The increase in interest and dividend income was primarily driven by the higher interest rate environment, which resulted in an increase in interest on short-term investments of $8.6 million, or 673.6%, and an increase in interest and fees on loans of $2.2 million, or 2.9%. The yield on short-term investments increased 385.19% to 5.24% for the year ended December 31, 2023, compared to 1.08% for the year ended December 21, 2022. The yield on loans increased 12.6% to 5.89% for the year ended December 31, 2023, compared to 5.23% for the year ended December 31, 2022. The increases in yields were partially offset by a decrease in the average balance of loans.

Interest Expense. Interest expense increased $27.8 million, or 647.6%, to $32.1 million for the year ended December 31, 2023, from $4.3 million for the year ended December 31, 2022. This increase was primarily due to increases in the cost and average balances of interest-bearing deposits. The cost of interest-bearing deposits increased 591.1% to 3.11% for the year ended December 31, 2023, compared to 0.45% for the year ended December 31, 2022. This increase was due to both the rising interest rate environment and a larger concentration of our portfolio in higher yield deposit products. The cost of borrowings increased 36.2% to 3.80% for the year ended December 31, 2023, compared to 2.79% for the year ended December 31, 2022.

Provision for Credit Losses. A credit loss benefit of $678,000 was recognized for the year ended December 31, 2023, based on the new expected loss model, compared to an expense of $56.4 million for the year ended December 31, 2022, which was based on the incurred loss model. The credit loss benefit recognized for the year ended December 31, 2023, was driven by a decrease in the reserve on unfunded commitments of $1.6 million. This decrease was the result of the early 2023 exiting of relationships that maintained $7.1 million in digital asset lines of credit. This benefit was offset by general loan provisions of $863,000. The provision of $56.4 million for the year ended December 31, 2022 were primarily related to the write-down of loans secured by cryptocurrency mining rigs. Net charge offs for the year ended December 31, 2023 totaled approximately $4.8 million and were predominantly related to our enterprise value portfolio, compared to net charge offs for the year ended December 31, 2022 which totaled approximately $47.9 million and were predominantly related to loans secured by cryptocurrency mining rigs.

Noninterest Income. Noninterest income information is as follows.

	Years Ended
	December 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Customer service fees on deposit accounts	$3,658	$2,931	$727	24.8%
Service charges and fees - other	1,825	1,770	55	3.1%
Bank owned life insurance	1,120	1,046	74	7.1%
Gains on loans sold, net	—	272	(272)	(100.0)%
Other income	458	130	328	252.3%
Total noninterest income	$7,061	$6,149	$912	14.8%

The increase in noninterest income was primarily due to implementation and activity fees related to our BaaS products of $1.2 million for the year ended December 31, 2023, compared to $278,000 for the year ended December 31, 2022.

Noninterest Expense. Noninterest expense information is as follows.

	Years Ended
	December 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries and employee benefits	$31,266	$31,737	$(471)	(1.5)%
Occupancy expense	1,692	1,702	(10)	(0.6)%
Equipment expense	599	582	17	2.9%
Deposit insurance	1,514	1,023	491	48.0%
Data processing	1,545	1,374	171	12.4%
Marketing expense	640	412	228	55.3%
Professional fees	4,843	4,695	148	3.2%
Directors' compensation	677	1,026	(349)	(34.0)%
Software depreciation and implementation	2,005	1,450	555	38.3%
Insurance expense	1,804	1,791	13	0.7%
Service fees	1,154	931	223	24.0%
Other	3,394	5,286	(1,892)	(35.8)%
Total noninterest expense	$51,133	$52,009	$(876)	(1.7)%

The decrease in noninterest expense was primarily due to decreases in salaries and employee benefits, directors’ compensation and other, partially offset by increases in deposit insurance and software depreciation and implementation. Salaries and employee benefits decreased primarily due to an expense during the fourth quarter of 2022 related to an agreement between the Bank and the Company and their former President and Chief Executive Officer entered into upon his separation from employment. Directors’ compensation decreased due to fewer directors in 2023 when compared to 2022. The decrease in other expenses was primarily due to expenses incurred in 2022 related to a write down of a Small Business Administration (“SBA”) receivable in the first quarter of 2022, and elevated loan servicing expenses relating to loans secured by cryptocurrency mining rigs for the year ended December 31, 2022. Deposit insurance increased primarily due to an increase in the FDIC’s insurance assessment rate schedules. Software depreciation and implementation expenses increased due to the implementation of new software to support business processes and product improvements.

Income Tax Provision. We recorded an income tax expense of $3.8 million for the year ended December 31, 2023, reflecting an effective tax rate of 25.9%, compared to a benefit of $5.8 million for the year ended December 31, 2022, reflecting an effective tax rate of (21.2%). The tax benefit for the year ended December 31, 2022 was related to the net loss that was recorded for that period.

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

Net Interest Income Simulation. We analyze our sensitivity to changes in interest rates through a net interest income simulation model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period in the current interest rate environment. We currently then calculate what the net interest income would be for the same period under the assumption that interest rates increase 100, 200, and 300 basis points from current market rates and under the assumption that interest rates decrease 100, 200, and 300 basis points from current market rates, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table presents the estimated changes in net interest income of BankProv, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning December 31, 2023 and 2022.

	At December 31,
	2023		2022
	Estimated		Estimated
	Net Interest Income		Net Interest Income
(Dollars in thousands)	Over Next 12 Months	Change	Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
300	$47,002	(6.90)%	$56,084	(0.40)%
200	48,184	(4.50)	56,176	(0.20)
100	49,345	(2.20)	56,259	—
0	50,472	—	56,286	—
(100)	51,457	2.00	53,345	(5.20)
(200)	52,023	3.10	50,216	(10.80)
(300)	52,187	3.40	46,983	(16.50)

Economic Value of Equity Simulation. We also analyze our sensitivity to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, and 300 basis points from current market rates, and under the assumption that interest rates decrease 100, 200, and 300 basis points from current market rates.

The following table presents the estimated changes in EVE of BankProv, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2023 and 2022.

	At December 31,
	2023		2022
	Economic		Economic
	Value of		Value of
(Dollars in thousands)	Equity	Change	Equity	Change
Changes in Interest Rates (Basis Points)
300	$255,339	(7.60)%	$290,408	(5.10)%
200	261,705	(5.30)	294,054	(3.90)
100	270,493	(2.20)	301,169	(1.60)
0	276,438	—	305,978	—
(100)	277,376	0.30	300,072	(1.90)
(200)	272,729	(1.30)	288,368	(5.80)
(300)	260,766	(5.70)	267,139	(12.70)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2023, cash and cash equivalents totaled $220.3 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $28.6 million at December 31, 2023. Warehouse loans that have a short-term duration also provide additional sources of liquidity. The balance that meets the definition of a liquid assets totaled $131.7 million as of December 31, 2023.

At December 31, 2023, we had a borrowing capacity of $126.3 million with the Federal Home Loan Bank of Boston, of which $95.0 million in overnight advances and $9.7 million in advances with original maturities greater than one year were outstanding. At December 31, 2023, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $282.4 million.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, any unforeseen demand or commitment were to occur, or we experienced unexpected deposit outflows, we could access our borrowing capacity with the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston, or obtain additional funds through brokered certificates of deposit.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2023 and 2022, we had $8.6 million and $6.1 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at December 31, 2023 and 2022, we had $178.2 million and $347.7 million in unadvanced funds to borrowers, respectively. We also had $1.7 million in outstanding letters of credit at December 31, 2023 and 2022.

A significant decrease in deposits could result in the Company having to seek other sources of funds, including brokered certificates of deposit, listing service deposits, Federal Home Loan Bank of Boston advances, and borrowings through the borrower-in-custody program with the Federal Reserve Bank of Boston. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay. We believe, however, based on past experience that a significant portion of our deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company maintains access to multiple sources of liquidity. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

BankProv is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks and the FDIC. At December 31, 2023, BankProv exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 12 – Regulatory Matters of the Notes to the Consolidated Financial Statements for additional information.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Provident Bancorp, Inc. begin on page F-1 of this Annual Report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President, Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President, Finance, concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) was utilized. Based on this assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective at the reasonable assurance level.

The Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the Company’s status as a smaller reporting company.

Remediation of Previously Identified Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s Audit Committee, and subsequently the Board of Directors, reviewed, with the assistance of outside legal counsel who were independent of the underlying matters, the facts and circumstances relating to the Company’s digital asset lending practices. In connection with this review, certain deficiencies in the Company’s internal controls were identified, which, in management’s opinion, when evaluated collectively, amounted to a material weakness in the Company’s internal control over financial reporting initially reported as of September 30, 2022. This material weakness in the control environment stemmed from “tone at the top” issues that contributed to a control environment that was insufficiently tailored to monitoring of risks as it relates to the digital asset lending program. This material weakness was a result of weaknesses in the following:

•The precision of the design and maintenance of effective controls to sufficiently address risks pertaining to internal conflicts of interest related to the digital asset lending program; and,

•effective avenues of communication regarding certain relevant information to the Board of Directors of the Company, related to the digital asset lending program.

Remediation Efforts

Management has completed their efforts to remediate deficiencies that contributed to the material weakness initially identified as of September 30, 2022.

The following represents management’s remediation plan and status:

1)The Company revised its three-year strategic plan as approved by its Board of Directors. The revised plan included the ceasing of any new loans secured by digital assets or cryptocurrency mining rigs. The Company effectively deployed this strategic plan with respect to loans secured by digital assets or cryptocurrency mining rigs as it did not originate any such new loans throughout 2023.

The Company continues to monitor the remaining loan in the digital asset lending program, including communicating certain relevant information to the Board of Directors of the Company.

2)The Company developed and implemented an appropriate onboarding and ongoing monitoring process to identify and sufficiently address the related risks associated with internal conflicts of interest specific to the digital asset lending program.

3)The company designed and implemented enhanced procedures to identify and sufficiently address the annual review and disclosure to the Board of identified internal conflicts of interest as they relate to officers of the Company, and the timely disclosure to the Board of identified potential internal conflicts related to officers of the Company specific to the digital asset lending program.

The Company’s remediation steps outlined above strengthened its internal control over financial reporting. As a result, management concluded that it had remediated the material weakness as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts with respect to the material weakness as described above, there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C.DISLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Code of Ethics for Senior Officers,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

A copy of the Code of Ethics is available to shareholders on the “Governance” portion of the Investor Relations’ section on the Company’s website at www.bankprov.com.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation,” and “Corporate Governance—Committees of the Board of Directors—Compensation Committee” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

Th following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2023:

	Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,188,763	$10.99	422,578
Equity compensation plans not approved by security holders	—	—	—
Total	1,188,763	$10.99	422,578

(1) Reflects weighted average price of stock options only

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

(iv)        Consolidated Statements of Comprehensive (Loss) Income

(v)         Consolidated Statements of Changes in Shareholders’ Equity

(vi)        Consolidated Statements of Cash Flows

(vii)       Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedules

None.

(a)(3)Exhibits

3.1

Articles of Organization of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

3.2

Bylaws of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

3.3

Amendment to Bylaws of Provident Bancorp, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-39090), filed with the Securities and Exchange Commission on March 29, 2021)

3.4

Amendment to Bylaws of Provident Bancorp, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-39090), filed with the Securities and Exchange Commission on January 26, 2024)

4.1

Form of Common Stock Certificate of Provident Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

4.2

Description of registrant’s securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Provident Bancorp, Inc. for the year ended December 31, 2019, filed on March 13, 2020)

10.1

The Provident Bank Executive Annual Incentive Plan† (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.2

The Provident Bank 2005 Amended and Restated Long-Term Incentive Plan† (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.3

Provident Bancorp, Inc. 2016 Equity Incentive Plan† (incorporated by reference to Appendix A to the definitive proxy statement for the Special Meeting of Shareholders of Provident Bancorp, Inc. (File No. 001-37504), filed on August 9, 2016)

10.4

Form of Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)

10.5

Form of Non-Statutory Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)

10.6

Form of Restricted Stock Award Agreement† (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)

10.7

Provident Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Shareholders of Provident Bancorp, Inc. (file no. 001-39090), filed on October 19, 2020)

10.8

Form of Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-250886), filed with the Securities and Exchange Commission on November 23, 2020)

10.9

Form of Non-Qualified Stock Options Award Agreement† (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-250886), filed with the Securities and Exchange Commission on November 23, 2020)

10.10

Form of Restricted Stock Award Agreement† (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-250886), filed with the Securities and Exchange Commission on November 23, 2020)

10.11

Employment Agreement with Joseph B. Reilly† (incorporated by reference to Exhibit 10.1to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company on February 21, 2023)

10.12

Amended and Restated Employment Agreement with Carol L. Houle† (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37514), filed by the Company on February 21, 2023)

10.13

Amended and Restated Employment Agreement with Joseph Mancini† (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company on February 21, 2023)

10.14

Standstill Agreement by and among Provident Bancorp, Inc., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P., Stilwell Value LLC, Joseph Stilwell and Dennis Pollack (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company on October 31, 2023)

21

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
101

The following financial statements from Provident Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 28, 2024, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

_________________

 † Compensatory arrangements.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: March 28, 2024	/s/ Joseph B. Reilly
Joseph B. Reilly
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph B. Reilly Joseph B. Reilly	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 28, 2024

/s/ Kenneth R. Fisher Kenneth R. Fisher	Senior Vice President, Finance (Acting Principal Financial and Accounting Officer)	March 28, 2024

/s/ Julienne R. Cassarino Julienne R. Cassarino	Director	March 28, 2024

/s/ Kathleen Chase Curran Kathleen Chase Curran	Director	March 28, 2024

/s/ Frank G. Cousins, Jr. Frank G. Cousins, Jr.	Director	March 28, 2024

/s/ James A. DeLeo James A. DeLeo	Director	March 28, 2024

/s/ Lisa B. DeStefano Lisa B. DeStefano	Director	March 28, 2024

/s/ Laurie H. Knapp Laurie H. Knapp	Director	March 28, 2024

/s/ Barbara A. Piette Barbara A. Piette	Director	March 28, 2024

/s/ Dennis S. Pollack Dennis S. Pollack	Director	March 28, 2024

/s/ Arthur W. Sullivan Arthur W. Sullivan	Director	March 28, 2024

PROVIDENT BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Provident Bancorp, Inc. and Subsidiary

Amesbury, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Provident Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codifications No. 326, Financial Instruments – Credit Losses (Topic 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Allowance for Credit Losses for Loans – Qualitative Factors

As described in Notes 2 and 4, the allowance for credit losses for loans (“ACLL”) is an accounting estimate of expected credit losses over the contractual life of financial assets carried at amortized cost. The Company has identified the ACLL as a critical accounting estimate.

Management employs a process and methodology to estimate the ACLL that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors involves pooling loans into portfolio segments for loans that share similar risk characteristics.

For all pooled loans except for Mortgage Warehouse, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The Mortgage Warehouse portfolio utilizes a remaining life methodology. These quantitative factors are also supplemented by certain qualitative factors reflecting management’s view of how losses may vary from those represented by quantitative rates. Qualitative factors considered by management include changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; changes in the experience, depth, and ability of lending management; changes in the quality of the organization’s loan review system; the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and the effect of other external factors (i.e. legal and regulatory requirements) on the level of estimated credit losses. In addition, the mortgage warehouse pool includes a qualitative factor for changes in international, national, regional, and local conditions as the ACLL model for this loan pool does not apply an economic regression model in the calculation of the historical loss rate. Changes in these assumptions could have a material effect on the Company’s financial results.

We considered auditing the qualitative factors to be a critical audit matter due to the significant judgment by management to determine the qualitative factors, which led to a high degree of auditor judgment, subjectivity and effort to evaluate the qualitative factors.

The primary procedures we performed to address this critical audit matter included:

•Substantively testing management’s process to estimate the allowance for credit losses for loans qualitative factors calculation, including:

oEvaluating the reasonableness of management’s methodology for developing the qualitative factors.

oEvaluating the relevance and reliability of the internal and external data utilized in the determination of the qualitative factors.

oTesting the mathematical accuracy of the allowance for credit losses for loans calculation, including qualitative factors.

oEvaluating the reasonableness of management’s judgments and subjective measurements used in the qualitative factor calculation.

/s/ Crowe LLP

We have served as the Company's auditor since 2020.

Boston, Massachusetts

March 28, 2024

PROVIDENT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

	At	At
	December 31,	December 31,
(Dollars in thousands)	2023	2022
Assets
Cash and due from banks	$22,200	$42,923
Short-term investments	198,132	37,706
Cash and cash equivalents	220,332	80,629
Debt securities available-for-sale (at fair value)	28,571	28,600
Federal Home Loan Bank stock, at cost	4,056	4,266
Loans, net of allowance for credit losses of $21,571 and $28,069 as of
December 31, 2023 and December 31, 2022, respectively	1,321,158	1,416,047
Bank owned life insurance	44,735	43,615
Premises and equipment, net	12,986	13,580
Other repossessed assets	—	6,051
Accrued interest receivable	6,090	6,597
Right-of-use assets	3,780	3,942
Deferred tax asset, net	14,461	16,793
Other assets	14,140	16,261
Total assets	$1,670,309	$1,636,381

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$308,769	$520,226
Interest-bearing	1,022,453	759,356
Total deposits	1,331,222	1,279,582
Borrowings:
Short-term borrowings	95,000	108,500
Long-term borrowings	9,697	18,329
Total borrowings	104,697	126,829
Operating lease liabilities	4,171	4,282
Other liabilities	8,317	18,146
Total liabilities	1,448,407	1,428,839
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized;
17,677,479 and 17,669,698 shares issued and outstanding
at December 31, 2023 and December 31, 2022, respectively	177	177
Additional paid-in capital	124,129	122,847
Retained earnings	106,285	94,630
Accumulated other comprehensive loss	(1,496)	(2,200)
Unearned compensation - ESOP	(7,193)	(7,912)
Total shareholders' equity	221,902	207,542
Total liabilities and shareholders' equity	$1,670,309	$1,636,381

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2023 and 2022

	Year Ended
	December 31,	December 31,
(Dollars in thousands, except per share data)	2023	2022
Interest and dividend income:
Interest and fees on loans	$79,469	$77,253
Interest and dividends on debt securities available-for-sale	949	797
Interest on short-term investments	9,879	1,277
Total interest and dividend income	90,297	79,327
Interest expense:
Interest on deposits	30,589	3,578
Interest on short-term borrowings	1,314	422
Interest on long-term borrowings	223	297
Total interest expense	32,126	4,297
Net interest and dividend income	58,171	75,030
Credit loss (benefit) expense - loans	863	56,409
Credit loss (benefit) expense - off-balance sheet credit exposures	(1,541)	19
Total credit loss (benefit) expense	(678)	56,428
Net interest and dividend income after credit loss (benefit) expense	58,849	18,602
Noninterest income:
Customer service fees on deposit accounts	3,658	2,931
Service charges and fees - other	1,825	1,770
Bank owned life insurance income	1,120	1,046
Gain on loans sold, net	—	272
Other income	458	130
Total noninterest income	7,061	6,149
Noninterest expense:
Salaries and employee benefits	31,266	31,737
Occupancy expense	1,692	1,702
Equipment expense	599	582
Deposit insurance	1,514	1,023
Data processing	1,545	1,374
Marketing expense	640	412
Professional fees	4,843	4,695
Directors' compensation	677	1,026
Software depreciation and implementation	2,005	1,450
Insurance expense	1,804	1,791
Service fees	1,154	931
Other	3,394	5,286
Total noninterest expense	51,133	52,009
Income (loss) before income tax expense (benefit)	14,777	(27,258)
Income tax expense (benefit)	3,823	(5,790)
Net income (loss)	$10,954	$(21,468)
Earnings (Loss) per share:
Basic	$0.66	$(1.30)
Diluted	$0.66	$(1.30)
Weighted Average Shares:
Basic	16,586,180	16,482,623
Diluted	16,594,685	16,482,623

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Years Ended December 31, 2023 and 2022

(In thousands)	2023	2022
Net income (loss)	$10,954	$(21,468)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on debt securities available-for-sale	919	(3,709)
Unrealized gain (loss)	919	(3,709)
Income tax effect	(215)	860
Total comprehensive income (loss)	704	(2,849)
Comprehensive income (loss)	$11,658	$(24,317)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2023 and 2022

					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, December 31, 2021	17,854,649	179	123,498	118,087	649	(8,631)	233,782
Net loss	—	—	—	(21,468)	—	—	(21,468)
Dividends declared ($0.12 per share) net of forfeitures	—	—	—	(1,989)	—	—	(1,989)
Other comprehensive loss	—	—	—	—	(2,849)	—	(2,849)
Stock-based compensation expense, net of forfeitures	—	—	1,854	—	—	—	1,854
Restricted stock award grants net of forfeitures	(9,673)	—	—	—	—	—	—
Repurchase of common stock	(180,434)	(2)	(2,858)	—	—	—	(2,860)
Stock options exercised, net	17,904	—	(108)	—	—	—	(108)
Shares surrendered related to tax withholdings on restricted stock awards	(12,748)	—	(113)	—	—	—	(113)
ESOP shares earned	—	—	574	—	—	719	1,293
Balance, December 31, 2022	17,669,698	177	122,847	94,630	(2,200)	(7,912)	207,542
Cumulative effect of change in accounting principle (Note 4)	—	—	—	696	—	—	696
Balance at January 1, 2023 (as adjusted for change in accounting principle)	17,669,698	177	122,847	95,326	(2,200)	(7,912)	208,238
Net income	—	—	—	10,954	—	—	10,954
Dividends forfeited	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	704	—	704
Stock-based compensation expense, net of forfeitures	—	—	1,308	—	—	—	1,308
Restricted stock award grants, net of forfeitures	7,421	—	—	—	—	—	—
Stock options exercised, net	8,783	—	(18)	—	—	—	(18)
Shares surrendered related to tax withholdings on restricted stock awards	(8,423)	—	(74)	—	—	—	(74)
ESOP shares earned	—	—	66	—	—	719	785
Balance, December 31, 2023	17,677,479	$177	$124,129	$106,285	$(1,496)	$(7,193)	$221,902

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023 and 2022

(In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$10,954	$(21,468)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of securities, net of accretion	158	186
ESOP expense	785	1,293
Change in deferred loan fees, net	(1,259)	1,700
(Benefit) provision for credit losses	(678)	56,428
Depreciation and amortization	1,095	1,100
Net (Gain) loss on other repossessed assets	(145)	26
Decrease (increase) in accrued interest receivable	507	(894)
Deferred tax expense (benefit)	1,868	(5,976)
Share-based compensation expense	1,308	1,854
Bank-owned life insurance income	(1,120)	(1,046)
Principal repayments of operating lease liabilities	(111)	(105)
Gain on loans sold, net	—	(272)
Net decrease (increase) in other assets	2,121	(11,348)
Net (decrease) increase in other liabilities	(9,931)	427
Net cash provided by operating activities	5,552	21,905
Cash flows from investing activities:
Purchase of available-for-sale securities	(1,817)	—
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	2,607	4,342
Redemption (purchase) of Federal Home Loan Bank stock	210	(3,481)
Loan principal collections net of originations	97,873	(61,104)
Proceeds from loan sales	—	30,839
Proceeds from other repossessed asset sales	6,196	3,777
Proceeds from principal repayments on loans held for sale	—	2,560
Additions to premises and equipment	(339)	(262)
Write down of other repossessed assets	—	597
Write down of other assets and receivables	—	395
Net cash provided by (used in) investing activities	104,730	(22,337)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31, 2023 and 2022

(In thousands)	2023	2022
Cash flows from financing activities:
Net decrease in noninterest-bearing accounts	(211,457)	(106,361)
Net increase (decrease) in interest-bearing accounts	263,097	(73,952)
Net cash dividends forfeited (paid) on common stock	5	(1,989)
Payments from exercise of stock options, net	(18)	(108)
Net change in short-term borrowings	(13,500)	108,500
Proceeds from Federal Home Loan Bank long-term advances	—	4,840
Repayments of Federal Home Loan Bank long-term advances	(8,632)	(11)
Shares surrendered related to tax withholdings on restricted stock awards	(74)	(113)
Repurchase of common stock	—	(2,860)
Net cash provided by (used in) financing activities	29,421	(72,054)
Net increase (decrease) in cash and cash equivalents	139,703	(72,486)
Cash and cash equivalents at beginning of year	80,629	153,115
Cash and cash equivalents at end of year	$220,332	$80,629
Supplemental disclosures:
Interest paid	$31,988	$4,278
Income taxes paid	163	5,156
Reclassification of loans held for sale to loans held for investment	—	9,599
Loans transferred to other repossessed assets	—	10,451

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Provident Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in 2019 whose primary purpose is to act as the holding company for BankProv (the “Bank”). The Bank, headquartered in Amesbury, Massachusetts, operates its business from its main office in Amesbury, Massachusetts, as well as two branch offices in the Northeastern Massachusetts area, three branch offices in Southeastern New Hampshire and one branch located in Bedford, New Hampshire. The Bank also has a loan production office in Ponte Vedra, Florida. The Bank’s primary deposit products are checking, savings, and term certificate accounts and its primary lending products are commercial real estate, commercial, and mortgage warehouse loans. BankProv is a Massachusetts-chartered stock savings bank that offers both traditional and technology-driven banking solutions to its consumer and commercial customers.

The Bank’s primary lending and deposit-gathering area encompasses the Seacoast Region of Northeastern Massachusetts and Southeastern New Hampshire. However, we also receive deposits from business customers who are located nationwide in addition to our enterprise value and mortgage warehouse loans which are offered nationwide. We attract deposits from the general public and use those funds to originate primarily commercial real estate and commercial business loans, and to invest in securities. The Company believes that it does not have any significant loan concentrations or investment securities in any one industry or with any customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

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

Basis of Presentation

The consolidated financial statements include the accounts of Provident Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, Provident Security Corporation, 5 Market Street Security Corporation, and Prov 1, LLC. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account. Prov 1, LLC was established to engage in any lawful act or activity for which limited liability companies may be organized. A certificate of cancellation was executed for Prov 1, LLC in 2023. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the prior year have been reclassified to be consistent with the current year’s consolidated financial statement presentation. The reclassifications had no effect on the net income reported in the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent or if full collection of interest or principal becomes uncertain. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. There were no debt securities on non-accrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the year ended December 31, 2023 or December 31, 2022.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Boston (the “FHLB”), the Bank is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members own stock as determined by their Total Stock Investment Requirement, which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses for loans. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Accrued interest receivable totaled $5.9 million and $6.4 million at December 31, 2023 and December 31, 2022, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using either the level-yield or straight-line method without anticipating prepayments.

Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash. Residential real estate loans are generally placed on non-accrual status when reaching 90 days past due. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on non-accrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing the following modifications: principal forgiveness, other-than-insignificant payment delays, term extensions, interest rate reductions, or a combination of these modifications. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses on loans.

In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

Allowance for Credit Losses

Allowance for Credit Losses - Loans

The allowance for credit losses for loans (“ACLL”) is a valuation account that is deducted from the amortized cost basis of the loans to present the net amount expected to be collected. Loans are charged-off against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance and do not exceed the aggregate of amounts previously charged-off.

The Company employs a process and methodology to estimate the ACLL that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors involves pooling loans into portfolio segments for loans that share similar risk characters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Enterprise value: Loans in this segment are made to small- and medium-size businesses in a senior secure position and are generally secured by the enterprise value of the business. The enterprise value consists of the going concern value of the business and takes into account the value of business assets (both tangible and intangible). Repayment is expected from the cash flows of the business. Economic and industry specific conditions can have an effect on the credit quality of this segment.

Digital asset: We no longer originate digital asset loans. Loans in this segment were made to businesses in the digital asset space and are generally secured by digital asset mining equipment or by the United States dollar value of digital currency assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, resultant decreased consumer spending as well as decreases in the value of digital currency can have an effect on the credit quality of this segment.

Residential real estate: All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. We no longer originate residential real estate loans, and previously we did not typically originate loans with a loan-to-value ratio greater than 80% or grant subprime loans. Loans with loan to value ratios greater than 80% required the purchase of private mortgage insurance.

Construction and land development: Loans in this segment primarily include speculative and pre-sold real estate development loans for which payment is derived from sale of the property and a conversion of the construction loans to permanent loans for which payment is then derived from cash flows of the property. Credit risk is affected by cost overruns, the accuracy of estimates of the value of the property upon completion, time to sell at an adequate price, and market conditions.

Consumer: Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Mortgage warehouse: Loans in this segment are primarily facility lines to non-bank mortgage origination companies. The underlying collateral of these loans are residential real estate loans. Loans are originated by the mortgage companies for sale into secondary markets, which is typically within 15 days of the loan closing, with the exception of construction loans which generally take longer to pay off due to the nature of the loan. The primary source of repayment is the cash flow upon the sale of the loans. The credit risk associated with this type of lending is the risk that the mortgage companies are unable to sell the loans.

Management estimates the ACLL balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as portfolio mix, delinquency levels, or term as well as for changes in economic conditions, such as changes in unemployment rates, property values, gross domestic product (“GDP”), home pricing index (“HPI”), or other relevant factors. Incorporated in the estimate for the ACLL is consideration of qualitative factors, which include the following for all loan pools:

•Changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices.

•Changes in the experience, depth, and ability of lending management.

•Changes in the quality of the organization’s loan review system.

•The existence and effect of any concentrations of credit and changes in the levels of such concentrations.

•The effect of other external factors (i.e., legal and regulatory requirements) on the level of estimated credit losses.

In addition to the above, the mortgage warehouse pool includes a qualitative factor for changes in international, national, regional, and local conditions as the ACLL model for this loan pool does not apply an economic regression model in the calculation of the historical loss rate. The determination of qualitative factors involves significant judgment.

The allowance for unfunded commitments is maintained at a level by the Company to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for Credit Losses – Available-For-Sale Securities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued interest receivable on available-for-sale debt securities totaled $192,000 at December 31, 2023 and is excluded from the estimate of credit losses.

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies are reflected in noninterest income on the consolidated statements of operations and are not subject to income taxes.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation on building and leasehold improvements is calculated primarily using the straight-line method with useful lives of seven to 40 years. Furniture and fixtures are depreciated using the straight-line method with useful lives of one to 15 years. Computer equipment is also depreciated using the straight-line method with useful lives ranging from one to five years.

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

Qualified Affordable Housing Project Investments

The Bank invests in qualified affordable housing projects. At December 31, 2023 and 2022, the balance of the investment for qualified affordable housing projects was $6.1 million and $7.3 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. Amortization expense was $717,000 and $1.0 million and net tax benefits were $880,000 and $1.3 million related to the years ending December 31, 2023, and December 31, 2022, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) per Share

Basic earnings (loss) per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period. BankProv Employee Stock Ownership Plan (the “ESOP”) shares are considered outstanding for this calculation unless unallocated. Diluted earnings (loss) per common share is computed in a manner similar to that of basic earnings (loss) per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares, treasury stock and unvested restricted stock are not deemed outstanding for earnings (loss) per share calculations. Earning, losses, and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements, if applicable.

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

Stock-Based Compensation Plans

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the award. The Company's accounting policy is to recognize forfeitures as they occur.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to fund loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been legally isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Recent Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance-sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the impact of ASC 326:

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

Also on January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends guidance on “vintage disclosures” to required disclosures of current-period gross write-offs by year of origination. The ASC also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan modifications for borrowers experiencing financial difficulty.

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

ASU 2020-04 was effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that included or was subsequent to March 12, 2020, or prospectively from a date within an interim period that included or was subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company selected the Secured Overnight Financing Rate (“SOFR”) as its primary alternative to LIBOR and also used alternative reference rates, based on the individual needs of its customers and the type of credit being extended, when necessary. Legacy LIBOR-based loans transitioned to an alternative reference rate on or before June 30, 2023. The adoption of ASU 2020-04 did not result in a material impact to the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09"), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires annual disclosure of specific categories in the rate reconciliation table and separate disclosure for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires annual disclosure of the amount of income taxes paid disaggregated by federal, state, and foreign taxes, and separately, the amount of income taxes paid disaggregated by individual taxing jurisdictions in which income taxes paid exceed a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quantitative threshold. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company will update its income tax disclosures upon adoption.

NOTE 3 — Debt SECURITIES

The following table summarizes the amortized cost, allowance for credit losses, and fair value of debt securities available-for-sale at December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized	Gross	Gross	Allowance
	Cost	Unrealized	Unrealized	for Credit	Fair
(In thousands)	Basis	Gains	Losses	Losses	Value
December 31, 2023
State and municipal	$11,785	$14	$399	$—	$11,400
Asset-backed securities	8,319	—	784	—	7,535
Government mortgage-backed securities	10,405	—	769	—	9,636
Total debt securities available-for-sale	$30,509	$14	$1,952	—	$28,571

The following table summarizes the amortized cost and fair value of debt securities available-for-sale at December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
December 31, 2022
State and municipal	$11,894	$2	$825	$11,071
Asset-backed securities	7,197	—	923	6,274
Government mortgage-backed securities	12,366	—	1,111	11,255
Total debt securities available-for-sale	$31,457	$2	$2,859	$28,600

There were no realized gains or losses on sales and calls of securities during the year ended December 31, 2023 or 2022.

The scheduled maturities of debt securities at December 31, 2023 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year	$557	$547
Due after one year through five years	299	300
Due after five years through ten years	1,727	1,734
Due after ten years	9,202	8,819
Government mortgage-backed securities	10,405	9,636
Asset-backed securities	8,319	7,535
	$30,509	$28,571

At December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

Securities with carrying amounts of $8.1 million and $9.8 million were pledged to secure available borrowings with the Federal Home Loan Bank at December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2023, aggregated by major security type and length in a continuous loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2023
Temporarily impaired securities:
State and municipal	$—	$—	$7,269	$399	$7,269	$399
Asset-backed securities	1,802	16	5,733	768	7,535	784
Government mortgage-backed securities	—	—	9,574	769	9,574	769
Total temporarily impaired debt securities	$1,802	$16	$22,576	$1,936	$24,378	$1,952
December 31, 2022
Temporarily impaired securities:
State and municipal	$8,174	$183	$2,297	$642	$10,471	$825
Asset-backed securities	2,322	182	3,951	741	6,274	923
Government mortgage-backed securities	7,428	474	3,827	637	11,255	1,111
Total temporarily impaired debt securities	$17,924	$839	$10,075	$2,020	$28,000	$2,859

The Company expects to recover its amortized cost basis on all debt securities. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell these securities in an unrealized loss position as of December 31, 2023, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2023:

State and municipal securities: At December 31, 2023, 10 of the 19 securities in the Company’s portfolio of state and municipal securities were in unrealized loss positions. Aggregate unrealized losses represented 3.4% of the amortized cost of state and municipal securities in unrealized loss positions. The Company continually monitors the state and municipal securities sector of the market and periodically evaluates the appropriate level of exposure to the market. At this time, the Company believes the securities in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying downgrades during the quarter. All securities are performing.

Asset-backed securities: At December 31, 2023, all five of the securities in the Company’s portfolio of asset-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 9.4% of the amortized cost of asset-backed securities in unrealized loss positions. The U.S. Small Business Administration (“SBA”) guarantees the contractual cash flows of all of the Company’s asset-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Government mortgage-backed securities: At December 31, 2023, 31 of the 32 securities in the Company’s portfolio of government mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 7.4% of the amortized cost of government mortgage-backed securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES FOR LOANS

A summary of loans is as follows:

	December 31,	December 31,
(In thousands)	2023	2022
Commercial real estate	$468,928	$453,592
Commercial	176,124	216,931
Enterprise value	433,633	438,745
Digital asset (1)	12,289	40,781
Residential real estate	7,169	8,165
Construction and land development	77,851	72,267
Consumer	168	391
Mortgage warehouse	166,567	213,244
	1,342,729	1,444,116
Allowance for credit losses - loans	(21,571)	(28,069)
Net loans	$1,321,158	$1,416,047

(1)Includes $12.3 million and $26.5 million in loans secured by cryptocurrency mining rigs at December 31, 2023 and 2022, respectively.

The following table presents the activity in the allowance for credit losses for loans by portfolio segment for the year ended December 31, 2023 and 2022:

	Commercial				Residential	Construction
	Real		Enterprise	Digital	Real	and Land		Mortgage
(In thousands)	Estate	Commercial	Value	asset	Estate	Development	Consumer	Warehouse	Total
Balance at December 31, 2022	$5,062	$3,582	$7,712	$10,493	$43	$909	$55	$213	$28,069
Impact of adopting ASC 326	(745)	(711)	(270)	(157)	18	(513)	(51)	(159)	(2,588)
Charge-offs	(1)	(169)	(4,788)	—	—	—	(45)	—	(5,003)
Recoveries	—	160	55	—	5	—	10	—	230
Provision (credit)	155	(369)	5,457	(4,421)	9	11	33	(12)	863
Balance at December 31, 2023	$4,471	$2,493	$8,166	$5,915	$75	$407	$2	$42	$21,571

Balance at December 31, 2021	$4,889	$5,371	$6,158	$2,012	$38	$479	$168	$381	$19,496
Charge-offs	—	(1,338)	(351)	(46,350)	—	—	(66)	—	(48,105)
Recoveries	—	131	88	—	—	—	31	—	250
Provision (credit)	173	(582)	1,817	54,831	5	430	(78)	(168)	56,428
Balance at December 31, 2022	$5,062	$3,582	$7,712	$10,493	$43	$909	$55	$213	$28,069

At December 31, 2023 and 2022, loans with an aggregate principal balance of $458.7 million and $365.7 million, respectively, were pledged to secure possible borrowings from the Federal Reserve Bank of Boston (the “FRB”), and loans with an aggregate principal balance of $190.5 million and $172.1 million, respectively, were pledged to secure possible borrowings from the FHLB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loan delinquencies by portfolio segment at December 31, 2023 and 2022:

			90 Days	Total
	30 - 59	60 - 89	or More	Past	Total	Total
(In thousands)	Days	Days	Past Due	Due	Current	Loans
December 31, 2023
Commercial real estate	$18,226	$—	$—	$18,226	$450,702	$468,928
Commercial	5	100	1,813	1,918	174,206	176,124
Enterprise value	3,348	—	—	3,348	430,285	433,633
Digital asset	—	—	—	—	12,289	12,289
Residential real estate	—	—	236	236	6,933	7,169
Construction and
land development	—	—	—	—	77,851	77,851
Consumer	2	3	4	9	159	168
Mortgage warehouse	—	—	—	—	166,567	166,567
Total	$21,581	$103	$2,053	$23,737	$1,318,992	$1,342,729

December 31, 2022
Commercial real estate	$240	$—	$1	$241	$453,351	$453,592
Commercial	—	—	41	41	216,890	216,931
Enterprise value	—	—	92	92	438,653	438,745
Digital asset	—	—	—	—	40,781	40,781
Residential real estate	—	—	73	73	8,092	8,165
Construction and
land development	—	—	—	—	72,267	72,267
Consumer	—	9	—	9	382	391
Mortgage warehouse	—	—	—	—	213,244	213,244
Total	$240	$9	$207	$456	$1,443,660	$1,444,116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost basis of loans on non-accrual and loans past due over 89 days but still accruing as of December 31, 2023 and 2022:

	Non-accrual		90 Days
	With No		or More
	Allowance	Non-accrual	Past Due
(In thousands)	for Credit Loss	Loans	and Accruing
December 31, 2023
Commercial	$1,857	$1,857	$—
Enterprise value	—	1,991	—
Digital asset	—	12,289	—
Residential real estate	—	376	—
Consumer	—	4	—
Total	$1,857	$16,517	$—

December 31, 2022
Commercial real estate	$56	$56	$—
Commercial	101	101	—
Enterprise value	92	92	—
Digital asset	—	26,488	—
Residential real estate	(70)	227	—
Total	$179	$26,964	$—

The Company did not recognize interest income on non-accrual loans during the year ended December 31, 2023, and 2022, respectively.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023:

	Commercial		Cryptocurrency
	Real	Business	Mining Rigs
(In thousands)	Estate	Assets	and Other (1)
Commercial real estate	$19,693	$—	$—
Commercial	—	1,652	—
Enterprise value	—	1,991	—
Digital asset	—	—	12,289
	$19,693	$3,643	$12,289

(1)Other collateral includes the United States dollar value of Bitcoin held in control accounts, an interest in a joint venture partnership, as well as cash accounts held at the Bank.

The following table presents the amortized cost basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

(Dollars in thousands)	Principal Forgiveness	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Term Extension and Interest Rate Reduction	Total Class of Financing Receivable $	Total Class of Financing Receivable %
December 31, 2023
Commercial	$—	$—	$—	$—	$17	$17	0.01%
Enterprise value	—	17,586	—	—	—	17,586	4.06
Digital asset	—	—	12,289	—	—	12,289	100.00
Total	$—	$17,586	$12,289	$—	$17	$29,892	2.23%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has not committed to lend any additional funds to borrowers experiencing financial difficulty whose loans had been modified during the year ended December 31, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023:

	Weighted-Average Payment Delay	Weighted-Average Term Extension	Weighted-Average Term Extension and Interest Rate Reduction
	Months	Months	Months	Percentage
December 31, 2023
Commercial	—	—	4	3.25%
Enterprise value	4	—	—	—%
Digital asset	—	3	—	—%

K

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of December 31, 2023, there were no past due balances or subsequent defaults related to loans modified during the year ended December 31, 2023.

Prior to the Company’s adoption of ASU 2022-02 on January 1, 2023 (see Note 2 for additional information), loans were considered TDRs when the Company granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions could include deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt could be bifurcated with separate terms for each tranche of the restructured debt.

There were no new TDRs entered into during the year ended December 31, 2022. The total recorded investment in TDRs was $20.4 million at December 31, 2022, of which $20.0 million were commercial real estate loans, $154,000 were residential loans, $115,000 were commercial loans and $92,000 were enterprise value loans. There were no commitments to lend additional funds to borrowers whose loans were modified in troubled debt restructurings as of December 31, 2022.

Credit Quality Information

The Company utilizes a seven grade internal loan rating system for commercial real estate, commercial, enterprise value, digital asset, construction and land development, and mortgage warehouse as follows:

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, commercial, enterprise value, digital asset, and construction and land development loans.

On an annual basis, or more often if needed, the Company completes a credit recertification on all mortgage warehouse originators.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For residential real estate loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and rates such loans as pass. Ongoing monitoring is based upon the borrower’s payment activity.

Consumer loans are not formally rated.

Based on the most recent analysis performed, the risk category of loans by class of loans and their corresponding gross write offs for the year ended December 31, 2023 is as follows:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial Real Estate
Pass	$35,966	$50,608	$107,593	$30,236	$59,578	$132,219	$19,617	$—	$435,817
Special mention	—	—	—	—	2,898	3,373	—	—	6,271
Substandard	—	—	—	1,048	4,436	21,356	—	—	26,840
Total commercial real estate	35,966	50,608	107,593	31,284	66,912	156,948	19,617	—	468,928
Commercial real estate
Current period gross write offs	—	—	1	—	—	—	—	—	1
Commercial
Pass	6,398	14,000	48,922	13,233	16,491	22,483	37,920	28	159,475
Special mention	—	—	—	—	—	9,932	2,674	—	12,606
Substandard	—	—	205	—	1,815	1,798	225	—	4,043
Total commercial	6,398	14,000	49,127	13,233	18,306	34,213	40,819	28	176,124
Commercial
Current period gross write offs	—	—	—	—	102	67	—	—	169
Enterprise Value
Pass	85,412	97,942	119,126	48,427	23,186	3,346	16,026	—	393,465
Special mention	—	11,768	4,838	2,424	753	3,001	1,619	—	24,403
Substandard	1,991	790	1,464	1,870	1,595	—	8,055	—	15,765
Total enterprise value	87,403	110,500	125,428	52,721	25,534	6,347	25,700	—	433,633
Enterprise value
Current period gross write offs	—	3,561	—	2	—	1,225	—	—	4,788
Digital Asset
Substandard	—	12,289	—	—	—	—	—	—	12,289
Total digital asset	—	12,289	—	—	—	—	—	—	12,289
Digital asset
Current period gross write offs	—	—	—	—	—	—	—	—	—
Residential Real Estate
Pass	—	—	—	5	179	3,183	2,579	871	6,817
Substandard	—	—	—	—	—	284	68	—	352
Total residential real estate	—	—	—	5	179	3,467	2,647	871	7,169
Residential real estate
Current period gross write offs	—	—	—	—	—	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction and Land Development
Pass	3,701	54,925	17,015	—	—	1,429	781	—	77,851
Total construction and land development	3,701	54,925	17,015	—	—	1,429	781	—	77,851
Construction and land development
Current period gross write offs	—	—	—	—	—	—	—	—	—
Consumer
Not formally rated	—	—	—	—	—	121	45	2	168
Total consumer	—	—	—	—	—	121	45	2	168
Consumer
Current period gross write offs	30	—	—	—	—	15	—	—	45
Mortgage Warehouse
Pass	—	—	—	—	—	—	166,567	—	166,567
Total mortgage warehouse	—	—	—	—	—	—	166,567	—	166,567
Mortgage warehouse
Current period gross write offs	—	—	—	—	—	—	—	—	—

The following table presents the Company’s loans by risk rating and portfolio segment at December 31, 2022:

(In thousands)	Commercial Real Estate	Commercial	Enterprise Value	Digital Asset	Residential Real Estate	Construction and Land Development	Consumer	Mortgage Warehouse	Total
December 31, 2022
Grade:
Pass	$399,455	$202,895	$408,616	$4,724	$7,938	$72,267	$—	$213,244	$1,309,139
Special mention	26,995	11,015	20,091	9,569	—	—	—	—	67,670
Substandard	27,141	2,854	9,946	26,488	227	—	—	—	66,656
Doubtful	—	165	92	—	—	—	—	—	257
Loss	1	2	—	—	—	—	—	—	3
Not formally rated	—	—	—	—	—	—	391	—	391
Total	$453,592	$216,931	$438,745	$40,781	$8,165	$72,267	$391	$213,244	$1,444,116

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $17.3 million and $20.6 million at December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain directors and executive officers of the Company and companies in which they have significant ownership interests were customers of the Bank during 2023. The following is a summary of the loans to such persons and their companies at December 31, 2023 and 2022:

(In thousands)
Beginning balance, January 1, 2022	$18,586
Advances	12,105
Principal payments	(12,434)
Loans transferred/sold	(25)
Ending balance, December 31, 2022	$18,232
Beginning balance, January 1, 2023	$18,232
Advances	—
Principal payments	(35)
Loans from retired directors	(2,369)
Ending balance, December 31, 2023	$15,828

NOTE 5 — PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2023 and 2022:

	December 31,	December 31,
(In thousands)	2023	2022
Land	$2,424	$2,424
Buildings	13,874	13,851
Furniture and equipment	5,530	5,241
Leasehold improvements	3,552	3,526
	25,380	25,042
Accumulated depreciation and amortization	(12,394)	(11,462)
Premises and equipment, net	$12,986	$13,580

Depreciation and amortization expense was $932,000 and $940,000 for the years ended December 31, 2023 and 2022, respectively.

NOTE 6 — DEPOSITS

The following is a summary of deposit balances by type at December 31, 2023 and 2022:

	At	At
	December 31,	December 31,
(Dollars in thousands)	2023	2022
Noninterest-bearing:
Demand	$308,769	$520,226
Interest-bearing:
NOW	93,812	145,533
Regular savings	231,593	141,802
Money market deposits	456,408	318,417
Certificates of deposit:
Certificate accounts of $250,000 or more	24,680	11,449
Certificate accounts less than $250,000	215,960	142,155
Total interest-bearing	1,022,453	759,356
Total deposits	$1,331,222	$1,279,582

At December 31, 2023 and 2022, the aggregate amount of brokered certificates of deposit was $180.0 million and $120.1 million, respectively. Brokered certificates of deposit are not included in the totals for certificates of deposit in denominations over $250,000 listed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, the scheduled maturities for certificate accounts for each of the following five years are as follows:

(In thousands)
2024	$233,263
2025	7,002
2026	133
2027	171
2028	71
Total	$240,640

Deposits from related parties held by the Company at December 31, 2023 and 2022 amounted to $1.4 million and $11.9 million, respectively.

NOTE 7  — OTHER REPOSSESSED ASSETS

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

Activity related to other repossessed assets, which consists of cryptocurrency mining rigs, was as follows:

	2023	2022
(In thousands)	Amount	Amount
Balance at January 1,	$6,051	$—
Loans transferred to other repossessed assets	—	10,451
Net gain (loss) on sale of other repossessed assets	145	(26)
Sales of other repossessed assets	(6,196)	(3,777)
	—	6,648
Valuation allowance/provisions charged to expense	—	(597)
Net balance of other repossessed assets at December 31,	$—	$6,051

Activity in the valuation allowance was as follows:

	Year Ended
	December 31,
(In thousands)	2023	2022
Beginning balance	$597	$—
Provisions charged to expense	—	597
Reductions from sales of other repossessed assets	(597)	—
Ending balance	$—	$597

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — BORROWINGS

At December 31, 2023 and 2022, advances consist of funds borrowed from the FHLB and the FRB borrower-in-custody (“BIC”) program. Maturities of advances from the FHLB and FRB for years ending after December 31, 2023 and 2022 are summarized as follows:

(In thousands)	2023
2024	$95,134
2025	5,136
2026	138
2027	139
2028	141
Thereafter	4,009
Total	$104,697

(In thousands)	2022
2023	$117,132
2024	134
2025	5,136
2026	138
2027	139
Thereafter	4,150
Total	$126,829

Borrowings from the FHLB are secured by qualified collateral, consisting primarily of certain commercial real estate loans, qualified mortgage-backed government securities and certain loans with mortgages secured by one- to four-family properties. At December 31, 2023, borrowings from the FHLB consisted of overnight advances of $95.0 million and advances with original maturities more than one year of $9.7 million. The interest rate on the overnight advance was 5.56% at December 31, 2023. The interest rates on FHLB long-term advances ranged from 1.21% to 1.32%, with a weighted average interest rate of 1.28% at December 31, 2023. At December 31, 2023, the Company had the ability to borrow $126.3 million from the FHLB, of which $104.7 was outstanding as of that date.

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

Borrowings from the FRB BIC program are secured by a Uniform Commercial Code financing statement on qualified collateral, consisting of certain commercial loans. There were no outstanding FRB borrowings at December 31, 2023, and as of that date the Company had the ability to borrow $282.4 million. At December 31, 2022, FRB borrowings consisted of overnight borrowings totaling $19.5 million and had an interest rate of 4.50%. At December 31, 2022, the Company had the ability to borrow $153.3 million from the FRB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES

The components of income tax expense are as follows for the years ended December 31, 2023 and 2022:

(In thousands)	2023	2022
Current tax (benefit) expense:
Federal	$1,755	$267
State	200	(81)
	1,955	186
Deferred tax benefit:
Federal	652	(4,785)
State	602	(1,191)
Rate Change	614	—
	1,868	(5,976)
Income tax expense	$3,823	$(5,790)

The following is a summary of the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, 2023 and 2022:

	2023	2022
Federal income tax at statutory rate	21.0%	(21.0)%
Increase (decrease) in tax resulting from:
State tax, net of federal tax benefit	5.2	(3.7)
Tax exempt income and dividends received deduction	(0.5)	(0.3)
Stock compensation	1.2	(0.3)
Bank owned life insurance	(1.6)	0.8
State rate change	4.1	(0.6)
Federal credits	(3.3)	—
Other	(0.2)	3.9
Effective tax rate	25.9%	(21.2)%

The following is a summary of the Company’s gross deferred tax assets and gross deferred tax liabilities at December 31, 2023 and 2022:

(In thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses - loans	$5,638	$7,646
Net operating loss carryforward	3,558	3,785
Employee benefit plans and share-based compensation plans	1,059	2,238
Deferred loan fees, net	1,190	1,583
Write down of other assets and receivables	105	109
Depreciation	84	82
Reserve for unfunded commitments	85	60
Net unrealized gain on securities	442	657
General business credit carryover	1,282	—
Other	1,097	701
Gross deferred tax assets	14,540	16,861
Deferred tax liabilities:
Depreciation	—	—
Prepaid expenses	(79)	(68)
Net unrealized holding gain on securities	—	—
Gross deferred tax liabilities	(79)	(68)
Net deferred tax asset	$14,461	$16,793

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2023 or 2022.

At December 31, 2023, the Company had federal net operating loss carryforwards of approximately $14.8 million, which do not expire. The Company also had state net operating loss carryforwards of approximately $8.9 million, of which approximately $2.0 million do not expire, and the remaining $6.9 million expire at various dates from 2027 to 2042.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2023 and 2022, there was no material uncertain tax positions related to federal and state income tax matters. The Company is generally not subject to examination by the Internal Revenue Service and state taxing authorities under applicable statutes of limitations for years prior to 2020.

NOTE 10 — EMPLOYEE BENEFITS & Stock-BASED COMPENSATION PLANS

401(k) Plan

The Company sponsors a 401(k) plan. All employees are eligible to join the 401(k) plan. A Safe Harbor Plan was adopted by the Company effective January 1, 2007. Under the Safe Harbor Plan, the Company matches 100% of employee contributions up to 6% of compensation. In addition, the Company may make a discretionary contribution to the 401(k) plan determined on an annual basis. Employees may contribute a percentage of their annual compensation, on a pre-tax or after-tax basis, as defined under the 401(k) Plan, up to 100% of eligible compensation subject to the maximum amount allowable under the provisions of the Internal Revenue Code (“IRC”). Prior to March 1, 2021, participants could contribute up to 75% of eligible compensation subject to the maximum amount allowable under the provisions of the IRC. The expense recognized under the 401(k) plan was $1.2 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively, and is included in salaries and employee benefits expense.

Supplemental Executive Retirement Plans

The Company has Supplemental Executive Retirement Agreements with certain executive officers. These agreements are designed to supplement the benefits available through the Company’s retirement plan. The liability for the retirement benefits amounted to $802,000 and $8.5 million at December 31, 2023 and 2022, respectively, and is included in other liabilities. The expense recognized for these benefits was $123,000 and $1.8 million for the years ended December 31, 2023 and 2022, respectively, and is included in salaries and employee benefits expense.

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

Shares held by the ESOP include the following:

	December 31, 2023	December 31, 2022
Allocated	551,530	461,772
Committed to be allocated	89,758	89,758
Unallocated	897,580	987,338
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $9.0 million at December 31, 2023.

Total compensation expense recognized for the years ended December 31, 2023 and 2022 was $786,000 and $1.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2023	2022
Vesting period (years)	5	5
Expiration date (years)	10	10
Expected volatility	36.56%	33.47%
Expected life (years)	7.5	7.5
Expected dividend yield	1.67%	1.01%
Risk free interest rate	3.45%	2.63%
Fair value per option	$3.58	$5.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock option grants for the year ended December 31, 2023 is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,467,876	$11.00
Granted	158,100	9.55
Forfeited	(55,200)	14.62
Expired	(155,448)	11.78
Exercised	(226,565)	8.61
Outstanding at December 31, 2023	1,188,763	$10.99	6.12	$488,000
Outstanding and expected to vest at December 31, 2023	1,188,763	$10.99	6.12	$488,000
Vested and Exercisable at December 31, 2023	684,789	$10.41	4.77	$426,000
Unrecognized compensation cost	$1,665,000
Weighted average remaining recognition period (years)	2.98

Total expense for the stock options was $645,000 and $864,000 for the years ended December 31, 2023 and 2022, respectively. The intrinsic value of options exercised was $98,000 and $431,000 million for the years ended December 31, 2023 and 2022, respectively. The tax benefit from option exercises was $27,000 and $103,000 for the years ended December 31, 2023 and 2022, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plans for the year ended December 31, 2023:

		Weighted
	Number of	Average
	Shares	Grant Price
Unvested restricted stock awards at December 31, 2022	192,748	$13.16
Granted	29,515	9.55
Forfeited	(22,094)	14.62
Vested	(54,248)	12.75
Unvested restricted stock awards at December 31, 2023	145,921	$12.37
Unrecognized compensation cost	$1,579,000
Weighted average remaining recognition period (years)	2.71

Total expense for the restricted stock awards was $663,000 and $990,000 for the years ended December 31, 2023 and 2022, respectively. The tax benefit from restricted awards was $194,000 and $277,000 for the years ended December 31, 2023 and 2022, respectively. The total fair value of shares vested during the years ended December 31, 2023 and 2022 was $500,000 and $662,000, respectively.

NOTE 11 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed in a manner similar to that of basic earnings (loss) per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock equivalents were issued during the period. Unallocated ESOP shares, treasury stock and unvested restricted stock are not deemed outstanding for earnings (loss) per share calculations.

(Dollars in thousands, except per share	December 31,	December 31,
dollar amounts)	2023	2022
Net Income (Loss) attributable to common shareholders	$10,954	$(21,468)

Average number of common shares issued	17,684,844	17,765,372
Less:
Average unallocated ESOP shares	(938,526)	(1,028,283)
Average unvested restricted stock	(160,139)	(254,466)
Average number of common shares outstanding
to calculate basic earnings per common share	16,586,180	16,482,623

Effect of dilutive unvested restricted stock and stock option awards	8,505	—
Average number of common shares outstanding
to calculate diluted earnings per common share	16,594,685	16,482,623

Earnings (Loss) per common share:
Basic	$0.66	$(1.30)
Diluted	$0.66	$(1.30)

Stock options for 906,552 shares of common stock were not considered in computing diluted earnings per common share for the year ended December 31, 2023 because they were anti-dilutive, meaning the exercise price for such options were higher than the average price for the Company for such period. Diluted earnings per share for the year ended December 31, 2022 was equal to the basic earnings per share due to the Company’s net loss position.

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of December 31, 2023 and 2022, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2023, the Bank exceeded the regulatory requirement for the capital conservation buffer.

Federal banking agencies have established a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for federal law. As of December 31, 2023, the Bank has not opted into the CBLR framework.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual capital amounts and ratios at December 31, 2023 and 2022 are summarized as follows:

						To Be Well
						Capitalized Under
	Actual		For Capital			Prompt Corrective
	Capital		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2023
Total Capital (to Risk Weighted Assets)	$212,992	14.02%	$121,525	>	8.0%	$151,907	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	193,968	12.77	91,144	>	6.0	121,525	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	193,968	12.77	68,358	>	4.5	98,739	>	6.5
Tier 1 Capital (to Average Assets)	193,968	11.59	66,924	>	4.0	83,655	>	5.0
December 31, 2022
Total Capital (to Risk Weighted Assets)	$204,354	12.62%	$129,492	>	8.0%	$161,865	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	184,025	11.37	97,119	>	6.0	129,492	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	184,025	11.37	72,839	>	4.5	105,212	>	6.5
Tier 1 Capital (to Average Assets)	184,025	11.17	65,916	>	4.0	82,395	>	5.0

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid in a year, without prior approval of regulatory agencies, to the amount by which net income of the Bank for the year plus the retained net income of the previous two years exceeds any net loss reported in those respective periods. For the year ended December 31, 2023, the Bank reported net income of $10.7 million. For the years ended December 31, 2022 and 2021, the Bank reported a net loss of $21.5 million and net income of $16.1 million, respectively. There were no dividends paid during the year ended December 31, 2023.

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the notice provisions for stock repurchases of the Board of Governors of the Federal Reserve System. In March 2021, the Company announced its plan to repurchase 1,400,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the FRB, and in compliance with applicable state and federal regulations. As of December 31 2023, the Company had repurchased 1,145,479 shares of its outstanding common stock under this program, however, the Company did not repurchase any shares of its outstanding common stock under this program during the year ended December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LEASES

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company’s balance sheet.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate; therefore, the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. The Company’s lease terms may include lease extension and termination options when it is reasonably certain that the Company will exercise the option. The Company recognized ROU assets totaling $3.8 million and $3.9 million and operating lease liabilities totaling $4.2 million and $4.3 million at December 31, 2023 and December 31, 2022, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For the year ended December 31, 2023 and 2022, rent expense for the operating leases totaled $315,000.

The following table presents information regarding the Company’s operating leases:

	December 31,	December 31,
	2023	2022
Weighted-average discount rate	3.62%	3.59%
Range of lease expiration dates	1 - 12 years	1 - 13 years
Range of lease renewal options	0 - 20 years	5 - 20 years
Weighted-average remaining lease term	25.8 years	26.4 years

The following table presents the undiscounted annual lease payments under the terms of the Company's operating leases at December 31, 2023, including a reconciliation to the present value of operating lease liabilities recognized in the unaudited Consolidated Balance Sheets:

(In thousands)
2024	$270
2025	280
2026	291
2027	293
2028	208
Years thereafter	5,533
Total lease payments	6,875
Less imputed interest	(2,704)
Total lease liabilities	$4,171

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Notional amounts of financial instruments with off-balance sheet credit risk are as follows at December 31, 2023 and 2022:

(In thousands)	2023	2022
Commitments to originate loans	$8,601	$6,087
Letters of credit	1,691	1,686
Unadvanced portions of loans	178,235	347,674
	$188,527	$355,447

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes financial instruments measured at fair value on a recurring basis at December 31, 2023 and 2022:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2023
State and municipal	$11,400	$—	$11,400	$—
Asset-backed securities	7,535	—	7,535	—
Government mortgage-backed securities	9,636	—	9,636	—
Totals	$28,571	$—	$28,571	$—
December 31, 2022
State and municipal	$11,071	$—	$11,071	$—
Asset-backed securities	6,274	—	6,274	—
Government mortgage-backed securities	11,255	—	11,255	—
Totals	$28,600	$—	$28,600	$—

Fair Values of Assets Measured on a Nonrecurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Certain loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the ACLL. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties.

Other repossessed assets, which consists of repossessed cryptocurrency mining rigs, were accounted for at fair value. Future adjustments, if any, will be recorded directly as an adjustment to current earnings. Fair value was measured using the appraised values of the cryptocurrency mining rigs and adjusted as necessary by management based on unobservable inputs.

The following summarizes assets measured at fair value on a nonrecurring basis at December 31, 2023 and 2022:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2023
Loans
Enterprise value	$891	$—	$—	$891
Digital asset	6,373	—	—	6,373
Totals	$7,264	$—	$—	$7,264

December 31, 2022
Loans
Commercial	$165	$—	$—	$165
Enterprise value	91	—	—	91
Digital asset	16,390	—	—	16,390
Other repossessed assets	6,051	—	—	6,051
Totals	$22,697	$—	$—	$22,697

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2023 and 2022:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2023
Loans
Enterprise value	$891	Business or collateral valuation	Comparable company or collateral evaluations	0% - 26%
Digital asset	6,373	Asset valuation	Comparable asset evaluations	0% - 25%

December 31, 2022
Loans
Commercial	$165	Business or collateral valuation	Comparable company or collateral evaluations	0% - 10%
Enterprise value	91	Business or collateral valuation	Comparable company or collateral evaluations	0% - 10%
Digital asset	16,390	Asset valuation	Comparable asset evaluations	0% - 10%
Other repossessed assets	6,051	Asset valuation	Comparable asset evaluations	0% - 3%

At December 31, 2023, the contractual balance of loans measured at fair value on a nonrecurring basis was $2.0 million, net of reserves of $1.1 million and interest paid to principal of $12,000 for the enterprise value segment and $14.4 million, net of reserves of $5.9 million and interest paid to principal of $2.1 million for the digital asset segment. At December 31, 2022, the contractual balance of loans measured at fair value on a nonrecurring basis was $483,000 net of charge-offs of $319,000 for the commercial segment, $1.6 million net of charge-offs of $1.5 million and interest paid to principal of $23,000 for the enterprise value segment, and $26.7 million net of specific reserves of $10.1 million for the digital asset segment.

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at December 31, 2023 and 2022:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Cash and cash equivalents	$220,332	$220,332	$—	$—	$220,332
Available-for-sale debt securities	28,571	—	28,571	—	28,571
Federal Home Loan Bank of Boston stock	4,056	N/A	N/A	N/A	N/A
Loans, net	1,321,158	—	—	1,279,421	1,279,421
Accrued interest receivable	6,090	—	6,090	—	6,090
Financial liabilities:
Deposits	1,331,222	—	1,331,701	—	1,331,701
Borrowings	104,697	—	104,765	—	104,765

December 31, 2022
Financial assets:
Cash and cash equivalents	$80,629	$80,629	$—	$—	$80,629
Available-for-sale debt securities	28,600	—	28,600	—	28,600
Federal Home Loan Bank of Boston stock	4,266	N/A	N/A	N/A	N/A
Loans, net	1,416,047	—	—	1,341,633	1,341,633
Accrued interest receivable	6,597	—	6,597	—	6,597
Other repossessed assets	6,051		—	6,051	6,051
Financial liabilities:
Deposits	1,279,582	—	1,279,665	—	1,279,665
Borrowings	126,829	—	124,590	—	124,590

The carrying amounts of financial instruments shown above are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 16 — CONDENSED FINANCIAL STATEMENTS OF PARENT ONLY

Financial information pertaining only to Provident Bancorp, Inc. is as follows:

Provident Bancorp, Inc. - Parent Only Balance Sheet
(In thousands)	2023	2022
Assets
Cash and due from banks	$18,149	$17,415
Investment in common stock of BankProv	196,029	181,824
Other assets	7,993	8,588
Total assets	$222,171	$207,827
Liabilities and Shareholders' Equity
Other liabilities	$269	$285
Shareholders' equity	221,902	207,542
Total liabilities and shareholders' equity	$222,171	$207,827

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
Provident Bancorp, Inc. - Parent Only Income Statement	December 31,
(In thousands)	2023	2022
Total income	$418	$160
Operating expenses	90	128
Income before income taxes and equity in undistributed net income (loss) of BankProv	328	32
Applicable income tax provision	86	8
Income before equity in income of subsidiaries	242	24
Income (loss) equity in undistributed net income of BankProv	10,712	(21,492)
Net income (loss)	$10,954	$(21,468)

	Twelve Months Ended
Provident Bancorp, Inc. - Parent Only Statement of Cash Flows	December 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$10,954	$(21,468)
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity) loss in undistributed earnings of subsidiaries	(10,712)	21,492
Deferred tax benefit	5	2
Decrease in other assets	590	625
(Decrease) increase in other liabilities	(16)	87
Net cash provided by operating activities	821	738
Cash flows from financing activities:
Cash dividends forfeited (paid) on common stock	5	(1,989)
Proceeds from exercise of stock options, net	(18)	(108)
Shares surrendered related to tax withholdings on restricted stock awards	(74)	(113)
Purchase of common stock	—	(2,860)
Net cash used in financing activities	(87)	(5,070)
Net decrease in cash and cash equivalents	734	(4,332)
Cash and cash equivalents at beginning of year	17,415	21,747
Cash and cash equivalents at end of year	$18,149	$17,415

NOTE 17 – RISKS AND UNCERTAINTIES

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

•The Company is a member of the Depositors Insurance Fund, a private industry-sponsored insurance fund that insures all deposits above Federal Deposit Insurance Corporation limits;

•We have access to multiple funding sources and sufficient capacity to borrow, if needed. As of December 31, 2023 between the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston’s borrower-in-custody program, we had the ability to borrow $408.7 million, of which $104.7 million was outstanding as of that date;

•Our securities portfolio represented only 1.7% of total assets as of December 31, 2023 and the accumulated other comprehensive loss on the portfolio was $1.5 million, or 0.7% of shareholders’ equity as of that date. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Based on our ability to borrow, cash position and low deposit outflows there is no expected reliance on security sales to meet operational needs.