Form 10-Q
period 2024-03-31
Provident Bancorp, Inc. /MD/
filed 2024-05-09
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 17,656,412 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.Financial Information

Item 1.Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
(Dollars in thousands)	2024	2023
Assets	(Unaudited)
Cash and due from banks	$21,341	$22,200
Short-term investments	169,510	198,132
Cash and cash equivalents	190,851	220,332
Debt securities available-for-sale (at fair value)	27,912	28,571
Federal Home Loan Bank stock, at cost	3,605	4,056
Total loans	1,356,580	1,342,729
Allowance for credit losses on loans	(16,006)	(21,571)
Net loans	1,340,574	1,321,158
Bank owned life insurance	45,037	44,735
Premises and equipment, net	12,835	12,986
Accrued interest receivable	5,921	6,090
Right-of-use assets	3,739	3,780
Deferred tax asset, net	13,048	14,461
Other assets	15,236	14,140
Total assets	$1,658,758	$1,670,309
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$310,343	$308,769
Interest-bearing	1,021,735	1,022,453
Total deposits	1,332,078	1,331,222
Borrowings:
Short-term borrowings	80,000	95,000
Long-term borrowings	9,663	9,697
Total borrowings	89,663	104,697
Operating lease liabilities	4,142	4,171
Other liabilities	5,632	8,317
Total liabilities	1,431,515	1,448,407
Shareholders' equity:
Preferred stock; $.01 par value, 50,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,659,146 and 17,677,479 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	177	177
Additional paid-in capital	124,415	124,129
Retained earnings	111,266	106,285
Accumulated other comprehensive loss	(1,602)	(1,496)
Unearned compensation - ESOP	(7,013)	(7,193)
Total shareholders' equity	227,243	221,902
Total liabilities and shareholders' equity	$1,658,758	$1,670,309

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands, except per share data)	2024	2023
Interest and dividend income:
Interest and fees on loans	$20,069	$20,006
Interest and dividends on debt securities available-for-sale	237	238
Interest on short-term investments	1,729	383
Total interest and dividend income	22,035	20,627
Interest expense:
Interest on deposits	9,340	3,901
Interest on short-term borrowings	178	824
Interest on long-term borrowings	31	86
Total interest expense	9,549	4,811
Net interest and dividend income	12,486	15,816
Credit loss (benefit) expense - loans	(5,543)	2,935
Credit loss benefit - off-balance sheet credit exposures	(38)	(1,156)
Total credit loss (benefit) expense	(5,581)	1,779
Net interest and dividend income after credit loss (benefit) expense	18,067	14,037
Noninterest income:
Customer service fees on deposit accounts	674	979
Service charges and fees - other	309	451
Bank owned life insurance income	302	266
Other income	71	251
Total noninterest income	1,356	1,947
Noninterest expense:
Salaries and employee benefits	8,145	8,544
Occupancy expense	443	421
Equipment expense	152	144
Deposit insurance	333	278
Data processing	413	361
Marketing expense	18	83
Professional fees	1,314	1,403
Directors' compensation	174	200
Software depreciation and implementation	543	417
Insurance expense	301	452
Service fees	242	236
Other	657	672
Total noninterest expense	12,735	13,211
Income before income tax expense	6,688	2,773
Income tax expense	1,707	670
Net income	$4,981	$2,103
Earnings per share:
Basic	$0.30	$0.13
Diluted	$0.30	$0.13
Weighted Average Shares:
Basic	16,669,451	16,530,627
Diluted	16,720,653	16,531,266

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income	$4,981	$2,103
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on debt securities available-for-sale	(139)	819
Unrealized (loss) gain	(139)	819
Income tax effect	33	(188)
Total comprehensive (loss) income	(106)	631
Comprehensive income	$4,875	$2,734

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended March 31, 2024 and 2023
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, December 31, 2022	17,669,698	$177	$122,847	$94,630	$(2,200)	$(7,912)	$207,542
Cumulative effect of change in accounting principle	—	—	—	696	—	—	696
Net income	—	—	—	2,103	—	—	2,103
Dividends forfeited	—	—	—	3	—	—	3
Other comprehensive income	—	—	—	—	631	—	631
Stock-based compensation expense, net of forfeitures	—	—	319	—	—	—	319
Restricted stock award grants, net	16,337	—	(2)	—	—	—	(2)
Stock options exercised, net	7,783	—	(27)	—	—	—	(27)
ESOP shares earned	—	—	7	—	—	180	187
Balance, March 31, 2023	17,693,818	$177	$123,144	$97,432	$(1,569)	$(7,732)	$211,452

Balance at December 31, 2023	17,677,479	$177	$124,129	$106,285	$(1,496)	$(7,193)	221,902
Net income	—	—	—	4,981	—	—	4,981
Other comprehensive loss	—	—	—	—	(106)	—	(106)
Stock-based compensation expense, net of forfeitures	—	—	261	—	—	—	261
Restricted stock award grants, net	(18,333)	—	(20)	—	—	—	(20)
ESOP shares earned	—	—	45	—	—	180	225
Balance, March 31, 2024	17,659,146	$177	$124,415	$111,266	$(1,602)	$(7,013)	$227,243

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$4,981	$2,103
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	33	40
ESOP expense	225	187
Change in deferred loan fees, net	(277)	(610)
(Benefit) provision for credit losses	(5,581)	1,779
Depreciation and amortization	278	268
Net gain on other repossessed assets	—	(145)
Decrease in accrued interest receivable	169	761
Deferred tax expense	1,446	664
Share-based compensation expense	261	319
Bank-owned life insurance income	(302)	(266)
Principal repayments of operating lease liabilities	(29)	(27)
Net increase in other assets	(1,096)	(3,735)
Net decrease in other liabilities	(2,647)	(4,404)
Net cash used in operating activities	(2,539)	(3,066)

Cash flows from investing activities:
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	487	635
Redemption of Federal Home Loan Bank stock	451	1,171
Loan originations net of principal collections	(13,596)	92,920
Proceeds from other repossessed asset sales	—	6,196
Additions to premises and equipment	(86)	(87)
Net cash (used in) provided by investing activities	(12,744)	100,835

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing accounts	1,574	(59,390)
Net (decrease) increase in interest-bearing accounts	(718)	183,729
Net cash dividends forfeited on common stock	—	3
Payments from exercise of stock options, net	—	(27)
Net change in short-term borrowings	(15,000)	(58,500)
Repayments of Federal Home Loan Bank long-term advances	(34)	(33)
Shares surrendered related to tax withholdings on restricted stock awards	(20)	(2)
Net cash (used in) provided by financing activities	(14,198)	65,780
Net (decrease) increase in cash and cash equivalents	(29,481)	163,549
Cash and cash equivalents at beginning of year	220,332	80,629
Cash and cash equivalents at end of year	$190,851	$244,178
Supplemental disclosures:
Interest paid	$9,328	$3,919
Income taxes paid	108	128

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc. (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary BankProv (the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation, and 5 Market Street Security Corporation. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account.

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

(3)    Risks and Uncertainties

Current Banking Environment

Industry events have led to a greater focus by financial institutions, investors and regulators on liquidity positions of and funding sources for financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management.

The Company believes it is well insulated from the fallout resulting from the market turmoil due to the following considerations:

•The Bank’s deposit and loan portfolios were and continue to be well-diversified;

•The Bank is a member of the Depositors Insurance Fund, a private industry-sponsored insurance fund that insures all deposits above Federal Deposit Insurance Corporation limits;

•We have access to multiple funding sources and sufficient capacity to borrow, if needed. As of March 31, 2024 between the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston’s ("FRB") borrower-in-custody (“BIC”) program, we had the ability to borrow $416.6 million, of which $89.7 million was outstanding as of that date;

•Our securities portfolio represented 1.7% of total assets as of March 31, 2024 and the accumulated other comprehensive loss on the portfolio was $1.6 million, or 0.7% of shareholders’ equity as of that date. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Based on our ability to borrow, cash position and low deposit outflows there is no expected reliance on security sales to meet operational needs.

(4)    Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires annual disclosure of specific categories in the rate reconciliation table and separate disclosure for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires annual disclosure of the amount of income taxes paid disaggregated by federal, state, and foreign taxes, and separately, the amount of income taxes paid disaggregated by individual taxing jurisdictions in which income taxes paid exceed a quantitative threshold. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this Accounting Standard Update with respect to its consolidated financial statements.

(5)    Debt Securities

Debt securities are classified as available-for-sale when they might be sold before maturity. Debt securities available-for-sale are valued at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

The following tables summarize the amortized cost, allowance for credit losses, and fair value of debt securities available-for-sale at March 31, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized	Gross	Gross	Allowance
	Cost	Unrealized	Unrealized	for Credit	Fair
(In thousands)	Basis	Gains	Losses	Losses	Value
March 31, 2024
State and municipal	$11,758	$4	$442	$—	$11,320
Asset-backed securities	8,255	—	769	—	7,486
Government mortgage-backed securities	9,976	—	870	—	9,106
Total debt securities available-for-sale	$29,989	$4	$2,081	$—	$27,912

	Amortized	Gross	Gross	Allowance
	Cost	Unrealized	Unrealized	for Credit	Fair
(In thousands)	Basis	Gains	Losses	Losses	Value
December 31, 2023
State and municipal	$11,785	$14	$399	$—	$11,400
Asset-backed securities	8,319	—	784	—	7,535
Government mortgage-backed securities	10,405	—	769	—	9,636
Total debt securities available-for-sale	$30,509	$14	$1,952	$—	$28,571

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

There were no realized gains or losses on sales and calls of securities during the three months ended March 31, 2024 or 2023.

Securities with carrying amounts of $7.7 million and $8.1 million were pledged to secure available borrowings with the Federal Home Loan Bank at March 31, 2024 and December 31, 2023, respectively.

The scheduled maturities of debt securities at March 31, 2024 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year	$554	$545
Due after one year through five years	599	601
Due after five years through ten years	1,425	1,426
Due after ten years	9,180	8,748
Government mortgage-backed securities	9,976	9,106
Asset-backed securities	8,255	7,486
	$29,989	$27,912

At the time a debt security is placed on non-accrual status, generally when any principal or interest payments become 90 days or more delinquent or if full collection of interest or principal becomes uncertain, interest accrued but not received is reversed against interest income. There were no debt securities on non-accrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2024 or 2023.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at March 31, 2024 and December 31, 2023:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2024
Temporarily impaired securities:
State and municipal	$1,305	$4	$7,206	$438	$8,511	$442
Asset-backed securities	1,775	43	5,711	726	7,486	769
Government mortgage-backed securities	1,380	10	7,726	860	9,106	870
Total temporarily impaired debt securities	$4,460	$57	$20,643	$2,024	$25,103	$2,081
December 31, 2023
Temporarily impaired securities:
State and municipal	$—	$—	$7,269	$399	$7,269	$399
Asset-backed securities	1,802	16	5,733	768	7,535	784
Government mortgage-backed securities	—	—	9,574	769	9,574	769
Total temporarily impaired debt securities	$1,802	$16	$22,576	$1,936	$24,378	$1,952

The Company expects to recover its amortized cost basis on all debt securities. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell these securities in an unrealized loss position as of March 31, 2024, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’ strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position were not other-than-temporarily impaired at Mach 31, 2024:

State and municipal securities: At March 31, 2024, 13 of the 19 securities in the Company’s portfolio of state and municipal securities were in unrealized loss positions. Aggregate unrealized losses represented 4.9% of the amortized cost of state and municipal securities in unrealized loss positions. The Company continually monitors the state and municipal securities sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the securities in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying downgrades during the quarter. All securities are performing.

Asset-backed securities: At March 31, 2024, all five of the securities in the Company’s portfolio of asset-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 9.3% of the amortized cost of asset-backed securities in unrealized loss positions. The U.S. Small Business Administration (“SBA”) guarantees the contractual cash flows of all of the Company’s asset-backed securities. The securities are investment grade rated and there are no material underlying credit downgrades during the quarter. All securities are performing.

Government mortgage-backed securities: At March 31, 2024, all 29 of the securities in the Company’s portfolio of government mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 8.7% of the amortized cost of government mortgage-backed securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there are no material underlying credit downgrades during the quarter. All securities are performing.

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

Accrued interest receivable on available-for-sale debt securities totaled $168,000 at March 31, 2024 and is excluded from the estimate of credit losses.

(6)    Loans and Allowance for Credit Losses for Loans

Loans:

A summary of loans is as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Commercial real estate	$478,293	$468,928
Construction and land development	76,785	77,851
Residential real estate	6,932	7,169
Mortgage warehouse	212,389	166,567
Commercial	164,789	176,124
Enterprise value	407,233	433,633
Digital asset	10,071	12,289
Consumer	88	168
	1,356,580	1,342,729
Allowance for credit losses on loans	(16,006)	(21,571)
Net loans	$1,340,574	$1,321,158

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses for loans. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Accrued interest receivable on loans totaled $5.8 million and $5.9 million at March 31, 2024 and December 31, 2023, respectively, and was reported as accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using either the level-yield or straight-line method without anticipating prepayments.

At the time a loan is place on non-accrual, generally at 90 days past due, or earlier if collection of principal or interest is considered doubtful, all interest accrued but not received is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Mortgage warehouse: Loans in this segment are primarily facility lines to non-bank mortgage origination companies. The underlying collateral of these loans are residential real estate loans. Loans are originated by the mortgage companies for sale into secondary markets, which is typically within 15 days of the loan closing. The primary source of repayment is the cash flow upon the sale of the loans. The credit risk associated with this type of lending is the risk that the mortgage companies are unable to sell the loans.

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

The Company measures the ACLL using the following methods:

Portfolio Segment	Measurement Method	Loss Driver
Commercial real estate	Discounted cash flow	National unemployment rate, national GDP
Construction and land development	Discounted cash flow	National unemployment rate, national GDP
Residential real estate	Discounted cash flow	National unemployment rate, national HPI
Mortgage warehouse	Remaining life method	Not applicable
Commercial	Discounted cash flow	National unemployment rate, national GDP
Enterprise value	Discounted cash flow	National unemployment rate, national GDP
Digital asset	Discounted cash flow	National unemployment rate, national GDP
Consumer	Discounted cash flow	National unemployment rate, national GDP

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

The following table presents the activity in the allowance for credit losses for loans by portfolio segment for the three months ended March 31, 2024 and 2023:

	Commercial	Construction
	real	and land	Residential	Mortgage		Enterprise	Digital
(In thousands)	estate	development	real estate	warehouse	Commercial	value	asset	Consumer	Total
Balance at December 31, 2023	$4,471	$407	$75	$42	$2,493	$8,166	$5,915	$2	$21,571
Charge-offs	—	—	—	—	(5)	—	—	(18)	(23)
Recoveries	—	—	—	—	—	—	—	1	1
Provision (credit)	50	(18)	(3)	12	(210)	(1,599)	(3,791)	16	(5,543)
Balance at March 31, 2024	$4,521	$389	$72	$54	$2,278	$6,567	$2,124	$1	$16,006

Balance at December 31, 2022	$5,062	$909	$43	$213	$3,582	$7,712	$10,493	$55	$28,069
Impact of adopting ASC 326	(745)	(513)	18	(159)	(711)	(270)	(157)	(51)	(2,588)
Charge-offs	—	—	—	—	(41)	(3,560)	—	(16)	(3,617)
Recoveries	—	—	—	—	10	—	—	3	13
Provision (credit)	(68)	74	(4)	(16)	(225)	6,279	(3,117)	12	2,935
Balance at March 31, 2023	$4,249	$470	$57	$38	$2,615	$10,161	$7,219	$3	$24,812

The following table presents loan delinquencies by portfolio segment at March 31, 2024 and December 31, 2023:

			90 Days	Total
	30 - 59	60 - 89	or More	Past	Total	Total
(In thousands)	Days	Days	Past Due	Due	Current	Loans
March 31, 2024
Commercial real estate	$761	$—	$—	$761	$477,532	$478,293
Construction and
land development	—	—	—	—	76,785	76,785
Residential real estate	69	—	211	280	6,652	6,932
Mortgage warehouse	—	—	—	—	212,389	212,389
Commercial	96	—	1,729	1,825	162,964	164,789
Enterprise value	999	—	—	999	406,234	407,233
Digital asset	—	—	—	—	10,071	10,071
Consumer	—	—	2	2	86	88
Total	$1,925	$—	$1,942	$3,867	$1,352,713	$1,356,580

December 31, 2023
Commercial real estate	$18,226	$—	$—	$18,226	$450,702	$468,928
Construction and
land development	—	—	—	—	77,851	77,851
Residential real estate	—	—	236	236	6,933	7,169
Mortgage warehouse	—	—	—	—	166,567	166,567
Commercial	5	100	1,813	1,918	174,206	176,124
Enterprise value	3,348	—	—	3,348	430,285	433,633
Digital asset	—	—	—	—	12,289	12,289
Consumer	2	3	4	9	159	168
Total	$21,581	$103	$2,053	$23,737	$1,318,992	$1,342,729

The following table presents the amortized cost basis of loans on non-accrual and loans past due over 89 days but still accruing as of March 31, 2024 and December 31, 2023:

	Non-accrual		90 Days
	With No		or More
	Allowance	Non-accrual	Past Due
(In thousands)	for Credit Loss	Loans	and Accruing
March 31, 2024
Residential real estate	$—	$357	$—
Commercial	1,923	1,923
Digital asset	—	10,071	—
Consumer	—	1	—
Total	$1,923	$12,352	$—

December 31, 2023
Residential real estate	$—	$376	$—
Commercial	1,857	1,857
Enterprise value	—	1,991	—
Digital asset	—	12,289	—
Consumer	—	4	—
Total	$1,857	$16,517	$—

The Company did not recognize interest income on nonaccrual loans during the three months ended March 31, 2024 or 2023.

The following tables present the amortized cost basis of collateral-dependent loans by class as of March 31, 2024 and December 31, 2023:

	Commercial		Cryptocurrency
	Real	Business	Mining Rigs
(In thousands)	Estate	Assets	and Other (1)
March 31, 2024
Commercial real estate	$19,694	$—	$—
Commercial	—	1,718	—
Digital asset	—	—	10,071
	$19,694	$1,718	$10,071

December 31, 2023
Commercial real estate	$19,693	$—	$—
Commercial	—	1,652	—
Enterprise value	—	1,991	—
Digital asset	—	—	12,289
	$19,693	$3,643	$12,289

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

The following table presents the amortized cost basis of loans at March 31, 2024 and 2023 that were both experiencing financial difficulty and modified during the three months ended March 31 2024 and 2023, respectively, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Combination Term Extension and Other-Than-Insignificant Payment Delay	Total Class of Financing Receivable	Total Class of Financing Receivable
March 31, 2024
Commercial real estate	$1,785	$18,227	$20,012	4.18%
Commercial	1,816	—	1,816	1.10
Total	$3,601	$18,227	$21,828	1.61

March 31, 2023
Enterprise value	$3,506	$—	$—	0.80%
Total	$3,506	$—	$—	0.26

The Company has not committed to lend any additional funds to a borrower experiencing financial difficulty whose loans had been modified during the three months ended March 31, 2024. At March 31, 2023 the Company had committed to lend $50,000 based on fund availability through a then existent line or credit to the borrower who had received a modification due to financial difficulty during the three months ended March 31, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended:

	Weighted-Average Other-Than-Insignificant Payment Delay	Combination Weighted-Average Term Extension and Other-Than-Insignificant Payment Delay
	Months	Months	Months
March 31, 2024
Commercial real estate	5.47	6.00	6.00
Commercial	3.00	—	—

March 31, 2023
Enterprise value	10.00	—	—

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty in the twelve months preceding March 31, 2024 and 2023:

				90 Days	Total
	Total	30 - 59	60 - 89	or More	Past
(In thousands)	Current	Days	Days	Past Due	Due
March 31, 2024
Commercial real estate	$20,012	$—	$—	$—	$—
Commercial	1,830	—	—	—	—
Enterprise value	17,587	—	—	—	—
Digital asset	10,071	—	—	—	—
Total	$49,500	$—	$—	$—	$—

March 31, 2023
Enterprise value	3,506	—	—	—	—
Total	$3,506	$—	$—	$—	$—

As of March 31, 2024 and 2023, there were no subsequent defaults related to loans modified within the preceding 12 months.

Credit Quality Information

The Company utilizes a seven grade internal loan risk rating system for commercial real estate, construction and land development, commercial, enterprise value and digital asset loans as follows:

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and land development, commercial, enterprise value and digital asset loans.

On an annual basis, or more often if needed, the Company completes a credit recertification on all mortgage warehouse originators.

For residential real estate loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and rates such loans as pass. Ongoing monitoring is based upon the borrower’s payment activity.

Consumer loans are not formally rated.

Based on the most recent analysis performed, the risk category of loans by class of loans and their corresponding gross write offs for the three months ended March 31, 2024 is as follows:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial real estate
Pass	$12,093	$35,249	$55,084	$106,431	$29,684	$187,511	$19,269	$—	$445,321
Special mention	—	—	—	—	—	6,203	—	—	6,203
Substandard	—	—	—	—	1,048	25,302	419	—	26,769
Total commercial real estate	12,093	35,249	55,084	106,431	30,732	219,016	19,688	—	478,293
Commercial real estate
Current period gross write offs	—	—	—	—	—	—	—	—	—
Construction and land development
Pass	834	4,217	51,357	17,265	—	1,425	1,687	—	76,785
Total construction and land development	834	4,217	51,357	17,265	—	1,425	1,687	—	76,785
Construction and land development
Current period gross write offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	—	—	—	—	5	4,019	2,561	—	6,585
Substandard	—	—	—	—	—	280	67	—	347
Total residential real estate	—	—	—	—	5	4,299	2,628	—	6,932
Residential real estate
Current period gross write offs	—	—	—	—	—	—	—	—	—
Mortgage Warehouse
Pass	—	—	—	—	—	—	212,389	—	212,389
Total mortgage warehouse	—	—	—	—	—	—	212,389	—	212,389
Mortgage warehouse
Current period gross write offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	692	6,193	13,678	49,754	11,171	38,141	31,226	—	150,855
Special mention	—	—	—	—	—	7,147	2,801	—	9,948
Substandard	—	—	—	205	—	3,556	225	—	3,986
Total commercial	692	6,193	13,678	49,959	11,171	48,844	34,252	—	164,789
Commercial
Current period gross write offs	—	—	—	—	—	5	—	—	5

Enterprise Value
Pass	4,443	83,352	83,657	107,871	42,498	24,490	12,064	—	358,375
Special mention	—	—	14,813	10,547	5,880	3,555	1,961	—	36,756
Substandard	—	—	741	521	1,826	1,469	7,545	—	12,102
Total enterprise value	4,443	83,352	99,211	118,939	50,204	29,514	21,570	—	407,233
Enterprise value
Current period gross write offs	—	—	—	—	—	—	—	—	—
Digital asset
Substandard	—	—	10,071	—	—	—	—	—	10,071
Total digital asset	—	—	10,071	—	—	—	—	—	10,071
Digital asset
Current period gross write offs	—	—	—	—	—	—	—	—	—
Consumer
Not formally rated	—	—	—	—	—	47	41	—	88
Total consumer	—	—	—	—	—	47	41	—	88
Consumer
Current period gross write offs	11	—	—	—	—	7	—	—	18

Total loans	$18,062	$129,011	$229,401	$292,594	$92,112	$303,145	$292,255	$—	$1,356,580

Total current period gross write offs	$11	$—	$—	$—	$—	$12	$—	$—	$23

The following table presents the risk category of loans by class of loans as of December 31, 2023 and their corresponding gross write offs for the year then ended:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial real estate
Pass	$35,966	$50,608	$107,593	$30,236	$59,578	$132,219	$19,617	$—	$435,817
Special mention	—	—	—	—	2,898	3,373	—	—	6,271
Substandard	—	—	—	1,048	4,436	21,356	—	—	26,840
Total commercial real estate	35,966	50,608	107,593	31,284	66,912	156,948	19,617	—	468,928
Commercial real estate
Current period gross write offs	—	—	1	—	—	—	—	—	1
Construction and land development
Pass	3,701	54,925	17,015	—	—	1,429	781	—	77,851
Total construction and land development	3,701	54,925	17,015	—	—	1,429	781	—	77,851
Construction and land development
Current period gross write offs	—	—	—	—	—	—	—	—	—

Residential real estate
Pass	—	—	—	5	179	3,183	2,579	871	6,817
Substandard	—	—	—	—	—	284	68	—	352
Total residential real estate	—	—	—	5	179	3,467	2,647	871	7,169
Residential real estate
Current period gross write offs	—	—	—	—	—	—	—	—	—
Mortgage Warehouse
Pass	—	—	—	—	—	—	166,567	—	166,567
Total mortgage warehouse	—	—	—	—	—	—	166,567	—	166,567
Mortgage warehouse
Current period gross write offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	6,398	14,000	48,922	13,233	16,491	22,483	37,920	28	159,475
Special mention	—	—	—	—	—	9,932	2,674	—	12,606
Substandard	—	—	205	—	1,815	1,798	225	—	4,043
Total commercial	6,398	14,000	49,127	13,233	18,306	34,213	40,819	28	176,124
Commercial
Current period gross write offs	—	—	—	—	102	67	—	—	169
Enterprise Value
Pass	85,412	97,942	119,126	48,427	23,186	3,346	16,026	—	393,465
Special mention	—	11,768	4,838	2,424	753	3,001	1,619	—	24,403
Substandard	1,991	790	1,464	1,870	1,595	—	8,055	—	15,765
Total enterprise value	87,403	110,500	125,428	52,721	25,534	6,347	25,700	—	433,633
Enterprise value
Current period gross write offs	—	3,561	—	2	—	1,225	—	—	4,788
Digital asset
Substandard	—	12,289	—	—	—	—	—	—	12,289
Total digital asset	—	12,289	—	—	—	—	—	—	12,289
Digital asset
Current period gross write offs	—	—	—	—	—	—	—	—	—
Consumer
Not formally rated	—	—	—	—	—	121	45	2	168
Special mention	—	—	—	—	—	—	—	—	—
Total consumer	—	—	—	—	—	121	45	2	168
Consumer
Current period gross write offs	30	—	—	—	—	15	—	—	45

Total loans	$133,468	$242,322	$299,163	$97,243	$110,931	$202,525	$256,176	$901	$1,342,729

Total current period gross write offs	$30	$3,561	$1	$2	$102	$1,307	$—	$—	$5,003

(7)    Deposits

A summary of deposit balances, by type is as follows:

	At	At
	March 31,	December 31,
(Dollars in thousands)	2024	2023
Noninterest-bearing:
Demand	$310,343	$308,769
Interest-bearing:
NOW	66,019	93,812
Regular savings	258,776	231,593
Money market deposits	450,596	456,408
Certificates of deposit:
Certificate accounts of $250,000 or more	34,151	24,680
Certificate accounts less than $250,000	212,193	215,960
Total interest-bearing	1,021,735	1,022,453
Total deposits	$1,332,078	$1,331,222

At March 31, 2024 and December 31, 2023, the aggregate amount of brokered certificates of deposit was $170.0 million and $180.0 million, respectively. All the Company’s brokered certificates of deposit are in amounts less than $250,000 as of both periods presented.

(8)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”). Maturities of advances from the FHLB as of March 31, 2024 are summarized as follows:

(In thousands)
Fiscal Year-End
2024	$80,100
2025	5,136
2026	138
2027	139
2028	141
Thereafter	4,009
Total	$89,663

Borrowings from the FHLB are secured by qualified collateral, consisting primarily of certain commercial real estate loans, qualified mortgage-backed government securities and certain loans with mortgages secured by one- to four-family properties. At March 31, 2024, borrowings from the FHLB consisted of overnight advances of $80.0 million and advances with original maturities more than one year of $9.7 million. The interest rate on the overnight advance was 5.55% at March 31, 2024. The interest rates on FHLB long-term advances ranged from 1.21% to 1.32%, with a weighted average interest rate of 1.28% at March 31, 2024. At March 31, 2024, the Company had the ability to borrow $120.1 million from the FHLB, of which $89.7 million was outstanding as of that date.

Borrowings from the FRB BIC program are secured by a Uniform Commercial Code financing statement on qualified collateral, consisting of certain commercial loans. There were no outstanding FRB borrowings at March 31, 2024, and as of that date the Company had the ability to borrow $296.5 million.

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

The following summarizes financial instruments measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2024
State and municipal	$11,320	$—	$11,320	$—
Asset-backed securities	7,486	—	7,486	—
Government mortgage-backed securities	9,106	—	9,106	—
Totals	$27,912	$—	$27,912	$—
December 31, 2023
State and municipal	$11,400	$—	$11,400	$—
Asset-backed securities	7,535	—	7,535	—
Government mortgage-backed securities	9,636	—	9,636	—
Totals	$28,571	$—	$28,571	$—

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

The following summarizes assets measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2024
Loans
Digital asset	$7,946	$—	$—	$7,946
Totals	$7,946	$—	$—	$7,946

December 31, 2023
Loans
Enterprise value	$891	$—	$—	$891
Digital asset	6,373	—	—	6,373
Totals	$7,264	$—	$—	$7,264

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2024
Loans
Digital asset	$7,946	Asset valuation	Comparable asset evaluations	0% - 2%

December 31, 2023
Loans
Enterprise value	$891	Business or collateral valuation	Comparable company or collateral evaluations	0% - 26%
Digital asset	6,373	Asset valuation	Comparable asset evaluations	0% - 25%

At March 31, 2024, the contractual balance of digital asset loans measured at fair value on a nonrecurring basis was $12.7 million, net of reserves of $2.1 million, interest paid to principal of $2.5 million, and deferred fees and costs of $101,000. At December 31, 2023, the contractual balance of loans measured at fair value on a nonrecurring basis was $2.0 million, net of reserves of $1.1 million, interest paid to principal of $12,000, and deferred fees and costs of $3,000 for the enterprise value segment and $14.4 million, net of reserves of $5.9 million, interest paid to principal of $2.1 million, and deferred fees and costs of $101,000 for the digital asset segment.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at March 31, 2024 and December 31, 2023:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
March 31, 2024
Financial assets:
Cash and cash equivalents	$190,851	$190,851	$—	$—	$190,851
Available-for-sale debt securities	27,912	—	27,912	—	27,912
Federal Home Loan Bank of Boston stock	3,605	N/A	N/A	N/A	N/A
Loans, net	1,340,574	—	—	1,281,975	1,281,975
Accrued interest receivable	5,921	—	5,921	—	5,921
Financial liabilities:
Deposits	1,332,078	—	1,332,191	—	1,332,191
Borrowings	89,663	—	89,705	—	89,705

December 31, 2023
Financial assets:
Cash and cash equivalents	$220,332	$220,332	$—	$—	$220,332
Available-for-sale debt securities	28,571	—	28,571	—	28,571
Federal Home Loan Bank of Boston stock	4,056	N/A	N/A	N/A	N/A
Loans, net	1,321,158	—	—	1,279,421	1,279,421
Accrued interest receivable	6,090	—	6,090	—	6,090
Financial liabilities:
Deposits	1,331,222	—	1,331,701	—	1,331,701
Borrowings	104,697	—	104,765	—	104,765

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of March 31, 2024 and December 31, 2023, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At March 31, 2024, the Bank exceeded the regulatory requirement for the capital conservation buffer.

Federal banking agencies’ regulations establish a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for federal law. As of March 31, 2024, the Bank has not opted into the CBLR framework.

The Bank’s actual capital amounts and ratios at March 31, 2024 and December 31, 2023 are summarized as follows:

						To Be Well
						Capitalized Under
	Actual		For Capital			Prompt Corrective
	Capital		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
March 31, 2024
Total Capital (to Risk Weighted Assets)	$216,045	14.12%	$122,424	>	8.0%	$153,030	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	199,754	13.05	91,818	>	6.0	122,424	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	199,754	13.05	68,864	>	4.5	99,470	>	6.5
Tier 1 Capital (to Average Assets)	199,754	12.68	62,993	>	4.0	78,741	>	5.0
December 31, 2023
Total Capital (to Risk Weighted Assets)	$212,992	14.02%	$121,525	>	8.0%	$151,907	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	193,968	12.77	91,144	>	6.0	121,525	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	193,968	12.77	68,358	>	4.5	98,739	>	6.5
Tier 1 Capital (to Average Assets)	193,968	11.59	66,924	>	4.0	83,655	>	5.0

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid in a year, without prior approval of regulatory agencies, to the amount by which net income of the Bank for the year plus the retained net income of the previous two years exceeds any net loss reported in those respective periods. For the three months ended March 31, 2024, the Bank reported net income of $4.9 million. For the years ended December 31, 2023 and 2022, the Bank reported net income of $10.7 million and a net loss of $21.5 million, respectively. There were no dividends paid during the three months ended March 31, 2024.

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In March 2021, the Company announced its plan to repurchase 1,400,000 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the Federal Reserve Bank of Boston, and in compliance with applicable state and federal regulations. As of March 31, 2024, the Company had repurchased 1,145,479 shares of its outstanding common stock under this program, however, the Company did not repurchase any shares of its outstanding common stock under this program during the three months ended March 31, 2024 and the year ended December 31, 2023.

(11)    Employee Stock Ownership Plan

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

Shares held by the ESOP include the following:

	March 31, 2024	December 31, 2023
Allocated	641,288	551,530
Committed to be allocated	22,439	89,758
Unallocated	875,141	897,580
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $8.0 million at March 31, 2024.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2024 and 2023 was $225,000 and $187,000, respectively.

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

	Three Months Ended
(Dollars in thousands, except per share	March 31,	March 31,
dollar amounts)	2024	2023
Net Income attributable to common shareholders	$4,981	$2,103

Average number of common shares issued	17,665,391	17,686,055
Less:
Average unallocated ESOP shares	(882,623)	(972,380)
Average unvested restricted stock	(113,317)	(183,048)
Average number of common shares outstanding
to calculate basic earnings per common share	16,669,451	16,530,627

Effect of dilutive unvested restricted stock and stock option awards	51,202	639
Average number of common shares outstanding
to calculate diluted earnings per common share	16,720,653	16,531,266

Earnings per common share:
Basic	$0.30	$0.13
Diluted	$0.30	$0.13

Stock options for 844,887 and 1,486,071 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2024 and 2023, respectively, because they were anti-dilutive, meaning the exercise price for such options were higher than the average price for the Company for such period.

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

There were no options granted during the three months ended March 31, 2024.

A summary of the status of the Company’s stock option grants for the three months ended March 31, 2024 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,188,763	$10.99
Granted	—	—
Forfeited	(40,850)	11.93
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2024	1,147,913	$10.96	5.18	$157,000
Outstanding and expected to vest at March 31, 2024	1,147,913	$10.96	5.18	$157,000
Vested and Exercisable at March 31, 2024	773,911	$10.53	3.95	$157,000
Unrecognized compensation cost	$1,322,000
Weighted average remaining recognition period (years)	2.80

For the three months ended March 31, 2024 and 2023, expense for the stock options was $130,000 and $155,000, respectively. There were no options exercised during the three months ended March 31, 2024. The intrinsic value of and tax benefit from options exercised was $97,000 and $27,000, respectively, for the three months ended March 31, 2023.

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

The following table presents the activity in restricted stock awards under the Equity Plans for the three months ended March 31, 2024:

		Weighted
	Number of	Average
	Shares	Grant Price
Unvested restricted stock awards at December 31, 2023	145,921	$12.37
Granted	—	—
Forfeited	(16,340)	11.93
Vested	(7,945)	11.57
Unvested restricted stock awards at March 31, 2024	121,636	$12.48
Unrecognized compensation cost	$1,253,000
Weighted average remaining recognition period (years)	2.59

For the three months ended March 31, 2024 and 2023, expense for the restricted stock awards was $131,000 and $164,000, respectively. The tax benefit from restricted awards was $40,000 and $51,000 for the three months ended March 31, 2024 and 2023, respectively. The total fair value of shares vested during the three months ended March 31, 2024 and 2023 was $84,000 and $44,000, respectively.

(14)    Leases

The Company recognized right-of-use (“ROU”) assets totaling $3.7 million at March 31, 2024 and $3.8 million at December 31, 2023, and operating lease liabilities totaling $4.1 million and $4.2 million at March 31, 2023 and December 31, 2023, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and are not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed as incurred. For the three months ended March 31, 2024 and 2023, rent expense for the operating leases totaled $79,000.

The following table presents information regarding the Company’s operating leases:

	March 31,	December 31,
	2024	2023
Weighted-average discount rate	3.63%	3.62%
Range of lease expiration dates	0 - 12 years	1 - 12 years
Range of lease renewal options	0 - 20 years	0 - 20 years
Weighted-average remaining lease term	25.7 years	25.8 years

The following table presents the undiscounted annual lease payments under the terms of the Company’s operating leases at March 31, 2024 and December 31, 2023, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

(In thousands)	March 31, 2024	December 31, 2023
2024	$203	$270
2025	280	280
2026	291	291
2027	293	293
2028	208	208
Years thereafter	5,533	5,533
Total lease payments	6,808	6,875
Less imputed interest	(2,666)	(2,704)
Total lease liabilities	$4,142	$4,171

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

(16)    Qualified Affordable Housing Project Investments

The Bank invests in qualified affordable housing projects. At March 31, 2024 and December 31, 2023, the balance of the investment for qualified affordable housing projects was $5.9 million and $6.1 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. Under the proportional amortization method, the Company recognized amortization expense of $178,000 and tax credits of $218,000 for the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company recognized amortization expense of $1.2 million and tax credits of $1.5 million.

(17)    Subsequent Events

Digital Asset Loans

At March 31, 2024, the Bank held $10.1 million in digital asset loans, consisting of one relationship whose carrying value, net of a $2.1 million specific reserve for credit losses, was $8.0 million. On April 4, 2024, the Bank executed a settlement to exit this relationship, resulting in the Bank charging off the $2.1 million reserve and eliminating the Bank’s digital asset loan segment. The proposed amounts, and expected charge off, were largely determinable as of quarter end, though uncertainty remained regarding the transaction.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 is intended to assist in understanding our financial condition and results of operations. Operating results for the three-month period ended March 31, 2024 may not be indicative of results for all of 2024 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believes,” “will,” “intends,” “may,” “will be,” “would” or similar expressions. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place any undue reliance on any forward-looking statements (which reflect management’s analysis of factors only as of the date of which they are given). These factors include: general economic conditions; interest rates; inflation; potential recessionary conditions; levels of unemployment; legislative, regulatory and accounting changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve Bank; deposit flows; our ability to access cost-effective funding; changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio; changes in consumer spending, borrowing and savings habits; competition; real estate values in the market area; loan demand; the adequacy of our level and methodology for calculating our allowance for credit losses; changes in the quality of our loan and securities portfolios; the ability of our borrowers to repay their loans; an unexpected adverse financial, regulatory or bankruptcy event experienced by our cryptocurrency, digital asset or financial technology (“fintech”) customers; our ability to retain key employees; failures or breaches of our IT systems, including cyberattacks; the failure to maintain current technologies; the ability of the Company or the Bank to effectively manage its growth; global and national war and terrorism; the impact of the COVID-19 pandemic or any other pandemic on our operations and financial results and those of our customers; and results of regulatory examinations, among other factors.

The foregoing list of important factors is not exclusive. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

Except as required by applicable law and regulation, the Company does not undertake — and specifically disclaims any obligation — to update any forward-looking statements after the date of this quarterly report.

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policy, which involves the most complex or subjective decisions or assessments, is as follows:

Allowance for Credit Losses for Loans. The allowance for credit losses represents management’s estimate of expected losses over the life of the loan portfolio. Loan losses are charged against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. See Note 6 - Loans and Allowance for Credit Losses for Loans of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Balance Sheet Analysis

Results for the quarter ended March 31, 2024 reflect the Bank’s continued focus on its revised business plan, increasing its commitments to traditional community banking activities and reducing its exposure to areas with increased risk, including the settlement of the remaining $10.1 million loan in the digital asset portfolio that occurred in early April 2024. The Bank also continues to closely monitor the metrics and limitations it has established to manage the Bank’s overall risk position, which includes generally managing overall asset growth to five percent per year and adhering to comprehensive capital management policies and procedures.

Assets. Total assets were $1.66 billion at March 31, 2024, a decrease of $11.6 million, or 0.7%, from $1.67 billion at December 31, 2023. The decrease resulted primarily from a decrease in cash and cash equivalents, partially offset by an increase in net loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $29.5 million, or 13.4%, to $190.9 million at March 31, 2024 compared to $220.3 million at December 31, 2023, primarily due to cash used to fund loans and pay down borrowings. For more information on cash sources and uses please refer to “– Liquidity and Capital Resources”.

Loan Portfolio Analysis. Net loans were $1.34 billion at March 31, 2024, an increase of $19.4 million, or 1.5%, from $1.32 billion at December 31, 2023, primarily due to increases of $45.8 million, or 27.5%, in mortgage warehouse loans and $9.4 million, or 2.0%, in commercial real estate loans, partially offset by decreases of $26.4 million, or 6.1%, in enterprise value loans and $11.3 million, or 6.4%, in commercial loans.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies, uniform underwriting criteria, and providing prompt attention to potential problem loans. Management of asset quality is accomplished through strong internal controls, monitoring and reporting of key risk indicators, and both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk to identify loan weakness in order to minimize loan loss exposure. From the time of loan origination through final repayment, commercial real estate, construction and land development, commercial, and enterprise value loans are assigned a risk rating. We use an internal loan grading system and formally review the ratings annually for most loans, in addition to independent third-party review.

Internal and independent third-party loan reviews vary by loan type and, depending on the size and complexity of the loan, some loans may warrant detailed individual review. Other loans may have less risk, which based upon size, or inclusion in a homogeneous pool, reduces the need for detailed individual analysis. Assets with these characteristics, such as consumer loans and residential mortgages, may be individually reviewed based on risk indicators such as delinquency or credit rating. In cases of significant concern, a total re-evaluation of a loan and its associated risks are documented. We may re-evaluate the fair market value or net realizable value to determine the likelihood of potential loss exposure and, consequently, the adequacy of specific and general credit loss reserves.

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

Delinquencies. Total past due loans decreased $19.9 million, or 83.7%, to $3.9 million at March 31, 2024 from $23.7 million at December 31, 2023. The decrease was primarily driven by an $18.2 million loan relationship that was modified during the first quarter of 2024 to a borrower experiencing financial difficulty in the commercial real estate portfolio which provided a combination of term extensions and other-than-insignificant payments delays.

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

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2024	2023
Non-accrual loans:
Residential real estate	$357	$376
Commercial	1,923	1,857
Enterprise value	—	1,991
Digital asset	10,071	12,289
Consumer	1	4
Total non-accrual loans	12,352	16,517
Total non-performing assets	$12,352	$16,517

Allowance for loan losses as a percent of total loans (1)	1.18%	1.61%
Allowance for loan losses as a percent of non-performing loans	129.58%	130.60%
Non-performing loans as a percent of total loans (1)	0.91%	1.23%
Non-performing loans as a percent of total assets	0.74%	0.99%

(1)Loans are presented at amortized cost.

The Company continues to focus efforts on improving asset quality. Non-accrual loans decreased $4.2 million, or 25.2%, to $12.4 million, or 0.91% of total loans outstanding at March 31, 2024, from $16.5 million, or 1.23% of total loans outstanding at December 31, 2023. The decrease in non-accrual loans was due to a $2.0 million enterprise value loan that paid off during the quarter and paydowns in our digital asset portfolio.

Repayment of non-performing loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying collateral. The Company pursues the resolution of all non-performing loans through collections, modifications, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, the Company will initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Allowance at beginning of period	$21,571	$28,069
Impact of adopting ASC 326	—	(2,588)
Credit loss (benefit) expense – loans	(5,543)	2,935
Charge-offs:
Commercial	5	41
Enterprise value	—	3,560
Consumer	18	16
Total charge-offs	23	3,617

Recoveries:
Commercial	—	10
Consumer	1	3
Total recoveries	1	13

Net charge-offs	22	3,604

Allowance at end of period	$16,006	$24,812

Non-performing loans at end of period	$12,352	$31,471
Total loans outstanding at end of period (1)	1,356,580	1,348,202
Average loans outstanding during the period (1)	1,323,260	1,391,941

Allowance to non-performing loans	129.58%	78.84%
Allowance to total loans outstanding at end of period	1.18%	1.84%
Net charge-offs to average loans outstanding during the period (annualized)	0.01%	1.04%

(1) Loans are presented at amortized cost.

A credit loss benefit for loans of $5.5 million was recognized for the three months ended March 31, 2024 compared to a credit loss expense for loans of $2.9 million for the same period in 2023. The credit loss benefit was due to a reduction in reserves on individually analyzed loans totaling $4.9 million and a general provision reversal of $675,000. An enterprise value loan, totaling $2.0 million, that was individually analyzed for reserves, was paid off during the quarter, resulting in the elimination of $1.1 million in related reserves. The remaining $3.8 million reduction in the individually analyzed reserves was driven by the Company reaching a settlement with a digital asset borrower, which closed subsequent to quarter end. The reserves and loan balance at March 31, 2024 represent the remaining exposure on this digital asset loan that was settled subsequent to quarter end.

Deposits. Total deposits were $1.332 billion at March 31, 2024, an increase of $856,000, or 0.1%, from $1.331 billion at December 31, 2023.

The following table is a summary of deposit balances by account type at the dates indicated:

	At	At
	March 31,	December 31,
(Dollars in thousands)	2024	2023
Noninterest-bearing:
Demand	$310,343	$308,769
Interest-bearing:
NOW	66,019	93,812
Regular savings	258,776	231,593
Money market deposits	450,596	456,408
Certificates of deposit:
Certificate accounts of $250,000 or more	34,151	24,680
Certificate accounts less than $250,000	212,193	215,960
Total interest-bearing	1,021,735	1,022,453
Total deposits	$1,332,078	$1,331,222

Borrowings. The Bank primarily utilizes borrowings to supplement its supply of investable funds. Total borrowings were $89.7 million at March 31, 2024, a decrease of $15.0 million, or 14.4%, when compared to December 31, 2023. The decrease was primarily driven by a decrease in overnight borrowings.

Shareholders’ Equity. As of March 31, 2024, shareholders’ equity increased $5.3 million, or 2.4%, to $227.2 million compared to $221.9 million at December 31, 2023. The increase was primarily due to first quarter net income of $5.0 million. Shareholders’ equity to total assets was 13.7% at March 31, 2024, compared to 13.3% at December 31, 2023. Book value per share increased to $12.87 at March 31, 2024, from $12.55 at December 31, 2023. Market value per share decreased 9.6% to $9.10 at March 31, 2024, from $10.07 at December 31, 2023. As of March 31, 2024, the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

General. Net income for the quarter ended March 31, 2024 was $5.0 million, or $0.30 per diluted share, compared to $2.1 million, or $0.13 per diluted share, for the quarter ended March 31, 2023, which represents an increase of $2.9 million, or 136.9%. The Company’s return on average assets was 1.26% for the quarter ended March 31, 2024, compared to 0.53% for the quarter ended March 31, 2023. The Company’s return on average equity was 8.93% for the quarter ended March 31, 2024, compared to 4.01% for the quarter ended March 31, 2023.

Net Interest and Dividend Income. Net interest and dividend income was $12.5 million for the quarter ended March 31, 2024, a decrease of $3.3 million, or 21.1%, compared to the quarter ended March 31, 2023. The interest rate spread and net interest margin were 2.28% and 3.38%, respectively for the quarter ended March 31, 2024, compared to 3.38% and 4.32%, respectively, for the quarter ended March 31, 2023. The decrease in net interest income for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, is illustrative of the general challenges faced by the banking industry due to the current interest rate environment.

Average Balance Sheet and Related Yields and Rates. The following table sets forth the average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the amount of tax-free interest-earning assets is immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended
	March 31,			March 31,
	2024			2023
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,323,260	$20,069	6.07%	$1,391,941	$20,006	5.75%
Short-term investments	123,546	1,729	5.60%	40,931	383	3.74%
Debt securities available-for-sale	28,234	205	2.90%	28,727	193	2.69%
Federal Home Loan Bank stock	1,783	32	7.18%	2,639	45	6.82%
Total interest-earning assets	1,476,823	22,035	5.97%	1,464,238	20,627	5.63%
Non-interest earning assets	98,890			117,178
Total assets	$1,575,713			$1,581,416
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings accounts	$244,148	$1,961	3.21%	$142,457	$111	0.31%
Money market accounts	454,883	4,238	3.73%	313,077	1,913	2.44%
NOW accounts	82,831	183	0.88%	127,124	146	0.46%
Certificates of deposit	230,616	2,958	5.13%	185,470	1,731	3.73%
Total interest-bearing deposits	1,012,478	9,340	3.69%	768,128	3,901	2.03%
Borrowings
Short-term borrowings	12,181	178	5.85%	69,647	824	4.73%
Long-term borrowings	9,675	31	1.28%	18,307	86	1.88%
Total borrowings	21,856	209	3.83%	87,954	910	4.14%
Total interest-bearing liabilities	1,034,334	9,549	3.69%	856,082	4,811	2.25%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	306,349			495,067
Other noninterest-bearing liabilities	12,041			20,469
Total liabilities	1,352,724			1,371,618
Total equity	222,989			209,798
Total liabilities and equity	$1,575,713			$1,581,416
Net interest income		$12,486			$15,816
Interest rate spread (2)			2.28%			3.38%
Net interest-earning assets (3)	$442,489			$608,156
Net interest margin (4)			3.38%			4.32%
Average interest-earning assets to interest-bearing liabilities	142.78%			171.04%

(1)Interest earned/paid on loans includes $734,000 and $1.2 million in loan fee income for the three months ended March 31, 2024 and 2023, respectively.

(2)Interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average of interest-bearing liabilities.

(3)Net interest-earning assets represent total interest earning assets less total interest-bearing liabilities.

(4)Net interest margin represents net interest income divided by average total interest-earning assets.

(5)Annualized.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effect attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Three Months Ended March 31, 2024
	Compared to the Three Months Ended March 31, 2023
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$1,076	$(1,013)	$63
Short-term investments	265	1,081	1,346
Debt securities available-for-sale	15	(3)	12
Federal Home Loan Bank stock	2	(15)	(13)
Total interest-earning assets	1,358	50	1,408
Interest-bearing liabilities:
Savings accounts	1,718	132	1,850
Money market accounts	1,248	1,077	2,325
NOW accounts	101	(64)	37
Certificates of deposit	744	483	1,227
Total interest-bearing deposits	3,811	1,628	5,439
Borrowings
Short-term borrowings	158	(804)	(646)
Long-term borrowings	(22)	(33)	(55)
Total borrowings	136	(837)	(701)
Total interest-bearing liabilities	3,947	791	4,738
Change in net interest income	$(2,589)	$(741)	$(3,330)

Interest and Dividend Income. Total interest and dividend income was $22.0 million for the quarter ended March 31, 2024, an increase of $1.4 million, or 6.8%, from the quarter ended March 31, 2023. The increase was primarily due to an increase in the average balance of short-term investments of $82.6 million, or 201.8%, to $123.5 million for the quarter ended March 31, 2024, compared to $40.9 million for the quarter ended March 31, 2023 and a 186 basis point increase in the yield on short-term investments, which together resulted in an increase of $1.3 million, or 351.4%, to $1.7 million for the quarter ended March 31, 2024. The yield on interest-earning assets increased 34 basis points to 5.97% for the quarter ended March 31, 2024, compared to 5.63% for the quarter ended March 31, 2023.

Interest Expense. Total interest expense was $9.5 million for the quarter ended March 31, 2024, an increase of $4.7 million, or 98.5% from the quarter ended March 31, 2023. Interest expense on deposits was $9.3 million for the quarter ended March 31, 2024, an increase of $5.4 million, or 139.4% from the quarter ended March 31, 2023. The increase in interest expense from the prior year quarter was due to both an increase in the average balance of interest-bearing deposits of $244.4 million, or 31.8%, and an increase in the cost of interest-bearing deposits of 166 basis points. Interest expense on borrowings totaled $209,000 for the quarter ended March 31, 2024, a decrease of $701,000 over the prior year quarter. The decrease in interest expense on borrowings from the prior year quarter was primarily driven by a decrease in the average balance of borrowings of $66.1 million, or 75.2%. The Company’s total cost of funds was 3.69% for the quarter ended March 31, 2024, which is an increase of 144 basis points from 2.25% for the quarter ended March 31, 2023.

Provision for Credit Losses. The Company recognized a credit loss benefit of $5.6 million for the quarter ended March 31, 2024, compared to a $1.8 million provision for credit losses recognized for the quarter ended March 31, 2023. The allowance for credit losses on loans was $16.0 million, or 1.18% of total loans, as of March 31, 2024, compared to $24.8 million, or 1.84% of total loans, as of March 31, 2023. The $5.6 million credit loss benefit and the resulting reduction in the allowance for credit losses was primarily due to a reduction in reserves on individually analyzed loans totaling $4.9 million and a general provision reversal of $675,000. An enterprise value loan, totaling $2.0 million, that was individually analyzed for reserves, was paid off during the quarter, resulting in the elimination of $1.1 million in related reserves. The remaining $3.8 million reduction in the individually analyzed reserves was driven by the Company reaching a settlement with a digital asset borrower, which closed subsequent to quarter end. The reserves and loan balance at March 31, 2024 represent the remaining exposure on this digital asset loan.

Noninterest Income. Noninterest income was $1.4 million for the three months ended March 31, 2024, compared to $1.9 million for the three months ended March 31, 2023. The decrease of $591,000, or 30.4% from the prior year quarter was primarily due to decreases in customer service fees on deposit accounts and gains on sale of other repossessed assets in the first three months of 2023.

Noninterest Expense. Noninterest expense was $12.7 million for the three months ended March 31, 2024, compared to $13.2 million for the three months ended March 31, 2023. The decrease in noninterest expense of $476,000, or 3.6%, from the prior year quarter was primarily due to a decrease in salaries and employee benefits. Salaries and employee benefits decreased $399,000, or 4.7%, to $8.1 million for the three months ended March 31, 2024, compared to $8.5 million for the three months ended March 31, 2023, due to a reduced headcount following our reduction-in-force in the third quarter of 2023, as well as decreases in expenses related to employee benefits. The decrease in salaries and employee benefits, despite $577,000 in expenses related to the Company’s separation with a former executive, as well as other minor decreases throughout other noninterest expense categories reflect the Bank’s continued endeavor to decrease noninterest expenses.

Income Tax Expense. The Company recorded a provision for income taxes of $1.7 million for the three months ended March 31, 2024, reflecting an effective tax rate of 25.5%, compared to $670,000, or an effective tax rate of 24.2% for the three months ended March 31, 2023. The higher effective tax rate was due to a higher level of pre-tax income.

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

The following table presents the estimated changes in net interest income of the Company that would result from changes in market interest rates over the twelve-month period beginning March 31, 2024.

	At March 31, 2024
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
300	$45,797	(8.50)%
200	47,249	(5.60)%
100	48,673	(2.70)%
0	50,044	—
(100)	50,713	1.30%
(200)	51,043	2.00%
(300)	50,983	1.90%

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

The following table presents the estimated changes in EVE of the Company that would result from changes in market interest rates as of March 31, 2024.

	At March 31, 2024
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
300	$225,745	(12.00)%
200	234,720	(8.50)%
100	246,454	(4.00)%
0	256,630	—
(100)	261,107	1.70%
(200)	261,786	2.00%
(300)	256,960	0.10%

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

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2024, cash and cash equivalents totaled $190.9 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.9 million at March 31, 2024. Warehouse loans that have a short-term duration, which totaled $175.3 million as of March 31, 2024, also provide additional sources of liquidity.

At March 31, 2024, we had a borrowing capacity of $120.1 million with the Federal Home Loan Bank of Boston, of which $80.0 million in overnight advances and $9.7 million in advances with original maturities greater than one year were outstanding. At March 31, 2024, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $296.5 million.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, or we experienced unexpected deposit outflows, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At March 31, 2024 and December 31, 2023, we had $13.7 million and $8.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at March 31, 2024 and December 31, 2023, we had $162.2 million and $178.2 million in unadvanced funds to borrowers, respectively. We also had $1.7 million in outstanding letters of credit at March 31, 2024 and December 31, 2023.

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

BankProv is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks and the FDIC. At March 31, 2024, BankProv exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 – Regulatory Capital of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk.”

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)On March 12, 2021, the Company announced that its Board of Directors had adopted a stock repurchase program under which it would repurchase up to 1,400,000 shares of its common stock, or approximately 7.5% of the then-current outstanding shares. The repurchase program has no expiration date. As of March 31, 2024, the Company had repurchased 1,145,479 shares of its outstanding common stock under this program, however, the Company did not repurchase any shares of its outstanding common stock under this program during the quarter ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Articles of Incorporation of Provident Bancorp, Inc. (1)
3.2	Bylaws of Provident Bancorp, Inc. (1)
3.3	Amendment to Bylaws (2)
10.1	Separation Agreement and Full and Final Release of Claims with Carol L. Houle (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

(3)Incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-39090), filed with the Securities and Exchange Commission on February 9, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: May 9, 2024	/s/ Joseph B. Reilly
Joseph B. Reilly
President and Chief Executive Officer

Date: May 9, 2024	/s/ Kenneth R. Fisher
Kenneth R. Fisher
Executive Vice President and Chief Financial Officer