Form 10-Q
period 2024-06-30
Provident Bancorp, Inc. /MD/
filed 2024-08-08
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 4, 2023, there were 17,667,327 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.         Financial Information

Item 1.         Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
	2024	2023
(Dollars in thousands)	(unaudited)
Assets
Cash and due from banks	$19,192	$22,200
Short-term investments	152,425	198,132
Cash and cash equivalents	171,617	220,332
Debt securities available-for-sale (at fair value)	27,328	28,571
Federal Home Loan Bank stock, at cost	5,121	4,056
Total Loans	1,369,696	1,342,729
Allowance for credit losses on loans	(20,341)	(21,571)
Net loans	1,349,355	1,321,158
Bank owned life insurance	45,357	44,735
Premises and equipment, net	12,713	12,986
Accrued interest receivable	6,396	6,090
Right-of-use assets	3,704	3,780
Deferred tax asset, net	14,462	14,461
Other assets	10,749	14,140
Total assets	$1,646,802	$1,670,309
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$311,814	$308,769
Interest-bearing	952,841	1,022,453
Total deposits	1,264,655	1,331,222
Borrowings:
Short-term borrowings	138,000	95,000
Long-term borrowings	9,630	9,697
Total borrowings	147,630	104,697
Operating lease liabilities	4,118	4,171
Other liabilities	6,064	8,317
Total liabilities	1,422,467	1,448,407
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,667,327 and 17,677,479 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	177	177
Additional paid-in capital	124,665	124,129
Retained earnings	107,963	106,285
Accumulated other comprehensive loss	(1,637)	(1,496)
Unearned compensation - ESOP	(6,833)	(7,193)
Total shareholders' equity	224,335	221,902
Total liabilities and shareholders' equity	$1,646,802	$1,670,309

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$20,311	$19,652	$40,380	$39,658
Interest and dividends on debt securities available-for-sale	243	246	480	484
Interest on short-term investments	1,318	2,978	3,047	3,361
Total interest and dividend income	21,872	22,876	43,907	43,503
Interest expense:
Interest on deposits	9,607	7,670	18,947	11,571
Interest on short-term borrowings	281	230	459	1,054
Interest on long-term borrowings	31	74	62	160
Total interest expense	9,919	7,974	19,468	12,785
Net interest and dividend income	11,953	14,902	24,439	30,718
Credit loss expense (benefit) - loans	6,467	(740)	924	2,195
Credit loss (benefit) - off-balance sheet credit exposures	(9)	(327)	(47)	(1,483)
Total credit loss expense (benefit)	6,458	(1,067)	877	712
Net interest and dividend income after credit loss expense (benefit)	5,495	15,969	23,562	30,006
Noninterest income:
Customer service fees on deposit accounts	665	769	1,339	1,748
Service charges and fees - other	349	527	658	978
Bank owned life insurance income	319	272	621	538
Other income	190	134	261	385
Total noninterest income	1,523	1,702	2,879	3,649
Noninterest expense:
Salaries and employee benefits	7,293	8,109	15,438	16,653
Occupancy expense	407	421	850	842
Equipment expense	160	151	312	295
Deposit insurance	321	368	654	646
Data processing	402	374	815	735
Marketing expense	76	161	94	244
Professional fees	984	919	2,298	2,322
Directors' compensation	177	164	351	364
Software depreciation and implementation	584	483	1,127	900
Insurance expense	303	450	604	902
Service fees	234	281	476	517
Other	653	870	1,310	1,542
Total noninterest expense	11,594	12,751	24,329	25,962
(Loss) income before income tax expense	(4,576)	4,920	2,112	7,693
Income tax (benefit) expense	(1,268)	1,459	439	2,129
Net (loss) income	$(3,308)	$3,461	$1,673	$5,564
(Loss) earnings per share:
Basic	$(0.20)	$0.21	$0.10	$0.34
Diluted	(0.20)	$0.21	$0.10	$0.34
Weighted Average Shares:
Basic	16,706,793	16,568,664	16,688,122	16,549,751
Diluted	16,706,793	16,570,017	16,723,763	16,550,666

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In thousands)
Net (loss) income	$(3,308)	$3,461	$1,673	$5,564
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on debt securities available-for-sale	(43)	(419)	(182)	400
Unrealized (loss) gain	(43)	(419)	(182)	400
Income tax effect	8	97	41	(91)
Total other comprehensive (loss) income	(35)	(322)	(141)	309
Comprehensive (loss) income	$(3,343)	$3,139	$1,532	$5,873

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended June 30, 2024 and 2023
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Total
Balance, March 31, 2024	17,659,146	$177	$124,415	$111,266	$(1,602)	$(7,013)	$227,243
Net loss	—	—	—	(3,308)	—	—	(3,308)
Dividends forfeited	—	—	—	5	—	—	5
Other comprehensive loss	—	—	—	—	(35)	—	(35)
Stock-based compensation expense, net of forfeitures	—	—	262	—	—	—	262
Restricted stock award grants, net	(4,734)	—	(22)	—	—	—	(22)
Stock options exercised, net	12,915	—	(18)	—	—	—	(18)
ESOP shares earned	—	—	28	—	—	180	208
Balance, June 30, 2024	17,667,327	$177	$124,665	$107,963	$(1,637)	$(6,833)	$224,335

Balance, March 31, 2023	17,693,818	$177	$123,144	$97,432	$(1,569)	$(7,732)	$211,452
Net income	—	—	—	3,461	—	—	3,461
Dividends forfeited	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	(322)	—	(322)
Stock-based compensation expense, net of forfeitures	—	—	332	—	—	—	332
Restricted stock award grants, net	(9,098)	—	(21)	—	—	—	(21)
ESOP shares earned	—	—	(11)	—	—	180	169
Balance, June 30, 2023	17,684,720	$177	$123,444	$100,894	$(1,891)	$(7,552)	$215,072

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	For the six months ended June 30, 2024 and 2023
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, December 31, 2023	17,677,479	$177	$124,129	$106,285	$(1,496)	$(7,193)	$221,902
Net income	—	—	—	1,673	—	—	1,673
Dividends forfeited	—	—	—	5	—	—	5
Other comprehensive loss	—	—	—	—	(141)	—	(141)
Stock-based compensation expense, net of forfeitures	—	—	523	—	—	—	523
Restricted stock award grants, net	(23,067)	—	(42)	—	—	—	(42)
Stock options exercised, net	12,915	—	(18)	—	—	—	(18)
ESOP shares earned	—	—	73	—	—	360	433
Balance, June 30, 2024	17,667,327	$177	$124,665	$107,963	$(1,637)	$(6,833)	$224,335

Balance, December 31, 2022	17,669,698	$177	$122,847	$94,630	$(2,200)	$(7,912)	$207,542
Cumulative effect of change in accounting principle	—	—	—	696	—	—	696
Balance at January 1, 2023 (as adjusted for change in accounting principal)	17,669,698	177	122,847	95,326	(2,200)	(7,912)	208,238
Net income	—	—	—	5,564	—	—	5,564
Dividends forfeited	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	309	—	309
Stock-based compensation expense, net of forfeitures	—	—	651	—	—	—	651
Restricted stock award grants, net	7,239	—	(23)	—	—	—	(23)
Stock options exercised, net	7,783	—	(27)	—	—	—	(27)
ESOP shares earned	—	—	(4)	—	—	360	356
Balance, June 30, 2023	17,684,720	$177	$123,444	$100,894	$(1,891)	$(7,552)	$215,072

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$1,673	$5,564
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	65	79
ESOP expense	433	356
Change in deferred loan fees, net	(578)	(990)
Provision for credit losses	877	712
Depreciation and amortization	558	541
Net gain on other repossessed assets	—	(145)
(Increase) decrease in accrued interest receivable	(306)	1,590
Deferred tax expense	40	731
Share-based compensation expense	523	651
Bank-owned life insurance income	(621)	(538)
Principal repayments of operating lease obligations	(53)	(55)
Net decrease (increase) in other assets	3,391	(796)
Net decrease in other liabilities	(2,206)	(3,867)
Net cash provided by operating activities	3,796	3,833

Cash flows from investing activities:
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	996	1,265
(Purchase) redemption of Federal Home Loan Bank stock	(1,065)	957
Loan principal collections net of originations	(28,544)	83,866
Proceeds from other repossessed asset sales	—	6,196
Additions to premises and equipment	(209)	(280)
Net cash (used in) provided by investing activities	(28,822)	92,004

Cash flows from financing activities:
Net increase (decrease) increase in noninterest-bearing accounts	3,045	(116,214)
Net (decrease) increase in interest-bearing accounts	(69,612)	284,718
Net cash dividends forfeited on common stock	5	4
Payments from exercise of stock options, net	(18)	(27)
Net change in short-term borrowings	43,000	(38,500)
Repayments of Federal Home Loan Bank long-term advances	(67)	(8,566)
Shares surrendered related to tax withholdings on restricted stock awards	(42)	(23)
Net cash (used in) provided by financing activities	(23,689)	121,392
Net (decrease) increase in cash and cash equivalents	(48,715)	217,229
Cash and cash equivalents at beginning of period	220,332	80,629
Cash and cash equivalents at end of period	$171,617	$297,858

Supplemental disclosures:
Interest paid	$19,458	$11,589
Income taxes paid	244	136

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc. (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended  June 30, 2024 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024.

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

The Company believes it is well insulated from the fallout resulting from the market turmoil due to the following considerations:

●	The Bank’s deposit and loan portfolios were and continue to be well-diversified;
●	The Bank is a member of the Depositors Insurance Fund, a private industry-sponsored insurance fund that insures all deposits above Federal Deposit Insurance Corporation limits;
●

We have access to multiple funding sources and sufficient capacity to borrow, if needed. As of  June 30, 2024, between the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston’s ("the FRB") borrower-in-custody (“BIC”) program, we had the ability to borrow $465.4 million, of which $147.6 million was outstanding as of that date;

●

Our securities portfolio represented 1.7% of total assets as of  June 30, 2024 and the accumulated other comprehensive loss on the portfolio was $1.6 million, or 0.7% of shareholders’ equity as of that date. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Based on our ability to borrow, cash position and low deposit outflows there is no expected reliance on security sales to meet operational needs.

(4)    Recent Accounting Pronouncements

In  December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires annual disclosure of specific categories in the rate reconciliation table and separate disclosure for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires annual disclosure of the amount of income taxes paid disaggregated by federal, state, and foreign taxes, and separately, the amount of income taxes paid disaggregated by individual taxing jurisdictions in which income taxes paid exceed a quantitative threshold. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this Accounting Standard Update with respect to its consolidated financial statements.

(5)    Debt Securities

Debt securities are classified as available-for-sale when they might be sold before maturity. Debt securities available-for-sale are valued at fair value, with unrealized holding gains and losses reported in other comprehensive (loss) income, net of tax.

The following table summarizes the amortized cost, allowance for credit losses, and fair value of debt securities available-for-sale at June 30, 2024 and  December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized	Gross	Gross	Allowance
	Cost	Unrealized	Unrealized	for Credit	Fair
(In thousands)	Basis	Gains	Losses	Losses	Value
June 30, 2024
State and municipal securities	$11,730	$2	$537	$—	$11,195
Asset-backed securities	8,181	—	778	—	7,403
Government mortgage-backed securities	9,537	—	807	—	8,730
Total debt securities available-for-sale	$29,448	$2	$2,122	$—	$27,328

December 31, 2023
State and municipal securities	$11,785	$14	$399	$—	$11,400
Asset-backed securities	8,319	—	784	—	7,535
Government mortgage-backed securities	10,405	—	769	—	9,636
Total debt securities available-for-sale	$30,509	$14	$1,952	$—	$28,571

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

There were no realized gains or losses on sales and calls of securities during the six months ended June 30, 2024 or June 30, 2023.

Securities with carrying amounts of $7.3 million and $8.1 million were pledged to secure available borrowings with the Federal Home Loan Bank at June 30, 2024 and December 31, 2023, respectively.

The scheduled maturities of debt securities at June 30, 2024 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year	$550	$545
Due after one year through five years	599	601
Due after five years through ten years	1,424	1,414
Due after ten years	9,157	8,635
Government mortgage-backed securities	9,537	8,730
Asset-backed securities	8,181	7,403
	$29,448	$27,328

At the time a debt security is placed on non-accrual status, generally when any principal or interest payments become 90 days or more delinquent or if full collection of interest or principal becomes uncertain, interest accrued but not received is reversed against interest income. There were no debt securities on non-accrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the six months ended June 30, 2024 or June 30, 2023.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at June 30, 2024 and December 31, 2023:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2024
Temporarily impaired securities:
State and municipal securities	$3,480	$31	$7,114	$506	$10,594	$537
Asset-backed securities	1,788	36	5,615	742	7,403	778
Government mortgage-backed securities	1,320	12	7,410	795	8,730	807
Total temporarily impaired debt securities	$6,588	$79	$20,139	$2,043	$26,727	$2,122

December 31, 2023
Temporarily impaired securities:
State and municipal	$—	$—	$7,269	$399	$7,269	$399
Asset-backed securities	1,802	16	5,733	768	7,535	784
Government mortgage-backed securities	—	—	9,574	769	9,574	769
Total temporarily impaired debt securities	$1,802	$16	$22,576	$1,936	$24,378	$1,952

The Company expects to recover its amortized cost basis on all debt securities. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell these securities in an unrealized loss position as of June 30, 2024, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’ strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position were not other-than-temporarily impaired at June 30, 2024:

State and municipal securities: At June 30, 2024, 17 of the 19 securities in the Company’s portfolio of state and municipal securities were in unrealized loss positions. Aggregate unrealized losses represented 4.6% of the amortized cost of state and municipal securities in unrealized loss positions. The Company continually monitors the state and municipal securities sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the securities in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying downgrades during the quarter. All securities are performing.

Asset-backed securities: At June 30, 2024, all five of the securities in the Company’s portfolio of asset-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 9.5% of the amortized cost of asset-backed securities in unrealized loss positions. The U.S. Small Business Administration guarantees the contractual cash flows of all of the Company’s asset-backed securities. The securities are investment grade rated and there are no material underlying credit downgrades during the quarter. All securities are performing.

Government mortgage-backed securities: At June 30, 2024, all 29 of the securities in the Company’s portfolio of government mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 8.5% of the amortized cost of government mortgage-backed securities in unrealized loss positions. The Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there are no material underlying credit downgrades during the quarter. All securities are performing.

Allowance for Credit Losses – Available-For-Sale Securities:

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses charged to earnings. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes an available for sale security is uncollectible, or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $189,000 and $192,000 at  June 30, 2024 and December 31, 2023, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets and was excluded from the estimate of credit losses.

(6)    Loans and Allowance for Credit Losses for Loans

Loans:

A summary of loans is as follows:

	At	At
	June 30,	December 31,
(In thousands)	2024	2023
Commercial real estate	$510,395	$468,928
Construction and land development	57,145	77,851
Residential real estate	6,671	7,169
Mortgage warehouse	256,516	166,567
Commercial	144,700	176,124
Enterprise value	394,177	433,633
Digital asset	—	12,289
Consumer	92	168
Total loans	1,369,696	1,342,729
Allowance for credit losses on loans	(20,341)	(21,571)
Net loans	$1,349,355	$1,321,158

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses for loans. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Accrued interest receivable on loans totaled $6.2 million and $5.9 million at  June 30, 2024 and December 31, 2023, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using either the level-yield or straight-line method without anticipating prepayments.

At the time a loan is placed on non-accrual, generally at 90 days past due, or earlier if collection of principal or interest is considered doubtful, all interest accrued but not received is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Construction and land development: Loans in this segment primarily include speculative and pre-sold real estate development loans for which payment is derived from sale of the property and a conversion of the construction loans to permanent loans for which payment is then derived from cash flows of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, inaccurate estimates of the value of the completed project, and market conditions.

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

Digital asset: We no longer originate or hold digital asset loans. Loans in this segment were made to businesses in the digital asset space and were generally secured by digital asset mining equipment or by the United States dollar value of digital currency assets of the business. Repayment was expected from the cash flows of the business. A weakened economy, resultant decreased consumer spending as well as decreases in the value of digital currency could have an effect on the credit quality of this segment.

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

Management estimates the ACLL balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as portfolio mix, delinquency levels, or term as well as for changes in economic conditions, such as changes in unemployment rates, property values, gross domestic product (“GDP”), home pricing index (“HPI”), or other relevant factors. Incorporated in the estimate for the ACLL is consideration of qualitative factors, which include the following for all loan pools:

●	Changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices;
●	Changes in the experience, depth, and ability of lending management;
●	Changes in the quality of the organization's loan review system;
●	The existence and effect of any concentrations of credit and changes in the levels of such concentrations; and
●	The effect of other external factors (i.e. legal and regulatory requirements) on the level of estimated credit losses.

In addition to the above, the mortgage warehouse pool includes a qualitative factor for changes in international, national, regional, and local conditions as the ACLL model for this loan pool does not apply an economic regression model in the calculation of the historical loss rate. The determination of qualitative factors involves significant judgment.

The allowance for unfunded commitments is maintained by the Company at a level determined to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit).

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

The following table presents the activity in the allowance for credit losses for loans by portfolio segment for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Commercial Real Estate	Construction and land development	Residential real estate	Mortgage warehouse	Commercial	Enterprise value	Digital asset	Consumer	Total
Balance at March 31, 2024	$4,521	$389	$72	$54	$2,278	$6,567	$2,124	$1	$16,006
Charge-offs	—	—	—	—	—	—	(2,124)	(11)	(2,135)
Recoveries	—	—	2	—	—	—	—	1	3
Provision (credit)	322	(117)	(5)	11	(302)	6,548	—	10	6,467
Balance at June 30, 2024	$4,843	$272	$69	$65	$1,976	$13,115	$—	$1	$20,341

Balance at March 31, 2023	$4,249	$470	$57	$38	$2,615	$10,161	$7,219	$3	$24,812
Charge-offs	—	—	—	—	(126)	—	—	(13)	(139)
Recoveries	—	—	—	—	—	45	—	3	48
(Credit) provision	(180)	51	(2)	6	(112)	(512)	—	9	(740)
Balance at June 30, 2023	$4,069	$521	$55	$44	$2,377	$9,694	$7,219	$2	$23,981

(In thousands)	Commercial Real Estate	Construction and land development	Residential real estate	Mortgage warehouse	Commercial	Enterprise value	Digital asset	Consumer	Total
Balance at December 31, 2023	$4,471	$407	$75	$42	$2,493	$8,166	$5,915	$2	$21,571
Charge-offs	—	—	—	—	(5)	—	(2,124)	(29)	(2,158)
Recoveries	—	—	2	—	—	—	—	2	4
Provision (credit)	372	(135)	(8)	23	(512)	4,949	(3,791)	26	924
Balance at June 30, 2024	$4,843	$272	$69	$65	$1,976	$13,115	$—	$1	$20,341

Balance at December 31, 2022	$5,062	$909	$43	$213	$3,582	$7,712	$10,493	$55	$28,069
Impact of adopting ASC 326	(745)	(513)	18	(159)	(711)	(270)	(157)	(51)	(2,588)
Charge-offs	—	—	—	—	(167)	(3,560)	—	(29)	(3,756)
Recoveries	—	—	—	—	10	45	—	6	61
(Credit) provision	(248)	125	(6)	(10)	(337)	5,767	(3,117)	21	2,195
Balance at June 30, 2023	$4,069	$521	$55	$44	$2,377	$9,694	$7,219	$2	$23,981

The following table presents loan delinquencies by portfolio segment at June 30, 2024 and December 31, 2023:

			90 Days	Total
	30 - 59 Days	60 - 89 Days	or More	Past	Total	Total
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
June 30, 2024
Commercial real estate	$441	$—	$—	$441	$509,954	$510,395
Construction and land development	—	—	—	—	57,145	57,145
Residential real estate	32	—	210	242	6,429	6,671
Mortgage warehouse	—	—	—	—	256,516	256,516
Commercial	—	—	1,817	1,817	142,883	144,700
Enterprise value	—	—	—	—	394,177	394,177
Digital asset	—	—	—	—	—	—
Consumer	2	—	2	4	88	92
Total	$475	$—	$2,029	$2,504	$1,367,192	$1,369,696

December 31, 2023
Commercial real estate	$18,226	$—	$—	$18,226	$450,702	$468,928
Construction and land development	—	—	—	—	77,851	77,851
Residential real estate	—	—	236	236	6,933	7,169
Mortgage warehouse	—	—	—	—	166,567	166,567
Commercial	5	100	1,813	1,918	174,206	176,124
Enterprise value	3,348	—	—	3,348	430,285	433,633
Digital asset	—	—	—	—	12,289	12,289
Consumer	2	3	4	9	159	168
Total	$21,581	$103	$2,053	$23,737	$1,318,992	$1,342,729

The following table presents the amortized cost basis of loans on non-accrual and loans past due over 89 days but still accruing as of June 30, 2024 and December 31, 2023:

	Non-accrual		Loans 90 Days
	Loans With No		or More
	Allowance	Non-accrual	Past Due
(In thousands)	for Credit Loss	Loans	and Accruing
June 30, 2024
Commercial real estate	$60	$60	$—
Residential real estate	—	352	—
Commercial	1,864	1,864	—
Enterprise value	1,448	19,038	—
Consumer	—	2	—
Total	$3,372	$21,316	$—

December 31, 2023
Residential real estate	—	376	—
Commercial	1,857	1,857	—
Enterprise value	—	1,991	—
Digital asset	—	12,289	—
Consumer	—	4	—
Total	$1,857	$16,517	$—

The Company did not recognize interest income on non-accrual loans during the six months ended June 30, 2024 or 2023.

The following tables present the amortized cost basis of collateral-dependent loans by class as of June 30, 2024 and  December 31, 2023:

	Commercial		Business
	Real	Business	Enterprise
(In thousands)	Estate	Assets	Value
June 30, 2024
Commercial real estate	$19,756	$—	$—
Commercial	—	1,659	—
Enterprise value	—	—	19,038
Total	$19,756	$1,659	$19,038

December 31, 2023
Commercial real estate	$19,693	$—	$—
Commercial	—	1,652	—
Enterprise value	—	1,991	—
Digital asset (1)	—	12,289	—
Total	$19,693	$15,932	$—

(1)	Business assets include the United States dollar value of Bitcoin held in control accounts, an interest in a joint venture partnership, as well as cash accounts held at the Bank.

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

The following table presents the amortized cost basis of loans at June 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the three months ended June 30, 2024 and 2023, respectively, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Other-Than-Insignificant Payment Delay	Total Class of Financing Receivable $	Total Class of Financing Receivable %
June 30, 2024
Commercial real estate	$1,467	$—	$—	$18,228	$19,695	3.86%
Enterprise value	21,600	960	—	—	22,560	5.72
Total	$23,067	$960	$—	$18,228	$42,255	3.08%

June 30, 2023
Commercial	$—	$—	$21	$—	$21	0.01%
Enterprise value	17,585	—	—	—	17,585	4.03
Digital asset	—	16,580	—	—	16,580	98.88
Total	$17,585	$16,580	$21	$—	$34,186	2.52%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended  June 30, 2024 and 2023:

	Weighted-Average Other-Than-Insignificant Payment Delay	Weighted-Average Term Extension	Weighted-Average Term Extension and Interest Rate Reduction		Weighted-Average Term Extension and Other-Than-Insignificant Payment Delay
	Months	Months	Months	Percentage points	Months	Months
June 30, 2024
Commercial real estate	3.00	—	—	—%	3.00	3.00
Enterprise value	4.00	3.00	—	—	—	—

June 30, 2023
Commercial	—	—	4.00	3.25%	—	—
Enterprise value	4.00	—	—	—	—	—
Digital asset	—	3.00	—	—	—	—

The following table presents the amortized cost basis of loans at June 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the six months ended June 30, 2024 and 2023, respectively, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Combination Term Extension and Other-Than-Insignificant Payment Delay	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable $	Total Class of Financing Receivable %
June 30, 2024
Commercial real estate	$1,783	$—	$18,228	$—	$20,011	3.92%
Commercial	1,575	—	—	—	1,575	1.09
Enterprise value	21,600	960	—	—	22,560	5.72
Total	$24,958	$960	$18,228	$—	$44,146	3.22%

June 30, 2023
Commercial	$—	$—	$—	$21	$21	0.01%
Enterprise value	21,023	—	—	—	21,023	4.82
Digital asset	—	16,580	—	—	16,580	98.88
Total	$21,023	$16,580	$—	$21	$37,624	2.77%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the six months ended June 30, 2024 and 2023:

	Weighted-Average Other-Than-Insignificant Payment Delay	Weighted-Average Term Extension	Weighted-Average Term Extension and Other-Than-Insignificant Payment Delay		Weighted-Average Term Extension and Interest Rate Reduction
	Months	Months	Months	Months	Months	Percentage Points
June 30, 2024
Commercial real estate	7.94	—	9.00	9.00	—	—%
Commercial	3.00	—	—	—	—	—
Enterprise value	4.00	3.00	—	—	—	—

June 30, 2023
Commercial	—	—	—	—	4.00	3.25%
Enterprise value	5.31	—	—	—	—	—
Digital asset	—	3.00	—	—	—	—

The Company has not committed to lend any additional funds to borrowers experiencing financial difficulty whose loans had been modified during the six months ended June 30, 2024. The Company had committed to lend $50,000 based on fund availability through a then existing line of credit to a borrower experiencing financial difficulty whose loan had been modified during the six months ended June 30, 2023.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of  June 30, 2024 and 2023, there were no amounts past due or subsequent defaults related to loans modified to borrowers experiencing financial difficulty within the preceding 12 months.

Credit Quality Information

The Company utilizes a seven-grade internal loan risk rating system for commercial real estate, construction and land development, and commercial loans as follows:

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

Consumer loans are not formally rated.

Based on the most recent analysis performed, the risk category of loans by class of loans and their corresponding gross write-offs for the six months ended June 30, 2024 is as follows:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial real estate
Pass	$37,518	$35,330	$59,249	$121,337	$25,268	$179,781	$18,876	$144	$477,503
Special mention	—	—	—	—	—	6,136	—	—	6,136
Substandard	—	—	—	—	1,048	25,708	—	—	26,756
Total commercial real estate	37,518	35,330	59,249	121,337	26,316	211,625	18,876	144	510,395
Commercial real estate
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction and land development
Pass	1,151	6,148	46,257	650	—	1,420	1,519	—	57,145
Total construction and land development	1,151	6,148	46,257	650	—	1,420	1,519	—	57,145
Construction and land development
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	—	—	—	—	4	3,892	2,413	19	6,328
Substandard	—	—	—	—	—	277	66	—	343
Total residential real estate	—	—	—	—	4	4,169	2,479	19	6,671
Residential real estate
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Mortgage warehouse
Pass	—	—	—	—	—	—	256,516	—	256,516
Total mortgage warehouse	—	—	—	—	—	—	256,516	—	256,516
Mortgage warehouse
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	1,869	5,574	13,716	44,575	8,159	28,230	29,979	—	132,102
Special mention	—	—	—	—	—	6,910	2,028	—	8,938
Substandard	—	—	—	205	—	3,230	225	—	3,660
Total commercial	1,869	5,574	13,716	44,780	8,159	38,370	32,232	—	144,700
Commercial
Current period gross write-offs	—	—	—	—	—	5	—	—	5
Enterprise Value
Pass	14,107	82,303	79,863	102,249	38,541	21,106	7,444	—	345,613
Special mention	—	—	3,025	5,689	5,498	2,656	848	—	17,716
Substandard	—	—	12,870	5,326	1,736	1,429	9,487	—	30,848
Total enterprise value	14,107	82,303	95,758	113,264	45,775	25,191	17,779	—	394,177
Enterprise value
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Digital asset
Current period gross write-offs	—	—	2,124	—	—	—	—	—	2,124
Consumer
Not formally rated	—	—	—	—	—	42	50	—	92
Total consumer	—	—	—	—	—	42	50	—	92
Consumer
Current period gross write-offs	22	—	—	—	—	7	—	—	29

Total loans	$54,645	$129,355	$214,980	$280,031	$80,254	$280,817	$329,451	$163	$1,369,696

Total current period gross write-offs	$22	$—	$2,124	$—	$—	$12	$—	$—	$2,158

The following table presents the risk category of loans by class of loans as of December 31, 2023 and their corresponding gross write-offs for the year then ended:

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial real estate
Pass	$35,966	$50,608	$107,593	$30,236	$59,578	$132,219	$19,617	$—	$435,817
Special mention	—	—	—	—	2,898	3,373	—	—	6,271
Substandard	—	—	—	1,048	4,436	21,356	—	—	26,840
Total commercial real estate	35,966	50,608	107,593	31,284	66,912	156,948	19,617	—	468,928
Commercial real estate
Current period gross write-offs	—	—	1	—	—	—	—	—	1
Construction and land development
Pass	3,701	54,925	17,015	—	—	1,429	781	—	77,851
Total construction and land development	3,701	54,925	17,015	—	—	1,429	781	—	77,851
Construction and land development
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	—	—	—	5	179	3,183	2,579	871	6,817
Substandard	—	—	—	—	—	284	68	—	352
Total residential real estate	—	—	—	5	179	3,467	2,647	871	7,169
Residential real estate
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Mortgage warehouse
Pass	—	—	—	—	—	—	166,567	—	166,567
Total mortgage warehouse	—	—	—	—	—	—	166,567	—	166,567
Mortgage warehouse
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	6,398	14,000	48,922	13,233	16,491	22,483	37,920	28	159,475
Special mention	—	—	—	—	—	9,932	2,674	—	12,606
Substandard	—	—	205	—	1,815	1,798	225	—	4,043
Total commercial	6,398	14,000	49,127	13,233	18,306	34,213	40,819	28	176,124
Commercial
Current period gross write-offs	—	—	—	—	102	67	—	—	169
Enterprise Value
Pass	85,412	97,942	119,126	48,427	23,186	3,346	16,026	—	393,465
Special mention	—	11,768	4,838	2,424	753	3,001	1,619	—	24,403
Substandard	1,991	790	1,464	1,870	1,595	—	8,055	—	15,765
Total enterprise value	87,403	110,500	125,428	52,721	25,534	6,347	25,700	—	433,633
Enterprise value
Current period gross write-offs	—	3,561	—	2	—	1,225	—	—	4,788
Digital asset
Substandard	—	12,289	—	—	—	—	—	—	12,289
Total digital asset	—	12,289	—	—	—	—	—	—	12,289
Digital asset
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Not formally rated	—	—	—	—	—	121	45	2	168
Total consumer	—	—	—	—	—	121	45	2	168
Consumer
Current period gross write-offs	30	—	—	—	—	15	—	—	45

Total loans	$133,468	$242,322	$299,163	$97,243	$110,931	$202,525	$256,176	$901	$1,342,729

Total current period gross write-offs	$30	$3,561	$1	$2	$102	$1,307	$—	$—	$5,003

(7)    Deposits

A summary of deposit balances, by type is as follows:

	At	At
	June 30,	December 31,
(In thousands)	2024	2023
Noninterest-bearing:
Demand	$311,814	$308,769
Interest-bearing:
NOW	84,811	93,812
Regular savings	168,387	231,593
Money market deposits	452,139	456,408
Certificates of deposit:
Certificate accounts of $250,000 or more	39,184	24,680
Certificate accounts less than $250,000	208,320	215,960
Total interest-bearing	952,841	1,022,453
Total deposits	$1,264,655	$1,331,222

At  June 30, 2024 and December 31, 2023, the aggregate amount of brokered certificates of deposit was $160.0 million and $180.0 million, respectively. All the Company’s brokered certificates of deposit are in amounts less than $250,000 as of both periods presented.

(8)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”) and the Federal Reserve Bank of Boston's ("FRB") borrower-in-custody ("BIC") program. Maturities of advances from the FHLB and FRB as of June 30, 2024 are summarized as follows:

(In thousands)
Fiscal Year-End
2024	$138,067
2025	5,136
2026	138
2027	139
2028	141
Thereafter	4,009
Total	$147,630

Borrowings from the FHLB are secured by qualified collateral, consisting primarily of certain commercial real estate loans, qualified mortgage-backed government securities and certain loans with mortgages secured by one- to four-family properties. At June 30, 2024, borrowings from the FHLB consisted of overnight advances of $130.0 million and advances with original maturities more than one year of $9.6 million. The interest rate on overnight advances from the FHLB ranged from 5.51% to 5.54% at June 30, 2024, with a weighted average interest rate of 5.52%. The interest rates on FHLB long-term advances ranged from 1.21% to 1.32%, with a weighted average interest rate of 1.26% at  June 30, 2024. At  June 30, 2024, the Company had the ability to borrow $142.6 million from the FHLB, of which $139.6 million was outstanding as of that date.

Borrowings from the FRB BIC program are secured by a Uniform Commercial Code financing statement on qualified collateral, consisting of certain commercial loans. The Company had the ability to borrow $322.8 million from the FRB, of which $8.0 million was outstanding as of  June 30, 2024, comprised of an overnight advance with an interest rate of 5.50%.

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

Basis of Fair Value Measurements

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2 – Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;
●	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

The following summarizes financial instruments measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2024
State and municipal securities	$11,195	$—	$11,195	$—
Asset-backed securities	7,403	—	7,403	—
Government mortgage-backed securities	8,730	—	8,730	—
Total	$27,328	$—	$27,328	$—

December 31, 2023
State and municipal securities	$11,400	$—	$11,400	$—
Asset-backed securities	7,535	—	7,535	—
Government mortgage-backed securities	9,636	—	9,636	—
Total	$28,571	$—	$28,571	$—

Fair Values of Assets Measured on a Non-Recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses for loans. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties.

The following summarizes assets measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2024
Loans
Enterprise value	$10,510	$—	$—	$10,510
Total	$10,510	$—	$—	$10,510

December 31, 2023
Loans
Enterprise value	$891	$—	$—	$891
Digital asset	6,373	—	—	6,373
Total	$7,264	$—	$—	$7,264

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2024
Loans
Enterprise value	$10,510	Business valuation	Company earnings and market assumptions	0% - 4%

December 31, 2023
Loans
Enterprise value	$891	Business or collateral valuation	Comparable company or collateral evaluations	0% - 26%
Digital asset	6,373	Asset valuation	Comparable asset evaluations	0% - 25%

At June 30, 2024, the contractual balance of enterprise value loans measured at fair value on a nonrecurring basis was $17.7 million, net of reserves of $7.1 million and deferred fees and costs of $124,000. At December 31, 2023, the contractual balance of loans measured at fair value on a nonrecurring basis was $2.0 million, net of reserves of $1.1 million, interest paid to principal of $12,000, and deferred fees and costs of $3,000 for the enterprise value segment and $14.4 million, net of reserves of $5.9 million, interest paid to principal of $2.1 million, and deferred fees and costs of $101,000 for the digital asset segment.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at June 30, 2024 and December 31, 2023:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2024
Financial assets:
Cash and cash equivalents	$171,617	$171,617	$—	$—	$171,617
Available-for-sale debt securities	27,328	—	27,328	—	27,328
Federal Home Loan Bank of Boston stock	5,121	N/A	N/A	N/A	N/A
Loans, net	1,349,355	—	—	1,300,067	1,300,067
Accrued interest receivable	6,396	—	6,396	—	6,396
Financial liabilities:
Deposits	1,264,655	—	1,264,789	—	1,264,789
Borrowings	147,630	—	147,821	—	147,821

December 31, 2023
Financial assets:
Cash and cash equivalents	$220,332	$220,332	$—	$—	$220,332
Available-for-sale debt securities	28,571	—	28,571	—	28,571
Federal Home Loan Bank of Boston stock	4,056	N/A	N/A	N/A	N/A
Loans, net	1,321,158	—	—	1,279,421	1,279,421
Accrued interest receivable	6,090	—	6,090	—	6,090
Financial liabilities:
Deposits	1,331,222	—	1,331,701	—	1,331,701
Borrowings	104,697	—	104,765	—	104,765

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of June 30, 2024 and December 31, 2023, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At June 30, 2024, the Bank exceeded the regulatory requirement for the capital conservation buffer.

Federal banking agencies’ regulations establish a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for federal law. As of June 30, 2024, the Bank has not opted into the CBLR framework.

The Bank’s actual capital amounts and ratios at  June 30, 2024 and  December 31, 2023 are summarized as follows:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2024
Total Capital (to Risk Weighted Assets)	$215,572	13.89%	$124,127	>	8.0%	$155,159	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	196,163	12.64	93,095	>	6.0	124,127	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	196,163	12.64	69,821	>	4.5	100,853	>	6.5
Tier 1 Capital (to Average Assets)	196,163	12.52	62,691	>	4.0	78,364	>	5.0

December 31, 2023
Total Capital (to Risk Weighted Assets)	$212,992	14.02%	$121,525	>	8.0%	$151,907	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	193,968	12.77	91,144	>	6.0	121,525	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	193,968	12.77	68,358	>	4.5	98,739	>	6.5
Tier 1 Capital (to Average Assets)	193,968	11.59	66,924	>	4.0	83,655	>	5.0

Liquidation Accounts

Upon the completion of the Company’s initial stock offering in 2015 and the second step offering in 2019, liquidation accounts were established for the benefit of certain depositors of the Bank in amounts equal to:

1.

The product of (i) the percentage of the stock issued in the initial stock offering in 2015 to persons other than Provident Bancorp, the top tier mutual holding company (“MHC”) of the Company and (ii) the net worth of the mid-tier holding company as of the date of the latest balance sheet contained in the prospectus utilized in connection with the offering; and

2.

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid by the Bank in a year, without prior approval of regulatory agencies, to the amount by which net income of the Bank for the year plus the retained net income of the previous two years exceeds any net loss reported in those respective periods. For the six months ended June 30, 2024, the Bank reported net income of $1.6 million. For the years ended December 31, 2023 and 2022, the Bank reported net income of $10.7 million and a net loss of $21.5 million, respectively. There were no dividends paid during the six months ended June 30, 2024.

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

Shares held by the ESOP include the following:

	June 30, 2024	December 31, 2023
Allocated	641,288	551,530
Committed to be allocated	44,879	89,758
Unallocated	852,701	897,580
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $8.7 million at June 30, 2024.

Total compensation expense recognized in connection with the ESOP for the three months ended  June 30, 2024 and 2023 was $208,000 and $169,000, respectively. Total compensation expense recognized for the six months ended June 30, 2024 and 2023 was $433,000 and $356,000, respectively.

(12) (Loss) Earnings Per Common Share

Basic (loss) earnings per share represents (loss) income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed in a manner similar to that of basic (loss) earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares, treasury stock, and unvested restricted stock are not deemed outstanding for (loss) earnings per share calculations.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share	June 30,	June 30,	June 30,	June 30,
dollar amounts)	2024	2023	2024	2023
Net (loss) income attributable to common shareholders	$(3,308)	$3,461	$1,673	$5,564

Average number of common shares issued	17,663,303	17,688,826	17,664,347	17,687,448
Less:
Average unallocated ESOP shares	(860,183)	(949,941)	(871,403)	(961,098)
Average unvested restricted stock	(96,327)	(170,221)	(104,822)	(176,599)
Average number of common shares outstanding to calculate basic earnings per common share	16,706,793	16,568,664	16,688,122	16,549,751

Effect of dilutive unvested restricted stock and stock option awards	—	1,353	35,641	915
Average number of common shares outstanding to calculate diluted earnings per common share	16,706,793	16,570,017	16,723,763	16,550,666

(Loss) earnings per common share:
Basic	$(0.20)	$0.21	$0.10	$0.34
Diluted	$(0.20)	$0.21	$0.10	$0.34

For periods in which the Company has reported net loss, diluted loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Stock options for 1,235,342 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2023, because they were anti-dilutive, meaning the exercise price for such options were higher than the average price for the Company for such period. For the six months ended June 30, 2024 and 2023, stock options for 817,070, and 1,360,013 shares, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive.

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

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

●	Expected volatility is based on historical volatility of the Company’s common stock price;
●	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period;
●	The dividend yield assumption is based on the Company’s expectation of dividend payouts; and
●	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

There were no options granted during the six months ended June 30, 2024.

A summary of the status of the Company’s stock options for the six months ended June 30, 2024 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,188,763	$10.99
Granted	—	—
Forfeited	(45,850)	12.26
Expired	(71,475)	11.71
Exercised	(124,346)	8.61
Outstanding at June 30, 2024	947,092	$11.19	5.91	$411,000
Outstanding and expected to vest at June 30, 2024	947,092	$11.19	5.91	$411,000
Vested and Exercisable at June 30, 2024	601,020	$10.96	4.98	$330,000
Unrecognized compensation cost	$1,166,000
Weighted average remaining recognition period (years)	2.60

For the three months ended June 30, 2024 and 2023, expense for the stock options was $131,000 and $164,000, respectively. For the six months ended June 30, 2024 and 2023, expense for the stock options was $261,000 and $320,000, respectively. There were 124,346 stock options exercised during the three months ended  June 30, 2024 with an intrinsic value of $144,000. There were no stock options exercised during the three months ended June 30, 2023. There were 124,346 stock options exercised during the six months ended June 30, 2024 with an intrinsic value of $144,000 and there were 225,565 stock options exercised during the six months ended June 30, 2023 with an intrinsic value of $97,000.

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

The following table presents the activity in restricted stock awards under the Equity Plans for the six months ended June 30, 2024:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2023	145,921	$12.37
Granted	—	—
Forfeited	(18,340)	12.26
Vested	(17,645)	13.54
Unvested restricted stock awards at June 30, 2024	109,936	$12.20
Unrecognized compensation cost	$1,092,000
Weighted average remaining recognition period (years)	2.39

For the three months ended June 30, 2024 and 2023, expense for the restricted stock awards was $131,000 and $168,000, respectively. For the six months ended June 30, 2024 and 2023, expense for the restricted stock awards was $262,000 and $331,000, respectively. The tax benefit from restricted awards was $37,000 and $50,000 for the three months ended June 30, 2024 and 2023, respectively. The tax benefit from restricted awards was $77,000 and $101,000 for the six months ended June 30, 2024 and 2023, respectively. The total fair value of shares vested during the three months ended June 30, 2024 and 2023 was $79,000 and $77,000, respectively. The total fair value of shares vested during the six months ended June 30, 2024 and 2023 was $163,000 and $121,000, respectively.

(14)    Leases

The Company recognized right-of-use assets (“ROU”) totaling $3.7 million at June 30, 2024 and $3.8 million at  December 31, 2023, and operating lease liabilities totaling $4.1 million and $4.2 million at June 30, 2024 and December 31, 2023, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and are not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed as incurred. For the six months ended June 30, 2024 and 2023, rent expense for the operating leases totaled $173,000 and $157,000.

The following table presents information regarding the Company’s operating leases:

	June 30,	December 31,
	2024	2023
Weighted-average discount rate	3.63%	3.62%
Range of lease expiration dates (in years)	0 - 11 years	1 - 12 years
Range of lease renewal options (in years)	0 - 30 years	0 - 20 years
Weighted-average remaining lease term (in years)	25.4 years	25.8 years

The following table presents the undiscounted annual lease payments under the terms of the Company’s operating leases at June 30, 2024 and December 31, 2023, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

	June 30,	December 31,
Fiscal Year-End	2024	2023
(In thousands)
2024	$138	$270
2025	281	280
2026	292	291
2027	295	293
2028	208	208
Thereafter	5,533	5,533
Total lease payments	6,747	6,875
Less imputed interest	(2,629)	(2,704)
Total lease liabilities	$4,118	$4,171

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

(16)    Qualified Affordable Housing Project Investments

The Bank invests in qualified affordable housing projects. At  June 30, 2024 and December 31, 2023, the balance of the investment for qualified affordable housing projects was $5.7 million and $6.1 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. Under the proportional amortization method, the Company recognized amortization expense of $178,000 and tax credits of $218,000 for the three months ended June 30, 2024. For the three months ended June 30, 2023, the Company recognized amortization expense of $179,000 and tax credits of $219,000. The Company recognized amortization expense of $356,000 and tax credits of $437,000 for the six months ended June 30, 2024. The Company recognized amortization expense of $1.4 million and tax credits of $1.7 million for the six months ended June 30, 2023.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 is intended to assist in understanding our financial condition and results of operations. Operating results for the three- and six-month periods ended June 30, 2024 may not be indicative of results for all of 2024 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believes,” “will,” “intends,” “may,” “will be,” “would” or similar expressions. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place any undue reliance on any forward-looking statements (which reflect management’s analysis of factors only as of the date of which they are given). These factors include: general economic conditions; interest rates; inflation; levels of unemployment; legislative, regulatory and accounting changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve Bank; deposit flows; our ability to access cost-effective funding; changes in liquidity, including the size and composition of our deposit portfolio; changes in consumer spending, borrowing and savings habits; competition; real estate values in the market area; loan demand; the adequacy of our level of and methodology for calculating our allowance for credit losses; changes in the quality of our loan and securities portfolios; the ability of our borrowers to repay their loans; an unexpected adverse financial, regulatory or bankruptcy event experienced by our cryptocurrency, digital asset or financial technology (“fintech”) customers; our ability to retain key employees; failures or breaches of our IT systems, including cyberattacks; the failure to maintain current technologies; the ability of the Company or the Bank to effectively manage its growth; global and national war and terrorism; the impact of the COVID-19 pandemic or any other pandemic on our operations and financial results and those of our customers; and results of regulatory examinations, among other factors.

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

Allowance for Credit Losses for Loans. The allowance for credit losses represents management’s estimate of expected losses over the life of the loan portfolio. Loan losses are charged against the allowance when management believes the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. See Note 6 - Loans and Allowance for Credit Losses for Loans of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Balance Sheet Analysis

The Bank has adjusted its risk appetite to reduce the overall risk profile of the balance sheet, by limiting asset growth to five percent annually and transforming the mix of the loan portfolio towards traditional real estate and in-market commercial lending, while decreasing our exposure to enterprise value lending and eliminating our digital asset portfolio. This quarter, the Bank recognized a reserve of $7.1 million on an enterprise value relationship of $17.6 million, overshadowing a quarter of otherwise positive trends in executing the aforementioned balance sheet management strategy. These improvements reflect our continued efforts to shift the mix in the loan portfolio and reduce the reliance on high-cost deposits as a primary source of liquidity. While funding cost reductions, as reflected by current yields, have yet to be realized, the Bank has successfully shortened its funding duration to maintain optionality in the event of an easing in rates.

Assets. Total assets were $1.65 billion at June 30, 2024, a decrease of $23.5 million, or 1.4%, from $1.67 billion at December 31, 2023. The decrease resulted primarily from a decrease in cash and cash equivalents, partially offset by an increase in net loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $48.7 million, or 22.1%, to $171.6 million at June 30, 2024 compared to $220.3 million at December 31, 2023, primarily due to a decrease in deposits and an increase in net loans, partially offset by an increase in borrowings. For more information on cash sources and uses please refer to “– Liquidity and Capital Resources”.

Loan Portfolio Analysis. Net loans were $1.35 billion at June 30, 2024, an increase of $28.2 million, or 2.1%, from $1.32 billion at December 31, 2023, primarily due to an increase in mortgage warehouse loans of $89.9 million, or 54.0%, and an increase in commercial real estate loans of $41.5 million, or 8.8%, partially offset by a decrease in enterprise value loans of $39.5 million, or 9.1%, a decrease in commercial loans of $31.4 million, or 17.8%, a decrease in construction and land development loans of $20.7 million, or 26.6%, and a $12.3 million decrease resulting from the settlement and partial charge-off of the Bank's last digital asset loan. The changing mix in the loan portfolio is consistent with the Bank’s strategy to focus on traditional community bank lending segments.

Loan Portfolio Concentrations. The following table provides information with respect to our loan portfolio concentrations at June 30, 2024 and December 31, 2023:

	At June 30, 2024		At December 31, 2023
(In thousands)	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$510,395	37.26%	$468,928	34.92%
Construction and land development	57,145	4.17	77,851	5.80
Residential real estate	6,671	0.49	7,169	0.53
Mortgage warehouse	256,516	18.73	166,567	12.41
Commercial	144,700	10.56	176,124	13.12
Enterprise value	394,177	28.78	433,633	32.29
Digital asset	—	—	12,289	0.92
Consumer	92	0.01	168	0.01
	1,369,696	100.00%	1,342,729	100.00%
Allowance for credit losses on loans	(20,341)		(21,571)
Net loans	$1,349,355		$1,321,158

Commercial Real Estate Concentrations. The following table provides information with respect to our commercial real estate concentrations at June 30, 2024 and December 31, 2023:

	At June 30, 2024			At December 31, 2023
		Percent of	Percent of		Percent of	Percent of
(Dollars in thousands)	Amortized cost	commercial real estate	total loans	Amortized cost	commercial real estate	total loans
Multifamily	$82,711	16.21%	6.04%	$56,523	12.05%	4.21%
Industrial/manufacturing/warehouse	79,084	15.49	5.77	80,220	17.11	5.97
Self-storage facility	66,228	12.98	4.84	56,620	12.07	4.22
Office	62,848	12.31	4.59	56,482	12.04	4.21
Residential one-to-four family	49,026	9.61	3.58	30,341	6.47	2.26
Hotel/motel/inn	47,772	9.36	3.49	17,809	3.80	1.32
Mobile home/park	32,404	6.35	2.37	32,763	6.99	2.44
Retail	22,379	4.38	1.63	23,912	5.10	1.78
Mixed use	7,301	1.43	0.52	45,241	9.65	3.37
Other commercial real estate	60,642	11.88	4.43	69,017	14.72	5.14
Total	$510,395	100.00%	37.26%	$468,928	100.00%	34.92%

Enterprise Value Concentrations. The following table provides information with respect to our enterprise value concentrations at June 30, 2024 and December 31, 2023:

	At June 30, 2024			At December 31, 2023
		Percent of	Percent of		Percent of	Percent of
(Dollars in thousands)	Amortized cost	enterprise value	total loans	Amortized cost	enterprise value	total loans
Advertising	$59,634	15.13%	4.35%	$68,221	15.73%	5.08%
Consulting services	54,319	13.78	3.97	63,394	14.62	4.72
Professional services	46,456	11.79	3.39	53,516	12.34	3.99
Company management	34,146	8.66	2.49	16,856	3.89	1.26
Industrial/manufacturing/warehouse	31,631	8.02	2.31	37,241	8.59	2.77
Construction	31,416	7.97	2.29	32,989	7.61	2.46
Real estate services	30,654	7.78	2.24	33,153	7.64	2.47
Healthcare and social assistance	23,617	5.99	1.72	36,427	8.40	2.71
Personal services	23,088	5.86	1.69	28,860	6.66	2.15
Wholesale	21,172	5.37	1.55	23,097	5.33	1.72
Other	38,044	9.65	2.78	39,879	9.19	2.96
Total	$394,177	100.00%	28.78%	$433,633	100.00%	32.29%

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

Delinquencies. Total past due loans decreased $21.2 million, or 89.5%, to $2.5 million at June 30, 2024 from $23.7 million at December 31, 2023. The decrease was primarily driven by modifications to a borrower experiencing financial difficulty related to a $19.7 million loan relationship in the commercial real estate portfolio. The relationship consists of seven loans and the modifications provided for term extensions, other-than-insignificant payment delays, or a combination of the two.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table sets forth information regarding our non-performing assets at the dates indicated:

	At	At
	June 30,	December 31,
(Dollars in thousands)	2024	2023
Non-accrual loans:
Commercial real estate	$60	$—
Residential real estate	352	376
Commercial	1,864	1,857
Enterprise value	19,038	1,991
Digital asset	—	12,289
Consumer	2	4
Total non-accrual loans	21,316	16,517
Total non-performing assets	$21,316	$16,517

Allowance for credit losses on loans as a percent of non-performing loans	95.43%	130.60%
Non-performing loans as a percent of total loans (1)	1.56%	1.23%
Non-performing loans as a percent of total assets	1.29%	0.99%

(1)	Loans are presented at amortized cost.

Non-accrual loans increased $4.8 million, or 29.1%, to $21.3 million, or 1.56% of total loans outstanding at June 30, 2024, from $16.5 million, or 1.23% of total loans outstanding at December 31, 2023. The increase in non-accrual loans was primarily due to a $17.6 million enterprise value loan relationship that transitioned to non-accrual status, partially offset by a $12.3 million reduction in non-accrual loans due to the settlement and partial charge-off of the Bank's last digital asset loan relationship, both occurring during the quarter ended June 30, 2024. The enterprise value relationship is a wellness and pain management practice, currently in a period of transition with key personnel. The Bank is in close contact with the company’s management team and tightly monitoring the execution of their plan to restore the successful operations of the practice. The Bank will be diligent in its efforts to secure its position, work out the loan to perform under its original terms, or seek to exit the relationship under terms acceptable to the Bank.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated:

	Six Months Ended
	June 30,
(Dollars in thousands)	2024	2023
Allowance at beginning of period	$21,571	$28,069
Impact of adopting ASC 326	—	(2,588)
Credit loss expense - loans	924	2,195
Charge-offs:
Commercial	5	167
Enterprise value	—	3,560
Digital asset	2,124	—
Consumer	29	29
Total charge-offs	2,158	3,756

Recoveries:
Residential real estate	2	—
Commercial	—	10
Enterprise value	—	45
Consumer	2	6
Total recoveries	4	61

Net charge-offs	2,154	3,695

Allowance at end of period	$20,341	$23,981

Allowance to total loans outstanding at end of period	1.49%	1.77%
Net charge-offs to average loans outstanding during the period (annualized)	0.32%	0.54%

The decrease in the allowance between June 30, 2024 and June 30, 2023 is primarily due to a decrease in reserves on individually analyzed loans resulting from a payoff in an enterprise value loan which carried a $2.5 million reserve at June 30, 2023 and the settlement and partial charge-off of the last digital asset loan which carried a $7.2 million reserve at June 30, 2023. The decrease related to these two workouts was partially offset by the recognition of a $7.1 million reserve on an individually analyzed loan in the enterprise value portfolio during as of June 30, 2024.

Deposits. Total deposits were $1.27 billion at June 30, 2024, a decrease of $66.6 million, or 5.0%, from $1.33 billion at December 31, 2023. The decreases in deposits were primarily due to decreases in savings deposits obtained through a national exchange, which decreased $53.3 million, or 38.9%, from December 31, 2023. The Bank is continuing to achieve stability in its core deposits, with reductions in higher-yielding deposits from the wholesale market and listing services. The Bank will continue to seek opportunities to drive core deposit generation, focusing on leveraging its commercial relationships and increasing its market share within its retail footprint.

The following table is a summary of deposit balances by account type at the dates indicated:

	At	At
	June 30,	December 31,
(In thousands)	2024	2023
Noninterest-bearing:
Demand	$311,814	$308,769
Interest-bearing:
NOW	84,811	93,812
Regular savings	168,387	231,593
Money market deposits	452,139	456,408
Certificates of deposit:
Certificate accounts of $250,000 or more	39,184	24,680
Certificate accounts less than $250,000	208,320	215,960
Total interest-bearing	952,841	1,022,453
Total deposits	$1,264,655	$1,331,222

Borrowings. The Bank primarily utilizes borrowings to supplement its supply of investable funds. Total borrowings were $147.6 million at June 30, 2024, an increase of $42.9 million, or 41.0%, when compared to December 31, 2023. The increase was primarily driven by overnight borrowings used to temporarily fund increases in the mortgage warehouse portfolio.

Shareholders’ Equity. As of June 30, 2024, shareholders’ equity increased $2.4 million, or 1.1%, to $224.3 million compared to $221.9 million at December 31, 2023. The increase was primarily due to net income of $1.7 million. Shareholders’ equity to total assets was 13.6% at June 30, 2024, compared to 13.3% at December 31, 2023. Book value per share increased to $12.70 at June 30, 2024, from $12.55 at December 31, 2023. Market value per share increased 1.2% to $10.19 at June 30, 2024, from $10.07 at December 31, 2023. As of June 30, 2024, the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

General. The Company recorded a credit loss provision of $6.5 million, leading to a net loss for the quarter ended June 30, 2024 of $3.3 million, or $0.20 per diluted share, compared to net income of $3.5 million, or $0.21 per diluted share, for the quarter ended June 30, 2023, which represents a decrease of $6.8 million, or 195.6%. The credit loss provision was primarily due to a $7.1 million reserve on a $17.6 million enterprise value relationship. The Company’s loss on average assets was 0.85% for the quarter ended June 30, 2024, compared to a return on average assets of 0.81% for the quarter ended June 30, 2023. The Company’s loss on average equity was 5.80% for the quarter ended June 30, 2024, compared to a return on average equity of 6.49% for the quarter ended June 30, 2023.

Net Interest and Dividend Income. Net interest and dividend income was $12.0 million for the quarter ended June 30, 2024, a decrease of $2.9 million, or 19.8%, compared to the quarter ended June 30, 2023. The net interest margin was 3.27% for the quarter ended June 30, 2024, compared to 3.69% for the quarter ended June 30, 2023. The decreases in net interest income and margin for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, were primarily due to funding costs, highlighting challenges of operating in a persistent rate-driven, highly-competitive deposit market.

Average Balance Sheet and Related Yields and Rates. The following table sets forth the average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the amount of tax-free interest-earning assets was immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended
	June 30, 2024			June 30, 2023
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,328,650	$20,311	6.11%	$1,346,654	$19,652	5.84%
Short-term investments	102,395	1,318	5.15%	236,367	2,978	5.04%
Debt securities available-for-sale	27,485	206	3.00%	28,278	197	2.79%
Federal Home Loan Bank stock	1,865	37	7.94%	2,254	49	8.70%
Total interest-earning assets	1,460,395	21,872	5.99%	1,613,553	22,876	5.67%
Noninterest earning assets	104,388			99,685
Total assets	$1,564,783			$1,713,238
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$215,344	$1,646	3.06%	$149,625	$408	1.09%
Money market accounts	456,566	4,499	3.94%	513,348	4,550	3.55%
NOW accounts	69,737	225	1.29%	115,869	202	0.70%
Certificates of deposit	251,361	3,237	5.15%	230,023	2,510	4.36%
Total interest-bearing deposits	993,008	9,607	3.87%	1,008,865	7,670	3.04%
Borrowings
Short-term borrowings	17,439	281	6.45%	18,352	230	5.01%
Long-term borrowings	9,642	31	1.29%	16,148	74	1.83%
Total borrowings	27,081	312	4.61%	34,500	304	3.52%
Total interest-bearing liabilities	1,020,089	9,919	3.89%	1,043,365	7,974	3.06%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	306,081			437,167
Other noninterest-bearing liabilities	10,519			19,380
Total liabilities	1,336,689			1,499,912
Total equity	228,094			213,326
Total liabilities and equity	$1,564,783			$1,713,238
Net interest income		$11,953			$14,902
Interest rate spread (2)			2.10%			2.61%
Net interest-earning assets (3)	$440,306			$570,188
Net interest margin (4)			3.27%			3.69%
Average interest-earning assets to interest-bearing liabilities	143.16%			154.65%

(1)	Interest earned/paid on loans includes $660,000 and $956,000 in loan fee income for the three months ended June 30, 2024 and June 30, 2023, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended June 30, 2024
	Compared to the Three Months Ended June 30, 2023
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$924	$(265)	$659
Short-term investments	63	(1,723)	(1,660)
Debt securities available-for-sale	15	(6)	9
Federal Home Loan Bank stock	(4)	(8)	(12)
Total interest-earning assets	998	(2,002)	(1,004)
Interest-bearing liabilities:
Savings accounts	996	242	1,238
Money market accounts	480	(531)	(51)
NOW accounts	125	(102)	23
Certificates of deposit	480	247	727
Total interest-bearing deposits	2,081	(144)	1,937
Borrowings
Short-term borrowings	63	(12)	51
Long-term borrowings	(18)	(25)	(43)
Total borrowings	45	(37)	8
Total interest-bearing liabilities	2,126	(181)	1,945
Change in net interest income	$(1,128)	$(1,821)	$(2,949)

Interest and Dividend Income. Total interest and dividend income was $21.9 million for the quarter ended June 30, 2024, a decrease of $1.0 million, or 4.4%, from $22.9 million the quarter ended June 30, 2023. The decrease was primarily due to a decrease in the average balance of short-term investments of $134.0 million, or 56.7%, to $102.4 million for the quarter ended June 30, 2024, compared to $236.4 million for the quarter ended June 30, 2023. The yield on interest-earning assets increased 32 basis points to 5.99% for the quarter ended June 30, 2024, compared to 5.67% for the quarter ended June 30, 2023. The Bank continues to produce a high-yielding loan portfolio at 6.11% for the quarter ended June 30, 2024, an increase of 27 basis points from the quarter ended June 30, 2023.

Interest Expense. Total interest expense was $9.9 million for the quarter ended June 30, 2024, an increase of $1.9 million, or 24.4%, from $8.0 million for the quarter ended June 30, 2023. Interest expense on deposits was $9.6 million for the quarter ended June 30, 2024, an increase of $1.9 million, or 25.3%, from the quarter ended June 30, 2023, primarily driven by an increase in the cost of interest-bearing deposits of 83 basis points, partially offset by a decrease in the average balance of interest-bearing deposits of $15.9 million or 1.6%. Interest expense on borrowings totaled $312,000 for the quarter ended June 30, 2024, an increase of $8,000, or 2.6%, from the quarter ended June 30, 2023, primarily driven by an increase in the cost of borrowings of 109 basis points, partially offset by a decrease in the average balance of borrowings of $7.4 million, or 21.5%. The Company’s total cost of interest-bearing liabilities was 3.89% for the quarter ended June 30, 2024, which is an increase of 83 basis points from 3.06% for the quarter ended June 30, 2023.

Provision for Credit Losses. The Company recognized a $6.5 million provision for credit losses for the quarter ended June 30, 2024, compared to a $1.1 million credit loss benefit recognized for the quarter ended June 30, 2023. The increase in the provision for the quarter ended June 30, 2024 was primarily due to a $7.1 million individually analyzed reserve on a $17.6 million enterprise value relationship, partially offset by a reduction in the general allowance due primarily to decreases in the commercial, construction and land development, and enterprise value portfolios.

Noninterest Income. Noninterest income was $1.5 million for the quarter ended June 30, 2024, compared to $1.7 million for the quarter ended June 30, 2023. The decrease of $200,000, or 10.5%, from the prior year quarter was primarily due to decreases in fee income generated by product offerings to which the Bank has significantly reduced its exposure or has discontinued.

Noninterest Expense. Noninterest expense was $11.6 million for the quarter ended June 30, 2024, compared to $12.8 million for the quarter ended June 30, 2023. The decrease in noninterest expense of $1.2 million, or 9.1%, from the prior year quarter was primarily due to a decrease in salaries and employee benefits. Salaries and employee benefits decreased $816,000, or 10.1%, to $7.3 million for the quarter ended June 30, 2024, compared to $8.1 million for the quarter ended June 30, 2023, primarily due to the realization of savings resulting from a reduction in force in the second half of 2023. The Bank also realized significant reductions in costs associated with marketing, insurance, and other expenses.

Income Tax Expense. The Company recorded an income tax benefit of $1.3 million for the quarter ended June 30, 2024, reflecting an effective tax rate of 27.7%, compared to a provision of $1.5 million, or an effective tax rate of 29.7% for the quarter ended June 30, 2023. The lower effective tax rate was due to fluctuations in pre-tax income.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

General. Net income for the six months ended June 30, 2024 was $1.7 million, or $0.10 per diluted share, compared to $5.6 million, or $0.34 per diluted share, for the six months ended June 30, 2023, which represents a decrease of $3.9 million, or 69.9%. The Company’s return on average assets was 0.21% for the six months ended June 30, 2024, compared to 0.68% for the six months ended June 30, 2023. The Company’s return on average equity was 1.48% for the six months ended June 30, 2024, compared to 5.26% for the six months ended June 30, 2023.

Net Interest and Dividend Income. Net interest and dividend income was $24.4 million for the six months ended June 30, 2024, a decrease of $6.3 million, or 20.4%, compared to the six months ended June 30, 2023. The net interest margin was 3.33% for the six months ended June 30, 2024, compared to 3.99% for the six months ended June 30, 2023. The decreases in net interest income and margin for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, were primarily due to funding costs, highlighting the challenges of operating in a persistent rate-driven, highly-competitive deposit market.

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

	For the Six Months Ended
	June 30, 2024			June 30, 2023
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,325,955	$40,380	6.09%	$1,369,172	$39,658	5.79%
Short-term investments	112,971	3,047	5.39%	139,189	3,361	4.83%
Debt securities available-for-sale	27,859	411	2.95%	28,501	389	2.73%
Federal Home Loan Bank stock	1,824	69	7.57%	2,445	95	7.77%
Total interest-earning assets	1,468,609	43,907	5.98%	1,539,307	43,503	5.65%
Noninterest earning assets	101,639			108,385
Total assets	$1,570,248			$1,647,692
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$229,746	$3,607	3.14%	$146,061	$519	0.71%
Money market accounts	455,724	8,737	3.83%	413,765	6,463	3.12%
NOW accounts	76,284	408	1.07%	121,466	348	0.57%
Certificates of deposit	240,989	6,195	5.14%	207,870	4,241	4.08%
Total interest-bearing deposits	1,002,743	18,947	3.78%	889,162	11,571	2.60%
Borrowings
Short-term borrowings	14,811	459	6.20%	43,857	1,054	4.81%
Long-term borrowings	9,658	62	1.28%	17,222	160	1.86%
Total borrowings	24,469	521	4.26%	61,079	1,214	3.98%
Total interest-bearing liabilities	1,027,212	19,468	3.79%	950,241	12,785	2.69%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	306,215			465,958
Other noninterest-bearing liabilities	11,280			19,921
Total liabilities	1,344,707			1,436,120
Total equity	225,541			211,572
Total liabilities and equity	$1,570,248			$1,647,692
Net interest income		$24,439			$30,718
Interest rate spread (2)			2.19%			2.96%
Net interest-earning assets (3)	$441,397			$589,066
Net interest margin (4)			3.33%			3.99%
Average interest-earning assets to interest-bearing liabilities	142.97%			161.99%

(1)	Interest earned/paid on loans includes $1.4 million and $2.1 million in loan fee income for the six months ended June 30, 2024 and 2023, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	For the Six Months Ended June 30, 2024
	Compared to the Six Months Ended June 30, 2023
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$1,998	$(1,276)	$722
Short-term investments	365	(679)	(314)
Debt securities available-for-sale	31	(9)	22
Federal Home Loan Bank stock	(2)	(24)	(26)
Total interest-earning assets	2,392	(1,988)	404
Interest-bearing liabilities:
Savings accounts	2,645	443	3,088
Money Market accounts	1,573	701	2,274
NOW accounts	223	(163)	60
Certificates of deposit	1,212	742	1,954
Total interest-bearing deposits	5,653	1,723	7,376
Borrowings
Short-term borrowings	244	(839)	(595)
Long-term borrowings	(40)	(58)	(98)
Total borrowings	204	(897)	(693)
Total interest-bearing liabilities	5,857	826	6,683
Change in net interest income	$(3,465)	$(2,814)	$(6,279)

Interest and Dividend Income. Total interest and dividend income was $43.9 million for the six months ended June 30, 2024, an increase of $404,000, or 0.9%, from $43.5 million for the six months ended June 30, 2023. The Company's yield on interest-earning assets was 5.98% for the six months ended June 30, 2024, an increase of 33 basis points from the six months ended June 30, 2023. The Bank continues to produce a high-yielding loan portfolio, at 6.09% for the six months ended June 30, 2024, an increase of 30 basis points from the six months ended June 30, 2023.

Interest Expense. Total interest expense increased $6.7 million, or 52.3%, to $19.5 million for the six months ended June 30, 2024, compared to $12.8 million for the six months ended June 30, 2023. Interest expense on deposits was $18.9 million for the six months ended June 30, 2024, an increase of $7.3 million, or 63.7%, from $11.6 million for the six months ended June 30, 2023. This increase was primarily driven by an increase in average interest-bearing deposits of $113.6 million, or 12.8%, and an increase in the cost of average interest-bearing deposits of 118 basis points, to 3.78%. For the six months ended June 30, 2024, interest expense on borrowings decreased $693,000, or 57.1%, primarily due to a decrease in average total borrowings of $36.6 million, or 59.9%, partially offset by an increase in the cost of average total borrowings of 28 basis points, to 4.26%. The Company's total cost of interest-bearing liabilities was 3.79% for the six months ended June 30, 2024, which is an increase of 110 basis points, from 2.69% for the six months ended June 30, 2023.

Provision for Credit Losses. For the six months ended June 30, 2024, the Company recognized a provision for credit losses of $877,000, compared to $712,000 for the six months ended June 30, 2023. The provision recognized for the six months ended June 30, 2024 was primarily driven by the $7.1 million individually analyzed reserve in the enterprise value portfolio, partially offset by the first quarter payoff of an enterprise value loan that resulted in the elimination of $1.1 million in related reserves, a settlement with a digital asset lending customer which resulted in a $3.8 million reduction in related reserves and reductions in the general allowance due primarily to decreases in the enterprise value and commercial portfolios which each carry a higher rate of reserve than other segments of the portfolio.

Noninterest Income. Noninterest income was $2.9 million for the six months ended June 30, 2024, compared to $3.6 million for the six months ended June 30, 2023. The decrease of $770,000, or 21.1%, from the six months ended June 30, 2023 was primarily due to decreases in fee income generated by product offerings to which the Bank has significantly reduced its exposure or has discontinued.

Noninterest Expense. Noninterest expense was $24.3 million for the six months ended June 30, 2024, a decrease of $1.6 million, or 6.3%, from $26.0 million for the six months ended June 30, 2023 primarily due to a decrease in salaries and employee benefits of $1.2 million, or 7.3%. The reduction in salary and benefits was primarily due to the realization of savings resulting from a reduction in force in the second half of 2023. The Bank also realized significant reductions in costs associated with marketing, insurance and other expenses.

Income Tax Expense. The Company recorded a provision for income taxes of $439,000 for the six months ended June 30, 2024, reflecting an effective tax rate of 20.8%, compared to $2.1 million, or an effective tax rate of 27.7% for the six months ended June 30, 2023. The lower effective tax rate for the six months ended June 30, 2024 was due to fluctuations in pre-tax income.

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

The following table presents the estimated changes in net interest income of the Company that would result from changes in market interest rates over the twelve-month period beginning June 30, 2024:

	At
	June 30,
	2024
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
300	$48,505	(8.70)%
200	50,084	(5.70)%
100	51,624	(2.80)%
0	53,102	—
(100)	53,577	0.90%
(200)	53,704	1.10%
(300)	53,402	0.60%

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

The following table presents the estimated changes in EVE of the Company that would result from changes in market interest rates as of June 30, 2024:

	At
	June 30,
	2024
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
300	$241,011	(10.60)%
200	249,235	(7.50)%
100	259,710	(3.60)%
0	269,510	—
(100)	272,300	1.00%
(200)	271,063	0.60%
(300)	263,956	(2.10)%

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, borrowings, and loan repayments and maturities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and sales of securities are greatly influenced by general interest rates, economic conditions and competition.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2024, cash and cash equivalents totaled $171.6 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.3 million at June 30, 2024. Warehouse loans that have a short-term duration, which totaled $208.4 million as of June 30, 2024, also provide additional sources of liquidity.

At June 30, 2024, we had a borrowing capacity of $142.6 million with the Federal Home Loan Bank of Boston, of which $130.0 million in overnight advances and $9.6 million in advances with original maturities greater than one year were outstanding. At June 30, 2024, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $322.8 million, of which $8.0 million in overnight advances were outstanding.

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

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At June 30, 2024 and December 31, 2023, we had $18.0 million and $8.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at June 30, 2024 and December 31, 2023, we had $159.4 million and $178.2 million in unadvanced funds to borrowers, respectively. We also had $1.6 million and $1.7 million in outstanding letters of credit at June 30, 2024 and December 31, 2023, respectively.

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

BankProv is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks and the FDIC. At June 30, 2024, BankProv exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 – Regulatory Capital of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Market Risk”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Articles of Incorporation of Provident Bancorp, Inc. (1)
3.2	Bylaws of Provident Bancorp, Inc. (1)
3.3	Amendment to Bylaws of Provident Bancorp, Inc. (2)
3.4	Amendment to Bylaws of Provident Bancorp, Inc. (3)
10.1	Amendment to Standstill Agreement by and among Provident Bancorp, Inc., Stillwell Activist Fund, L.P., Stillwell Activist Investments, L.P., Stillwell Partners, L.P., Stillwell Valve LLC., Joseph Stillwell and Dennis Pollack, dated as of May 21, 2024 (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in exhibit 101).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-39090), filed with the Securities and Exchange Commission on March 29, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-39090), filed with the Securities and Exchange Commission on January 26, 2024.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-39090), filed with the Securities and Exchange Commission on May 22, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: August 8, 2024	/s/ Joseph B. Reilly
Joseph B. Reilly
President and Chief Executive Officer

Date: August 8, 2024	/s/ Kenneth R. Fisher
Kenneth R. Fisher
Executive Vice President and Chief Financial Officer