Form 10-Q
period 2024-09-30
Provident Bancorp, Inc. /MD/
filed 2024-11-13
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, there were 17,730,043 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.         Financial Information

Item 1.         Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At September 30, 2024	At December 31, 2023
(Dollars in thousands)	(unaudited)
Assets
Cash and due from banks	$29,555	$22,200
Short-term investments	109,110	198,132
Cash and cash equivalents	138,665	220,332
Debt securities available-for-sale (at fair value)	27,426	28,571
Federal Home Loan Bank stock, at cost	3,619	4,056
Total Loans	1,408,592	1,342,729
Allowance for credit losses on loans	(21,923)	(21,571)
Net loans	1,386,669	1,321,158
Bank owned life insurance	45,683	44,735
Premises and equipment, net	10,343	12,986
Accrued interest receivable	5,247	6,090
Right-of-use assets	3,467	3,780
Deferred tax asset, net	14,805	14,461
Other assets	12,280	14,140
Total assets	$1,648,204	$1,670,309
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$318,475	$308,769
Interest-bearing	970,020	1,022,453
Total deposits	1,288,495	1,331,222
Borrowings:
Short-term borrowings	115,000	95,000
Long-term borrowings	9,597	9,697
Total borrowings	124,597	104,697
Operating lease liabilities	3,891	4,171
Other liabilities	5,063	8,317
Total liabilities	1,422,046	1,448,407
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,730,843 and 17,677,479 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	177	177
Additional paid-in capital	125,056	124,129
Retained earnings	108,679	106,285
Accumulated other comprehensive loss	(1,101)	(1,496)
Unearned compensation - ESOP	(6,653)	(7,193)
Total shareholders' equity	226,158	221,902
Total liabilities and shareholders' equity	$1,648,204	$1,670,309

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$21,257	$19,811	$61,637	$59,469
Interest and dividends on debt securities available-for-sale	240	233	720	717
Interest on short-term investments	932	3,184	3,979	6,545
Total interest and dividend income	22,429	23,228	66,336	66,731
Interest expense:
Interest on deposits	9,068	9,113	28,015	20,684
Interest on short-term borrowings	916	196	1,375	1,250
Interest on long-term borrowings	36	31	98	191
Total interest expense	10,020	9,340	29,488	22,125
Net interest and dividend income	12,409	13,888	36,848	44,606
Credit loss expense (benefit) - loans	1,666	(105)	2,590	2,090
Credit loss expense (benefit) - off-balance sheet credit exposures	27	(51)	(20)	(1,534)
Total credit loss expense (benefit)	1,693	(156)	2,570	556
Net interest and dividend income after credit loss expense (benefit)	10,716	14,044	34,278	44,050
Noninterest income:
Customer service fees on deposit accounts	813	903	2,152	2,651
Service charges and fees - other	486	511	1,144	1,489
Bank owned life insurance income	327	284	948	822
Other income	82	67	343	452
Total noninterest income	1,708	1,765	4,587	5,414
Noninterest expense:
Salaries and employee benefits	7,267	7,776	22,705	24,429
Occupancy expense	452	429	1,302	1,271
Equipment expense	159	148	471	443
Deposit insurance	334	500	988	1,146
Data processing	416	378	1,231	1,113
Marketing expense	57	203	151	447
Professional fees	800	1,034	3,098	3,356
Directors' compensation	233	178	584	542
Software depreciation and implementation	614	509	1,741	1,409
Insurance expense	303	451	907	1,353
Service fees	405	272	881	789
Other	536	837	1,846	2,379
Total noninterest expense	11,576	12,715	35,905	38,677
Income before income tax expense	848	3,094	2,960	10,787
Income tax expense	132	628	571	2,757
Net income	$716	$2,466	$2,389	$8,030
Earnings per share:
Basic	$0.04	$0.15	$0.14	$0.48
Diluted	0.04	$0.15	$0.14	$0.48
Weighted Average Shares:
Basic	16,748,404	16,604,886	16,708,363	16,568,331
Diluted	16,811,614	16,648,657	16,754,858	16,569,526

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In thousands)
Net income	$716	$2,466	$2,389	$8,030
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on debt securities available-for-sale	696	(644)	514	(244)
Unrealized gain (loss)	696	(644)	514	(244)
Income tax effect	(160)	142	(119)	51
Total other comprehensive income (loss)	536	(502)	395	(193)
Comprehensive income	$1,252	$1,964	$2,784	$7,837

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended September 30, 2024 and 2023
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, June 30, 2024	17,667,327	$177	$124,665	$107,963	$(1,637)	$(6,833)	$224,335
Net income	—	—	—	716	—	—	716
Dividends forfeited	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	536	—	536
Stock-based compensation expense, net of forfeitures	—	—	345	—	—	—	345
Restricted stock award grants, net	63,516	—	(14)	—	—	—	(14)
ESOP shares earned	—	—	60	—	—	180	240
Balance, September 30, 2024	17,730,843	$177	$125,056	$108,679	$(1,101)	$(6,653)	$226,158

Balance, June 30, 2023	17,684,720	$177	$123,444	$100,894	$(1,891)	$(7,552)	$215,072
Net income	—	—	—	2,466	—	—	2,466
Dividends forfeited	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	(502)	—	(502)
Stock-based compensation expense, net of forfeitures	—	—	329	—	—	—	329
Restricted stock award grants, net	(3,804)	—	(8)	—	—	—	(8)
Stock options exercised, net	1,000	—	9	—	—	—	9
ESOP shares earned	—	—	34	—	—	179	213
Balance, September 30, 2023	17,681,916	$177	$123,808	$103,361	$(2,393)	$(7,373)	$217,580

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	For the nine months ended September 30, 2024 and 2023
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, December 31, 2023	17,677,479	$177	$124,129	$106,285	$(1,496)	$(7,193)	$221,902
Net income	—	—	—	2,389	—	—	2,389
Dividends forfeited	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	395	—	395
Stock-based compensation expense, net of forfeitures	—	—	868	—	—	—	868
Restricted stock award grants, net	40,449	—	(56)	—	—	—	(56)
Stock options exercised, net	12,915	—	(18)	—	—	—	(18)
ESOP shares earned	—	—	133	—	—	540	673
Balance, September 30, 2024	17,730,843	$177	$125,056	$108,679	$(1,101)	$(6,653)	$226,158

Balance, December 31, 2022	17,669,698	$177	$122,847	$94,630	$(2,200)	$(7,912)	$207,542
Cumulative effect of change in accounting principle	—	—	—	696	—	—	696
Balance at January 1, 2023 (as adjusted for change in accounting principal)	17,669,698	177	122,847	95,326	(2,200)	(7,912)	208,238
Net income	—	—	—	8,030	—	—	8,030
Dividends forfeited	—	—	—	5	—	—	5
Other comprehensive loss	—	—	—	—	(193)	—	(193)
Stock-based compensation expense, net of forfeitures	—	—	981	—	—	—	981
Restricted stock award grants, net	3,435	—	(31)	—	—	—	(31)
Stock options exercised, net	8,783	—	(18)	—	—	—	(18)
ESOP shares earned	—	—	29	—	—	539	568
Balance, September 30, 2023	17,681,916	$177	$123,808	$103,361	$(2,393)	$(7,373)	$217,580

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$2,389	$8,030
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	94	119
ESOP expense	673	568
Change in deferred loan fees, net	(701)	(1,273)
Provision for credit losses	2,570	556
Depreciation and amortization	839	816
Net gain on other repossessed assets	—	(145)
Decrease in accrued interest receivable	843	1,012
Deferred tax (benefit) expense	(464)	995
Share-based compensation expense	868	981
Bank-owned life insurance income	(948)	(822)
Principal repayments of operating lease obligations	(82)	(83)
Net decrease in other assets	4,116	271
Net decrease in other liabilities	(3,234)	(11,049)
Net cash provided by operating activities	6,963	(24)

Cash flows from investing activities:
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	1,565	2,058
Redemption of Federal Home Loan Bank stock	437	659
Loan originations net of principal collections	(67,399)	104,153
Proceeds from other repossessed asset sales	—	6,196
Additions to premises and equipment	(337)	(302)
Net cash (used in) provided by investing activities	(65,734)	112,764

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing accounts	9,706	(134,738)
Net (decrease) increase in interest-bearing accounts	(52,433)	344,881
Net cash dividends forfeited on common stock	5	5
Payments from exercise of stock options, net	(18)	(18)
Net change in short-term borrowings	20,000	(28,500)
Repayments on long-term borrowings	(100)	(8,599)
Shares surrendered related to tax withholdings on restricted stock awards	(56)	(31)
Net cash (used in) provided by financing activities	(22,896)	173,000
Net (decrease) increase in cash and cash equivalents	(81,667)	285,740
Cash and cash equivalents at beginning of period	220,332	80,629
Cash and cash equivalents at end of period	138,665	366,369

Supplemental disclosures:
Interest paid	29,637	22,071
Income taxes paid	294	161
Transfer of premises and equipment held for sale to other assets	2,256	—
Reduction to right-of-use assets and related operating lease liability due to renegotiated lease terms	198	—

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc. (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended  September 30, 2024 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary BankProv (the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation, and 5 Market Street Security Corporation. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account.

(2)    Corporate Structure

The Company is a Maryland corporation whose primary purpose is to act as the holding company for the Bank. The Bank, headquartered in Amesbury, Massachusetts, operates its business from its main office in Amesbury, Massachusetts, as well as two branch offices in the Northeastern Massachusetts area, three branch offices in Southeastern New Hampshire and one branch located in Bedford, New Hampshire. The Bank also has a loan production office in Ponte Vedra, Florida. BankProv is a Massachusetts-chartered stock savings bank that offers both traditional and innovative banking solutions to its consumer and commercial customers. The Bank’s primary deposit products are checking, savings, and term certificate accounts and its primary lending products are commercial real estate, commercial, and mortgage warehouse loans.

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

The Company believes it is well insulated on these issues due to the following considerations:

●	The Bank’s deposit and loan portfolios were and continue to be well-diversified;
●	The Bank is a member of the Depositors Insurance Fund, a private industry-sponsored insurance fund that insures all deposits above Federal Deposit Insurance Corporation limits;
●

We have access to multiple funding sources and sufficient capacity to borrow, if needed. As of  September 30, 2024, between the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston’s ("the FRB") borrower-in-custody (“BIC”) program, we had the ability to borrow $400.4 million, of which $124.6 million was outstanding as of that date; and

●

Our securities portfolio represented 1.7% of total assets as of  September 30, 2024 and the accumulated other comprehensive loss on the portfolio was $1.1 million, or 0.5% of shareholders’ equity as of that date. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Based on our ability to borrow, cash position and low deposit outflows there is no expected reliance on security sales to meet operational needs.

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

In November 2023, the Financial Accounting Standards Board issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve a public entity’s disclosures surrounding reportable segments. ASU 2023-07 requires public entities to: disclose significant segment expenses, on an annual and interim basis, that are provided to the chief operating decision maker (“CODM”), disclose an amount for other segment items by reportable segment including a description of its composition, disclose all annual disclosures currently required by Topic 280 in interim periods, and disclose the title and position of the CODM. The amendments in ASU 2023-07 are applicable to companies with a single reportable segment. The amended disclosures from ASU 2023-07 will be incorporated in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2024.

(5)    Debt Securities

Debt securities are classified as available-for-sale when they might be sold before maturity. Debt securities available-for-sale are valued at fair value, with unrealized holding gains and losses reported in other comprehensive (loss) income, net of tax.

The following table summarizes the amortized cost, allowance for credit losses, and fair value of debt securities available-for-sale at September 30, 2024 and  December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized	Gross	Gross	Allowance
	Cost	Unrealized	Unrealized	for Credit	Fair
(In thousands)	Basis	Gains	Losses	Losses	Value
September 30, 2024
State and municipal securities	$11,703	$6	$399	$—	$11,310
Asset-backed securities	8,046	46	545	—	7,547
Government mortgage-backed securities	9,101	—	532	—	8,569
Total debt securities available-for-sale	$28,850	$52	$1,476	$—	$27,426

December 31, 2023
State and municipal securities	$11,785	$14	$399	$—	$11,400
Asset-backed securities	8,319	—	784	—	7,535
Government mortgage-backed securities	10,405	—	769	—	9,636
Total debt securities available-for-sale	$30,509	$14	$1,952	$—	$28,571

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

There were no realized gains or losses on sales and calls of securities during the nine months ended September 30, 2024 or September 30, 2023.

Securities with carrying amounts of $7.2 million and $8.1 million were pledged to secure available borrowings with the Federal Home Loan Bank at September 30, 2024 and December 31, 2023, respectively.

The scheduled maturities of debt securities at September 30, 2024 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year	$547	$546
Due after one year through five years	599	601
Due after five years through ten years	1,423	1,421
Due after ten years	9,134	8,742
Government mortgage-backed securities	9,101	8,569
Asset-backed securities	8,046	7,547
	$28,850	$27,426

At the time a debt security is placed on non-accrual status, generally when any principal or interest payments become 90 days or more delinquent or if full collection of interest or principal becomes uncertain, interest accrued but not received is reversed against interest income. There were no debt securities on non-accrual status and therefore there was no accrued interest related to debt securities reversed against interest income during the nine months ended September 30, 2024 or September 30, 2023.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at September 30, 2024 and December 31, 2023:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2024
Temporarily impaired securities:
State and municipal securities	$1,301	$5	$6,444	$394	$7,745	$399
Asset-backed securities	—	—	5,743	545	5,743	545
Government mortgage-backed securities	50	1	8,519	531	8,569	532
Total temporarily impaired debt securities	$1,351	$6	$20,706	$1,470	$22,057	$1,476

December 31, 2023
Temporarily impaired securities:
State and municipal	$—	$—	$7,269	$399	$7,269	$399
Asset-backed securities	1,802	16	5,733	768	7,535	784
Government mortgage-backed securities	—	—	9,574	769	9,574	769
Total temporarily impaired debt securities	$1,802	$16	$22,576	$1,936	$24,378	$1,952

The Company expects to recover its amortized cost basis on all debt securities. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell these securities in an unrealized loss position as of September 30, 2024, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’ strong capital and liquidity positions as well as its historically low portfolio turnover.

As a result of the analysis below, by investment type, we determined that no allowance for credit loss for investment securities was required as of September 30, 2024.

State and municipal securities: At September 30, 2024, 12 of the 19 securities in the Company’s portfolio of state and municipal securities were in unrealized loss positions. Aggregate unrealized losses represented 4.9% of the amortized cost of state and municipal securities in unrealized loss positions. The Company continually monitors the state and municipal securities sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the securities in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying downgrades during the quarter. All securities are performing.

Asset-backed securities: At September 30, 2024, four of the five securities in the Company’s portfolio of asset-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 8.7% of the amortized cost of asset-backed securities in unrealized loss positions. The U.S. Small Business Administration guarantees the contractual cash flows of all of the Company’s asset-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Government mortgage-backed securities: At September 30, 2024, all 29 of the securities in the Company’s portfolio of government mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 5.9% of the amortized cost of government mortgage-backed securities in unrealized loss positions. The Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

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

Accrued interest receivable on available-for-sale debt securities totaled $164,000 and $192,000 at  September 30, 2024 and December 31, 2023, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets and was excluded from the estimate of credit losses.

(6)    Loans and Allowance for Credit Losses for Loans

Loans:

A summary of loans is as follows:

	At	At
	September 30,	December 31,
	2024	2023
(In thousands)	Amount	Amount
Commercial real estate	$549,029	$468,928
Construction and land development	41,401	77,851
Residential real estate	6,517	7,169
Mortgage warehouse	292,866	166,567
Commercial	170,514	176,124
Enterprise value	348,171	433,633
Digital asset	—	12,289
Consumer	94	168
Total loans	1,408,592	1,342,729
Allowance for credit losses on loans	(21,923)	(21,571)
Net loans	$1,386,669	$1,321,158

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses for loans. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Accrued interest receivable on loans totaled $5.1 million and $5.9 million at  September 30, 2024 and December 31, 2023, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using either the level-yield or straight-line method without anticipating prepayments.

At the time a loan is placed on non-accrual status, generally at 90 days past due, or earlier if collection of principal or interest is considered doubtful, all interest accrued but not received is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for a return to accrual status. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Residential real estate: All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will effect the credit quality in this segment. We no longer originate residential real estate loans, and previously we did not typically originate loans with a loan-to-value ratio greater than 80% or grant subprime loans. Loans with loan to value ratios greater than 80% required the purchase of private mortgage insurance.

Mortgage warehouse: Loans in this segment are primarily facility lines to non-bank mortgage origination companies. The underlying collateral of these loans are residential real estate loans. Loans are originated by the mortgage companies for sale into secondary markets, which is typically within 15 days of the loan closing. The primary source of repayment is the cash flows upon the sale of the loans. The credit risk associated with this type of lending is the risk that the mortgage companies are unable to sell the loans.

Commercial: Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, can have an effect on the credit quality in this segment.

Enterprise value: Loans in this segment are made to small- and medium-size businesses in a senior secure position and are generally secured by the enterprise value of the business. The enterprise value consists of the going concern value of the business and takes into account the value of business assets (both tangible and intangible). Repayment is expected from the cash flows of the business. Economic and industry specific conditions can effect the credit quality of this segment.

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

Management estimates the ACLL balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Generally, management considers its forecasts to be reasonable and supportable for a period of up to four quarters and then utilizes a four-quarter straight-line reversion period. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as portfolio mix, delinquency levels, or term as well as for changes in economic conditions, such as changes in unemployment rates, property values, gross domestic product (“GDP”), home pricing index (“HPI”), or other relevant factors. Incorporated in the estimate for the ACLL is consideration of qualitative factors, which include the following for all loan pools:

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

The following table presents the activity in the allowance for credit losses for loans by portfolio segment for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Commercial real estate	Construction and land development	Residential real estate	Mortgage warehouse	Commercial	Enterprise value	Digital asset	Consumer	Total
Balance at June 30, 2024	$4,843	$272	$69	$65	$1,976	$13,115	$—	$1	$20,341
Charge-offs	—	—	—	—	(96)	—	—	(8)	(104)
Recoveries	—	—	—	—	18	—	—	2	20
Provision (credit)	430	(154)	—	9	436	939	—	6	1,666
Balance at September 30, 2024	$5,273	$118	$69	$74	$2,334	$14,054	$—	$1	$21,923

Balance at June 30, 2023	$4,069	$521	$55	$44	$2,377	$9,694	$7,219	$2	$23,981
Charge-offs	(1)	—	—	—	(1)	(5)	—	(7)	(14)
Recoveries	—	—	5	—	150	4	—	2	161
(Credit) provision	(93)	(22)	(6)	—	(239)	248	—	7	(105)
Balance at September 30, 2023	$3,975	$499	$54	$44	$2,287	$9,941	$7,219	$4	$24,023

(In thousands)	Commercial real estate	Construction and land development	Residential real estate	Mortgage warehouse	Commercial	Enterprise value	Digital asset	Consumer	Total
Balance at December 31, 2023	$4,471	$407	$75	$42	$2,493	$8,166	$5,915	$2	$21,571
Charge-offs	—	—	—	—	(101)	—	(2,124)	(37)	(2,262)
Recoveries	—	—	2	—	18	—	—	4	24
Provision (credit)	802	(289)	(8)	32	(76)	5,888	(3,791)	32	2,590
Balance at September 30, 2024	$5,273	$118	$69	$74	$2,334	$14,054	$—	$1	$21,923

Balance at December 31, 2022	$5,062	$909	$43	$213	$3,582	$7,712	$10,493	$55	$28,069
Impact of adopting ASC 326	(745)	(513)	18	(159)	(711)	(270)	(157)	(51)	(2,588)
Charge-offs	(1)	—	—	—	(168)	(3,566)	—	(36)	(3,771)
Recoveries	—	—	5	—	160	49	—	9	223
(Credit) provision	(341)	103	(12)	(10)	(576)	6,016	(3,117)	27	2,090
Balance at September 30, 2023	$3,975	$499	$54	$44	$2,287	$9,941	$7,219	$4	$24,023

The following table presents loan delinquencies by portfolio segment at September 30, 2024 and December 31, 2023:

			90 Days	Total
	30 - 59	60 - 89	or More	Past	Total	Total
(In thousands)	Days	Days	Past Due	Due	Current	Loans
September 30, 2024
Commercial real estate	$340	$—	$—	$340	$548,689	$549,029
Construction and land development	—	16,212	—	16,212	25,189	41,401
Residential real estate	248	—	210	458	6,059	6,517
Mortgage warehouse	—	—	—	—	292,866	292,866
Commercial	47	—	1,506	1,553	168,961	170,514
Enterprise value	—	—	—	—	348,171	348,171
Consumer	—	—	2	2	92	94
Total	$635	$16,212	$1,718	$18,565	$1,390,027	$1,408,592

December 31, 2023
Commercial real estate	$18,226	$—	$—	$18,226	$450,702	$468,928
Construction and land development	—	—	—	—	77,851	77,851
Residential real estate	—	—	236	236	6,933	7,169
Mortgage warehouse	—	—	—	—	166,567	166,567
Commercial	5	100	1,813	1,918	174,206	176,124
Enterprise value	3,348	—	—	3,348	430,285	433,633
Digital asset	—	—	—	—	12,289	12,289
Consumer	2	3	4	9	159	168
Total	$21,581	$103	$2,053	$23,737	$1,318,992	$1,342,729

The following table presents the amortized cost basis of loans on non-accrual and loans past due over 89 days but still accruing as of September 30, 2024 and December 31, 2023:

	Non-accrual		90 Days
	With No		or More
	Allowance	Non-accrual	Past Due
(In thousands)	for Credit Loss	Loans	and Accruing
September 30, 2024
Commercial real estate	$58	$58	$—
Construction and land development	16,212	16,212	—
Residential real estate	—	347	—
Commercial	1,553	1,553	—
Enterprise value	1,408	18,990	—
Consumer	—	1	—
Total	$19,231	$37,161	$—

December 31, 2023
Residential real estate	—	376	—
Commercial	1,857	1,857	—
Enterprise value	—	1,991	—
Digital asset	—	12,289	—
Consumer	—	4	—
Total	$1,857	$16,517	$—

There were no construction and land development loans that were on non-accrual status as of December 31, 2023.

The Company did not recognize interest income on non-accrual loans during the nine months ended September 30, 2024 or 2023.

The following tables present the amortized cost basis of collateral-dependent loans by class as of September 30, 2024 and  December 31, 2023:

	Commercial		Business
	Real	Business	Enterprise
(In thousands)	Estate	Assets	Value
September 30, 2024
Commercial real estate	$19,721	$—	$—
Construction and land development	16,212	—	—
Commercial	—	1,553	—
Enterprise value	—	—	22,729
Total	$35,933	$1,553	$22,729

December 31, 2023
Commercial real estate	$19,693	$—	$—
Commercial	—	1,652	—
Enterprise value	—	1,991	—
Digital asset (1)	—	12,289	—
Total	$19,693	$15,932	$—

(1)	Business assets include the United States dollar value of Bitcoin held in control accounts, an interest in a joint venture partnership, as well as cash accounts held at the Bank.

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

The following table presents the amortized cost basis of loans at September 30, 2024 that were both experiencing financial difficulty and modified during the three months ended September 30, 2024 by class and by type of modification. There were no loans that were both experiencing financial difficulty and modified during the three months ended September 30, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable $	Total Class of Financing Receivable %
September 30, 2024
Commercial real estate	$—	$1,434	$18,229	$19,663	3.58%
Enterprise value	24,716	—	—	24,716	7.10
Total	$24,716	$1,434	$18,229	$44,379	3.15%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended  September 30, 2024:

	Weighted-Average Other-Than-Insignificant Payment Delay	Weighted-Average Term Extension	Weighted-Average Term Extension and Interest Rate Reduction
	Months	Months	Months	Percentage points
September 30, 2024
Commercial real estate	—	64.00	130.00	0.50%
Enterprise value	4.58	—	—	—

The following table presents the amortized cost basis of loans at September 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2024 and 2023, respectively, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Combination Term Extension and Other-Than-Insignificant Payment Delay	Combination Term Extension and Interest Rate Reduction	Combination Term Extension, Other-Than-Insignificant Payment Delay, and Interest Rate Reduction	Total Class of Financing Receivable $	Total Class of Financing Receivable %
September 30, 2024
Commercial real estate	$312	$—	$1,434	$—	$18,229	$19,975	3.64%
Commercial	1,450	—	—	—	—	1,450	0.85
Enterprise value	28,654	964	—	—	—	29,618	8.51
Total	$30,416	$964	$1,434	$—	$18,229	$51,043	3.62%

September 30, 2023
Commercial	$—	$—	$—	$20	$—	$20	0.01%
Enterprise value	20,950	—	—	—	—	20,950	4.84
Digital asset	—	15,247	—	—	—	15,247	100.00
Total	$20,950	$15,247	$—	$20	$—	$36,217	2.71%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 and 2023:

	Weighted-Average Other-Than-Insignificant Payment Delay	Weighted-Average Term Extension	Weighted-Average Term Extension and Other-Than-Insignificant Payment Delay		Weighted-Average Term Extension and Interest Rate Reduction		Weighted-Average Term Extension, Other-Than-Insignificant Payment Delay, and Interest Rate Reduction
	Months	Months	Months	Months	Months	Percentage Points	Months	Months	Percentage Points
September 30, 2024
Commercial real estate	3.00	—	64.00	9.00	—	—%	139.00	9.00	0.50%
Commercial	3.00	—	—	—	—	—	—	—	—
Enterprise value	6.95	3.00	—	—	—	—	—	—	—

September 30, 2023
Commercial	—	—	—	—	4.00	3.25%	—	—	—%
Enterprise value	5.31	—	—	—	—	—	—	—	—
Digital asset	—	3.00	—	—	—	—	—	—	—

The Company has not committed to lend any additional funds to borrowers experiencing financial difficulty whose loans had been modified during the nine months ended September 30, 2024. The Company had committed to lend $155,000 based on fund availability through a then existing line of credit to a borrower experiencing financial difficulty whose loan had been modified during the nine months ended September 30, 2023.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of  September 30, 2024 and 2023, there were no amounts past due or subsequent defaults related to loans modified to borrowers experiencing financial difficulty within the preceding 12 months.

Credit Quality Information

The Company utilizes a seven-grade internal loan risk rating system for commercial real estate, construction and land development, commercial, and enterprise value loans as follows:

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and land development, commercial, and enterprise value loans.

On an annual basis, or more often if needed, the Company completes a credit recertification on all mortgage warehouse originators.

For residential real estate loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and rates such loans as pass. Ongoing monitoring is based upon the borrower’s payment activity.

Consumer loans are not formally rated.

Based on the most recent analysis performed, the risk category of loans by class of loans and their corresponding gross write-offs for the nine months ended September 30, 2024 is as follows:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial real estate
Pass	$69,576	$35,113	$75,255	$119,593	$24,084	$173,472	$19,080	$143	$516,316
Special mention	—	—	—	—	—	9,102	—	—	9,102
Substandard	—	—	—	—	1,024	22,587	—	—	23,611
Total commercial real estate	69,576	35,113	75,255	119,593	25,108	205,161	19,080	143	549,029
Commercial real estate
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction and land development
Pass	5,074	5,074	10,080	496	—	1,319	3,146	—	25,189
Substandard	—	—	16,212	—	—	—	—	—	16,212
Total construction and land development	5,074	5,074	26,292	496	—	1,319	3,146	—	41,401
Construction and land development
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	—	—	—	—	4	3,786	2,296	92	6,178
Substandard	—	—	—	—	—	273	66	—	339
Total residential real estate	—	—	—	—	4	4,059	2,362	92	6,517
Residential real estate
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Mortgage warehouse
Pass	—	—	—	—	—	—	292,866	—	292,866
Total mortgage warehouse	—	—	—	—	—	—	292,866	—	292,866
Mortgage warehouse
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	4,769	5,305	23,450	52,767	9,285	35,671	32,365	317	163,929
Special mention	—	—	—	—	—	1,161	2,196	—	3,357
Substandard	—	—	—	—	—	3,003	225	—	3,228
Total commercial	4,769	5,305	23,450	52,767	9,285	39,835	34,786	317	170,514
Commercial
Current period gross write-offs	—	—	—	96	—	5	—	—	101
Enterprise Value
Pass	29,732	76,519	64,819	74,111	33,055	13,442	8,981	—	300,659
Special mention	—	—	2,608	5,614	2,006	2,443	515	—	13,186
Substandard	—	—	13,220	5,309	5,040	1,273	8,520	964	34,326
Total enterprise value	29,732	76,519	80,647	85,034	40,101	17,158	18,016	964	348,171
Enterprise value
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Digital asset
Current period gross write-offs	—	—	2,124	—	—	—	—	—	2,124
Consumer
Not formally rated	—	—	—	—	—	39	55	—	94
Total consumer	—	—	—	—	—	39	55	—	94
Consumer
Current period gross write-offs	29	—	—	—	—	8	—	—	37

Total loans	$109,151	$122,011	$205,644	$257,890	$74,498	$267,571	$370,311	$1,516	$1,408,592

Total current period gross write-offs	$29	$—	$2,124	$96	$—	$13	$—	$—	$2,262

The following table presents the risk category of loans by class of loans as of December 31, 2023 and their corresponding gross write-offs for the year then ended:

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial real estate
Pass	$35,966	$50,608	$107,593	$30,236	$59,578	$132,219	$19,617	$—	$435,817
Special mention	—	—	—	—	2,898	3,373	—	—	6,271
Substandard	—	—	—	1,048	4,436	21,356	—	—	26,840
Total commercial real estate	35,966	50,608	107,593	31,284	66,912	156,948	19,617	—	468,928
Commercial real estate
Current period gross write-offs	—	—	1	—	—	—	—	—	1
Construction and land development
Pass	3,701	54,925	17,015	—	—	1,429	781	—	77,851
Total construction and land development	3,701	54,925	17,015	—	—	1,429	781	—	77,851
Construction and land development
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	—	—	—	5	179	3,183	2,579	871	6,817
Substandard	—	—	—	—	—	284	68	—	352
Total residential real estate	—	—	—	5	179	3,467	2,647	871	7,169
Residential real estate
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Mortgage warehouse
Pass	—	—	—	—	—	—	166,567	—	166,567
Total mortgage warehouse	—	—	—	—	—	—	166,567	—	166,567
Mortgage warehouse
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	6,398	14,000	48,922	13,233	16,491	22,483	37,920	28	159,475
Special mention	—	—	—	—	—	9,932	2,674	—	12,606
Substandard	—	—	205	—	1,815	1,798	225	—	4,043
Total commercial	6,398	14,000	49,127	13,233	18,306	34,213	40,819	28	176,124
Commercial
Current period gross write-offs	—	—	—	—	102	67	—	—	169
Enterprise Value
Pass	85,412	97,942	119,126	48,427	23,186	3,346	16,026	—	393,465
Special mention	—	11,768	4,838	2,424	753	3,001	1,619	—	24,403
Substandard	1,991	790	1,464	1,870	1,595	—	8,055	—	15,765
Total enterprise value	87,403	110,500	125,428	52,721	25,534	6,347	25,700	—	433,633
Enterprise value
Current period gross write-offs	—	3,561	—	2	—	1,225	—	—	4,788
Digital asset
Substandard	—	12,289	—	—	—	—	—	—	12,289
Total digital asset	—	12,289	—	—	—	—	—	—	12,289
Digital asset
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Not formally rated	—	—	—	—	—	121	45	2	168
Total consumer	—	—	—	—	—	121	45	2	168
Consumer
Current period gross write-offs	30	—	—	—	—	15	—	—	45

Total loans	$133,468	$242,322	$299,163	$97,243	$110,931	$202,525	$256,176	$901	$1,342,729

Total current period gross write-offs	$30	$3,561	$1	$2	$102	$1,307	$—	$—	$5,003

(7)    Deposits

A summary of deposit balances, by type is as follows:

	At	At
	September 30,	December 31,
(In thousands)	2024	2023
Noninterest-bearing:
Demand	$318,475	$308,769
Interest-bearing:
NOW	92,349	93,812
Regular savings	140,979	231,593
Money market deposits	468,099	456,408
Certificates of deposit:
Certificate accounts of $250,000 or more	61,871	24,680
Certificate accounts less than $250,000	206,722	215,960
Total interest-bearing	970,020	1,022,453
Total deposits	$1,288,495	$1,331,222

At  September 30, 2024 and December 31, 2023, the aggregate amount of brokered certificates of deposit was $149.8 million and $180.0 million, respectively. All the Company’s brokered certificates of deposit are in amounts less than $250,000 as of both periods presented.

(8)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”) and the Federal Reserve Bank of Boston's ("FRB") borrower-in-custody ("BIC") program. Maturities of advances from the FHLB and FRB as of September 30, 2024 are summarized as follows:

(In thousands)
Fiscal Year-End
2024	$80,034
2025	40,136
2026	138
2027	139
2028	141
Thereafter	4,009
Total	$124,597

Borrowings from the FHLB are secured by qualified collateral, consisting primarily of certain commercial real estate loans, qualified mortgage-backed government securities and certain loans with mortgages secured by one- to four-family properties. At September 30, 2024, borrowings from the FHLB consisted of short-term advances of $60.0 million and long-term advances with original maturities more than one year of $9.6 million. The interest rate on short-term advances from the FHLB ranged from 4.24% to 4.78% at  September 30, 2024, with a weighted-average interest rate of 4.50%. The interest rates on FHLB long-term advances ranged from 1.21% to 1.32%, with a weighted average interest rate of 1.26% at  September 30, 2024. At  September 30, 2024, the Company had the ability to borrow $136.8 million from the FHLB, of which $69.6 million was outstanding as of that date.

Borrowings from the FRB BIC program are secured by a Uniform Commercial Code financing statement on qualified collateral, consisting of certain commercial loans. The Company had the ability to borrow $263.6 million from the FRB, of which $55.0 million was outstanding as of  September 30, 2024, comprised of an overnight advance with an interest rate of 5.00%.

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

The following summarizes financial instruments measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2024
State and municipal securities	$11,310	$—	$11,310	$—
Asset-backed securities	7,547	—	7,547	—
Government mortgage-backed securities	8,569	—	8,569	—
Total	$27,426	$—	$27,426	$—

December 31, 2023
State and municipal securities	$11,400	$—	$11,400	$—
Asset-backed securities	7,535	—	7,535	—
Government mortgage-backed securities	9,636	—	9,636	—
Total	$28,571	$—	$28,571	$—

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

The following summarizes assets measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2024
Loans
Enterprise value	$8,779	$—	$—	$8,779
Total	$8,779	$—	$—	$8,779

December 31, 2023
Loans
Enterprise value	$891	$—	$—	$891
Digital asset	6,373	—	—	6,373
Total	$7,264	$—	$—	$7,264

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2024
Loans
Enterprise value	$8,779	Business valuation	Company earnings and market assumptions	0% - 4%

December 31, 2023
Loans
Enterprise value	$891	Business or collateral valuation	Comparable company or collateral evaluations	0% - 26%
Digital asset	6,373	Asset valuation	Comparable asset evaluations	0% - 25%

At September 30, 2024, the contractual balance of enterprise value loans measured at fair value on a nonrecurring basis was $17.7 million, net of reserves of $8.8 million and deferred fees and costs of $126,000. At December 31, 2023, the contractual balance of loans measured at fair value on a nonrecurring basis was $2.0 million, net of reserves of $1.1 million, interest paid to principal of $12,000, and deferred fees and costs of $3,000 for the enterprise value segment and $14.4 million, net of reserves of $5.9 million, interest paid to principal of $2.1 million, and deferred fees and costs of $101,000 for the digital asset segment.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at September 30, 2024 and December 31, 2023:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
September 30, 2024
Financial assets:
Cash and cash equivalents	$138,665	$138,665	$—	$—	$138,665
Available-for-sale debt securities	27,426	—	27,426	—	27,426
Federal Home Loan Bank of Boston stock	3,619	N/A	N/A	N/A	N/A
Loans, net	1,386,669	—	—	1,350,425	1,350,425
Accrued interest receivable	5,247	—	5,247	—	5,247
Assets held for sale	2,256	—	—	2,950	2,950
Financial liabilities:
Deposits	1,288,495	—	1,289,305	—	1,289,305
Borrowings	124,597	—	124,780	—	124,780

December 31, 2023
Financial assets:
Cash and cash equivalents	$220,332	$220,332	$—	$—	$220,332
Available-for-sale debt securities	28,571	—	28,571	—	28,571
Federal Home Loan Bank of Boston stock	4,056	N/A	N/A	N/A	N/A
Loans, net	1,321,158	—	—	1,279,421	1,279,421
Accrued interest receivable	6,090	—	6,090	—	6,090
Financial liabilities:
Deposits	1,331,222	—	1,331,701	—	1,331,701
Borrowings	104,697	—	104,765	—	104,765

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. In order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of September 30, 2024 and December 31, 2023, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Applicable regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. At September 30, 2024, the Bank exceeded the regulatory requirement for the capital conservation buffer.

Federal banking agencies’ regulations establish a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for federal law. As of September 30, 2024, the Bank has not opted into the CBLR framework.

The Bank’s actual capital amounts and ratios at  September 30, 2024 and  December 31, 2023 are summarized as follows:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2024
Total Capital (to Risk Weighted Assets)	$217,431	13.87%	$125,370	>	8.0%	$156,713	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	197,810	12.62	94,028	>	6.0	125,370	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	197,810	12.62	70,521	>	4.5	101,863	>	6.5
Tier 1 Capital (to Average Assets)	197,810	12.63	62,635	>	4.0	78,294	>	5.0

December 31, 2023
Total Capital (to Risk Weighted Assets)	$212,992	14.02%	$121,525	>	8.0%	$151,907	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	193,968	12.77	91,144	>	6.0	121,525	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	193,968	12.77	68,358	>	4.5	98,739	>	6.5
Tier 1 Capital (to Average Assets)	193,968	11.59	66,924	>	4.0	83,655	>	5.0

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid by the Bank in a year, without prior approval of regulatory agencies, to the amount by which net income of the Bank for the year plus the retained net income of the previous two years exceeds any net loss reported in those respective periods. For the nine months ended September 30, 2024, the Bank reported net income of $2.2 million. For the years ended December 31, 2023 and 2022, the Bank reported net income of $10.7 million and a net loss of $21.5 million, respectively. There were no dividends paid during the nine months ended September 30, 2024.

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

Shares held by the ESOP include the following:

	September 30, 2024	December 31, 2023
Allocated	641,288	551,530
Committed to be allocated	67,318	89,758
Unallocated	830,262	897,580
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $9.0 million at September 30, 2024.

Total compensation expense recognized in connection with the ESOP for the three months ended  September 30, 2024 and 2023 was $239,000 and $213,000, respectively. Total compensation expense recognized for the nine months ended September 30, 2024 and 2023 was $673,000 and $568,000, respectively.

(12) Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares, treasury stock, and unvested restricted stock are not deemed outstanding for earnings per share calculations.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share	September 30,	September 30,	September 30,	September 30,
dollar amounts)	2024	2023	2024	2023
Net income attributable to common shareholders	$716	$2,466	$2,389	$8,030

Average number of common shares issued	17,709,847	17,684,143	17,679,624	17,686,334
Less:
Average unallocated ESOP shares	(837,824)	(927,582)	(860,128)	(949,803)
Average unvested restricted stock	(123,619)	(151,675)	(111,133)	(168,200)
Average number of common shares outstanding to calculate basic earnings per common share	16,748,404	16,604,886	16,708,363	16,568,331

Effect of dilutive unvested restricted stock and stock option awards	63,210	43,771	46,495	1,195
Average number of common shares outstanding to calculate diluted earnings per common share	16,811,614	16,648,657	16,754,858	16,569,526

Earnings per common share:
Basic	$0.04	$0.15	$0.14	$0.48
Diluted	$0.04	$0.15	$0.14	$0.48

Stock options for 765,553 and 1,199,154 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2024 and 2023, respectively, because they were anti-dilutive, meaning the exercise price for such options were higher than the average market price for the Company for such period. For the nine months ended September 30, 2024 and 2023, 803,533, and 1,305,805 shares, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive.

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

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

●	Expected volatility is based on historical volatility of the Company’s common stock price;
●	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period;
●	The dividend yield assumption is based on the Company’s expectation of dividend payouts; and
●	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

2024
Vesting period (years)	5
Expiration date (years)	10
Expected volatility	39.30%
Expected life (years)	7.5
Expected dividend yield	0.00%
Risk free interest rate	3.76%
Fair value per option	$4.63

A summary of the status of the Company’s stock options for the nine months ended September 30, 2024 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,188,763	$10.99
Granted	71,000	11.17
Forfeited	(53,850)	12.57
Expired	(78,975)	12.02
Exercised	(124,346)	8.61
Outstanding at September 30, 2024	1,002,592	$11.13	5.97	$703,000
Outstanding and expected to vest at September 30, 2024	1,002,592	$11.13	5.97	$703,000
Vested and Exercisable at September 30, 2024	599,562	$10.94	4.80	$515,000
Unrecognized compensation cost	$1,287,000
Weighted average remaining recognition period (years)	2.81

For the three months ended September 30, 2024 and 2023, expense for the stock options was $163,000. For the nine months ended September 30, 2024 and 2023, expense for the stock options was $424,000 and $483,000, respectively. There were no stock options exercised during the three months ended  September 30, 2024 and 2023. There were 124,346 stock options exercised during the nine months ended September 30, 2024 with an intrinsic value of $144,000 and there were 226,565 stock options exercised during the nine months ended September 30, 2023 with an intrinsic value of $98,000.

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

The following table presents the activity in restricted stock awards under the Equity Plans for the nine months ended September 30, 2024:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2023	145,921	$12.37
Granted	67,920	10.03
Forfeited	(21,540)	12.57
Vested	(20,732)	13.67
Unvested restricted stock awards at September 30, 2024	171,569	$11.26
Unrecognized compensation cost	$1,545,000
Weighted average remaining recognition period (years)	3.12

For the three months ended September 30, 2024 and 2023, expense for the restricted stock awards was $182,000 and $166,000, respectively. For the nine months ended September 30, 2024 and 2023, expense for the restricted stock awards was $444,000 and $498,000, respectively. The tax benefit from restricted awards was $53,000 and $48,000 for the three months ended September 30, 2024 and 2023, respectively. The tax benefit from restricted awards was $130,000 and $149,000 for the nine months ended September 30, 2024 and 2023, respectively. The total fair value of shares vested during the three months ended September 30, 2024 and 2023 was $34,000 and $57,000, respectively. The total fair value of shares vested during the nine months ended September 30, 2024 and 2023 was $197,000 and $178,000, respectively.

(14)    Leases

The Company recognized right-of-use assets (“ROU”) totaling $3.5 million at September 30, 2024 and $3.8 million at  December 31, 2023, and operating lease liabilities totaling $3.9 million and $4.2 million at September 30, 2024 and December 31, 2023, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and are not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed as incurred. For the three months ended  September 30, 2024 and 2023, rent expense for the operating leases totaled $129,000 and $103,000, respectively. For the nine months ended September 30, 2024 and 2023, rent expense, including variable lease components, for the operating leases totaled $302,000 and $260,000, respectively.

The following table presents information regarding the Company’s operating leases:

	September 30,	December 31,
	2024	2023
Weighted-average discount rate	5.81%	3.62%
Range of lease expiration dates (in years)	3 - 11 years	1 - 12 years
Range of lease renewal options (in years)	0 - 30 years	0 - 20 years
Weighted-average remaining lease term (in years)	24.2 years	25.8 years

The following table presents the undiscounted annual lease payments under the terms of the Company’s operating leases at September 30, 2024 and December 31, 2023, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

	September 30,	December 31,
Fiscal Year-End	2024	2023
(In thousands)
2024	$85	$270
2025	346	280
2026	357	291
2027	359	293
2028	272	208
Thereafter	5,760	5,533
Total lease payments	7,179	6,875
Less imputed interest	(3,288)	(2,704)
Total lease liabilities	$3,891	$4,171

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

(16)    Qualified Affordable Housing Project Investments

The Bank invests in qualified affordable housing projects. At  September 30, 2024 and December 31, 2023, the balance of the investment for qualified affordable housing projects was $5.6 million and $6.1 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. Under the proportional amortization method, the Company recognized amortization expense of $178,000 and tax credits of $219,000 for the three months ended September 30, 2024. For the three months ended September 30, 2023, the Company recognized amortization expense of $179,000 and tax credits of $220,000. The Company recognized amortization expense of $534,000 and tax credits of $655,000 for the nine months ended September 30, 2024. The Company recognized amortization expense of $1.6 million and tax credits of $1.9 million for the nine months ended September 30, 2023.

(17)    Assets Held for Sale

After a thorough evaluation of the Bank's current occupancy needs compared to occupancy resources during the quarter ended September 30, 2024, the Bank entered into a preliminary agreement with a third-party for a sale and leaseback transaction, expected to close within one year, related to a large Bank property where the Bank will retain its flagship branch and limited administrative space. Since the current carrying amount of the building is $2.3 million, which is less than the fair market value less costs to sell, the building held for sale has received no fair value adjustments and has been reclassified out of premises and equipment, net and into other assets where it will be held until the sale has closed.

 (18)    Commitments and Contingencies

On October 24, 2024, the Company received a letter from the staff of the Boston Regional Office of the SEC informing the Company that the staff had made a preliminary determination to recommend that the SEC file an action against the Company for violating certain sections of the federal securities laws (the “Wells Notice”). The staff has indicated that the Wells Notice relates to the Company’s disclosures regarding loans that the Company made to companies engaged in the mining of cryptocurrency - a line of business the Company ceased originating new loans in as of October 2022. The Wells Notice indicates that the staff’s recommendation to the SEC may involve a civil injunction action or other action allowed by law, and may seek remedies that include an injunction, disgorgement, pre-judgment interest, civil money penalties, and such other relief as may be available.

The Company intends to pursue the Wells Notice process, which will include an opportunity to respond to the staff’s position via a Wells Submission, and also expects to engage in a dialogue with the staff to explore a potential resolution of this matter. The results of the Wells Notice process and any corresponding enforcement action and the costs, timing and other potential consequences of responding and complying therewith are unknown at this time.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 is intended to assist in understanding our financial condition and results of operations. Operating results for the three- and nine-month periods ended September 30, 2024 may not be indicative of results for all of 2024 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believes,” “will,” “intends,” “may,” “will be,” “would” or similar expressions. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements (which reflect management’s analysis of factors only as of the date on which they are given). These factors include: general economic conditions; interest rates; inflation; levels of unemployment; legislative, regulatory and accounting changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve Bank; deposit flows; our ability to access cost-effective funding; changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio; changes in consumer spending, borrowing and savings habits; competition; our ability to successfully shift the balance sheet to that of a traditional community bank; real estate values in the market area; loan demand; the adequacy of our level and methodology for calculating our allowance for credit losses; changes in the quality of our loan and securities portfolios; the ability of our borrowers to repay their loans; an unexpected adverse financial, regulatory or bankruptcy event experienced by our cryptocurrency, digital asset or financial technology (“fintech”) customers; our ability to retain key employees; failures or breaches of our IT systems, including cyberattacks; the failure to maintain current technologies; the ability of the Company or the Bank to effectively manage its growth; global and national war and terrorism; the impact of the COVID-19 pandemic or any other pandemic on our operations and financial results and those of our customers; and results of regulatory examinations, among other factors.

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

Balance Sheet Analysis

The Bank has adjusted its risk appetite to reduce the overall risk profile of the balance sheet by limiting asset growth to five percent annually and transforming the mix of the loan portfolio towards traditional real estate and in-market commercial lending, while decreasing our exposure to enterprise value lending and eliminating our digital asset portfolio. This quarter, the Bank recognized an additional $1.7 million reserve on a $17.6 million enterprise value relationship, which now carries a total of $8.8 million in individually analyzed reserves, overshadowing a quarter of otherwise positive trends in executing the aforementioned balance sheet management strategy. These improvements reflect our continued efforts to shift the mix in the loan portfolio and reduce the reliance on high-cost deposits as a primary source of liquidity.

Assets. Total assets were $1.65 billion at September 30, 2024, a decrease of $22.1 million, or 1.3%, from $1.67 billion at December 31, 2023. The decrease resulted primarily from a decrease in cash and cash equivalents, partially offset by an increase in net loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $81.7 million, or 37.1%, to $138.7 million at September 30, 2024 compared to $220.3 million at December 31, 2023, primarily due to a decrease in deposits and an increase in net loans, partially offset by an increase in borrowings. For more information on cash sources and uses please refer to “– Liquidity and Capital Resources”.

Loan Portfolio Analysis. Net loans were $1.39 billion at September 30, 2024, an increase of $65.5 million, or 5.0%, from $1.32 billion at December 31, 2023.The increase in net loans for the nine months ended September 30, 2024 was primarily due to increases in mortgage warehouse loans of $126.3 million, or 75.8%, and commercial real estate loans of $80.1 million, or 17.1%, partially offset by decreases in enterprise value loans of $85.5 million, or 19.7%, construction and land development loans of $36.5 million, or 46.8%, and a $12.3 million decrease resulting from the closure of the digital asset loan portfolio. These changes reflect $47.3 million in construction and land development loans that converted to permanent commercial real estate loans during the nine months ended September 30, 2024, as well as the reclassification of approximately $33.8 million in loans from the enterprise value portfolio to the commercial portfolio, following an internal review performed in the third quarter to identify loans in this segment that share the collateral and risk characteristics of a traditional commercial loan. The changing mix of the loan portfolio is illustrative of our current strategy to reduce exposure in our enterprise value lending portfolio in favor of more traditional commercial lending products.

Loan Portfolio Concentrations. The following table provides information with respect to our loan portfolio concentrations at September 30, 2024 and December 31, 2023:

	At September 30, 2024		At December 31, 2023
(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$549,029	38.98%	$468,928	34.92%
Construction and land development	41,401	2.94	77,851	5.80
Residential real estate	6,517	0.46	7,169	0.53
Mortgage warehouse	292,866	20.79	166,567	12.41
Commercial	170,514	12.10	176,124	13.12
Enterprise value	348,171	24.72	433,633	32.29
Digital asset	—	—	12,289	0.92
Consumer	94	0.01	168	0.01
	1,408,592	100.00%	1,342,729	100.00%
Allowance for credit losses on loans	(21,923)		(21,571)
Net loans	$1,386,669		$1,321,158

Commercial Real Estate Concentrations. The following table provides information with respect to our commercial real estate concentrations at September 30, 2024 and December 31, 2023:

	At September 30, 2024			At December 31, 2023
		Percent of	Percent of		Percent of	Percent of
(Dollars in thousands)	Amortized cost	commercial real estate	total loans	Amortized cost	commercial real estate	total loans
Industrial/manufacturing/warehouse	$94,496	17.21%	6.71%	$80,220	17.11%	5.97%
Multifamily	85,521	15.58	6.07	56,523	12.05	4.21
Self-storage facility	67,762	12.34	4.81	56,620	12.07	4.22
Office	63,331	11.53	4.50	56,482	12.04	4.21
Residential one-to-four family	46,978	8.56	3.34	30,341	6.47	2.26
Hotel/motel/inn	40,462	7.37	2.87	17,809	3.80	1.32
Mobile home/park	32,278	5.88	2.29	32,763	6.99	2.44
Retail	21,406	3.90	1.52	23,912	5.10	1.78
Campground/RV park	17,802	3.24	1.27	—	—	—
Mixed use	7,089	1.29	0.50	45,241	9.65	3.37
Other commercial real estate	71,904	13.10	5.10	69,017	14.72	5.14
Total	$549,029	100.00%	38.98%	$468,928	100.00%	34.92%

Enterprise Value Concentrations. The following table provides information with respect to our enterprise value concentrations at September 30, 2024 and December 31, 2023:

	As of September 30, 2024			At December 31, 2023
		Percent of	Percent of		Percent of	Percent of
(Dollars in thousands)	Amortized cost	enterprise value	total loans	Amortized cost	enterprise value	total loans
Consulting services	$56,738	16.30%	4.03%	$63,394	14.62%	4.72%
Professional services	43,873	12.60	3.11	53,516	12.34	3.99
Advertising	38,338	11.01	2.72	68,221	15.73	5.08
Company management	33,363	9.58	2.37	16,856	3.89	1.26
Real estate services	29,389	8.44	2.09	33,153	7.64	2.47
Industrial/manufacturing/warehouse	28,032	8.05	1.99	37,241	8.59	2.77
Healthcare and social assistance	23,234	6.67	1.65	36,427	8.40	2.71
Construction	22,383	6.43	1.59	32,989	7.61	2.46
Personal services	21,998	6.32	1.56	28,860	6.66	2.15
Wholesale	14,995	4.31	1.07	23,097	5.33	1.72
Other	35,828	10.29	2.54	39,879	9.19	2.96
Total	$348,171	100.00%	24.72%	$433,633	100.00%	32.29%

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

Delinquencies. Total past due loans decreased $5.1 million, or 21.8%, to $18.6 million at September 30, 2024 from $23.7 million at December 31, 2023. The decrease was primarily driven by modifications on a $19.7 million commercial real estate relationship to a borrower experiencing financial difficulty. The commercial real estate relationship consists of seven loans for which the Bank executed modifications in the third quarter of 2024 that provided for term extensions on all seven loans and interest rate reductions on five of the loans in the relationship totaling $18.2 million. This decrease in delinquent loans was offset by the delinquency of a $16.2 million construction and land development relationship in the third quarter of 2024, which the Bank is actively pursuing remedies to return to current, accruing status by leveraging the strong collateral position to work out the relationship under terms acceptable to the Bank.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. All interest accrued but not received for loans placed on non-accrual status is reversed against interest income. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table sets forth information regarding our non-performing assets at the dates indicated:

(Dollars in thousands)	At September 30, 2024	At December 31, 2023
Non-accrual loans:
Commercial real estate	$58	$—
Construction and land development	16,212	—
Residential real estate	347	376
Commercial	1,553	1,857
Enterprise value	18,990	1,991
Digital asset	—	12,289
Consumer	1	4
Total non-accrual loans	37,161	16,517
Total non-performing assets	$37,161	$16,517

Allowance for credit losses on loans as a percent of non-performing loans	58.99%	130.60%
Non-performing loans as a percent of total loans (1)	2.64%	1.23%
Non-performing loans as a percent of total assets	2.25%	0.99%

(1)	Loans are presented at amortized cost.

Non-accrual loans increased $20.7 million, or 125.0%, to $37.2 million, or 2.64% of total loans outstanding at September 30, 2024, from $16.5 million, or 1.23% of total loans outstanding at December 31, 2023. The increase in non-accrual loans was primarily due to a $17.6 million enterprise value loan relationship that transitioned to non-accrual status during the second quarter of 2024, and a $16.2 million construction and land development loan relationship that transitioned to non-accrual status during the third quarter of 2024, partially offset by a $12.3 million reduction in non-accrual loans due to the settlement and partial charge-off of the Bank's last digital asset loan relationship during the quarter ended June 30, 2024. The enterprise value relationship is a wellness and pain management practice, currently in a period of transition with key personnel. The Bank is in close contact with the company’s management team and tightly monitoring the execution of their plan to restore the successful operations of the practice. The Bank is diligent in its efforts to secure its position, work out the loan to perform under its original terms, or seek to exit the relationship under terms acceptable to the Bank. The construction and land development loan was originated in 2022 to fund the construction of a climate-controlled storage facility, which the Bank is actively pursuing remedies to return to current, accruing status by leveraging the strong collateral position to work out the relationship under terms acceptable to the Bank.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Allowance at beginning of period	$21,571	$28,069
Impact of adopting ASC 326	—	(2,588)
Credit loss expense - loans	2,590	2,090
Charge-offs:
Commercial real estate	—	1
Commercial	101	168
Enterprise value	—	3,566
Digital asset	2,124	—
Consumer	37	36
Total charge-offs	2,262	3,771

Recoveries:
Residential real estate	2	5
Commercial	18	160
Enterprise value	—	49
Consumer	4	9
Total recoveries	24	223

Net charge-offs	2,238	3,548

Allowance at end of period	$21,923	$24,023

Allowance to total loans outstanding at end of period	1.56%	1.80%
Net charge-offs to average loans outstanding during the period (annualized)	0.22%	0.35%

The decrease in the allowance between September 30, 2024 and September 30, 2023 was primarily due to a decrease of $1.4 million in reserves on individually analyzed loans resulting from a payoff of an enterprise value loan which carried a $3.0 million reserve at September 30, 2023 and the settlement and partial charge-off of the last digital asset loan which carried a $7.2 million reserve at September 30, 2023. The decrease related to these two workouts was partially offset by the recognition of an $8.8 million reserve on a $17.6 million enterprise value relationship during the nine months ended September 30, 2024.

Deposits. Total deposits were $1.29 billion at September 30, 2024, a decrease of $42.7 million, or 3.2%, from $1.33 billion at December 31, 2023. The decreases in deposits were primarily due to decreases in listing service deposits, which decreased $77.4 million, or 58.7%, and brokered deposits which decreased $30.5 million, or 15.6%, from December 31, 2023. These decreases were partially offset by an increase in certificates of deposit of $28.0 million, which contributed to total retail deposit growth of $52.5 million, or 7.1%. The growth in core deposits has provided the opportunity for reductions in higher-yielding deposits from the brokered market and listing services. The Bank will continue to seek opportunities to drive core deposit generation, focusing on leveraging its commercial relationships and increasing its market share within its retail footprint.

The following table is a summary of deposit balances by account type at the dates indicated:

	At	At
	September 30,	December 31,
(In thousands)	2024	2023
Noninterest-bearing:
Demand	$318,475	$308,769
Interest-bearing:
NOW	92,349	93,812
Regular savings	140,979	231,593
Money market deposits	468,099	456,408
Certificates of deposit:
Certificate accounts of $250,000 or more	61,871	24,680
Certificate accounts less than $250,000	206,722	215,960
Total interest-bearing	970,020	1,022,453
Total deposits	$1,288,495	$1,331,222

Borrowings. The Bank primarily utilizes borrowings to supplement its supply of investable funds. Total borrowings were $124.6 million at September 30, 2024, an increase of $19.9 million, or 19.0%, when compared to December 31, 2023. The increase was primarily driven by an increase in short-term borrowings of $20.0 million, or 21.1%, used to temporarily fund the increase in the mortgage warehouse portfolio.

Shareholders’ Equity. As of September 30, 2024, shareholders’ equity increased $4.3 million, or 1.9%, to $226.2 million compared to $221.9 million at December 31, 2023. The increase included the Company's net income, which totaled $2.4 million for the nine months ended September 30, 2024. Shareholders’ equity to total assets was 13.7% at September 30, 2024, compared to 13.3% at December 31, 2023. Book value per share increased to $12.76 at September 30, 2024, from $12.55 at December 31, 2023. Market value per share increased 7.2% to $10.79 at September 30, 2024, from $10.07 at December 31, 2023. As of September 30, 2024, the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Results of Operations for the Three Months Ended September 30, 2024 and 2023

General. The Company reported net income for the quarter ended September 30, 2024 of $716,000, or $0.04 per diluted share, compared to net income of $2.5 million, or $0.15 per diluted share, for the quarter ended September 30, 2023, which represents a decrease of $1.8 million, or 71.0%. The decrease was primarily the result of a $1.7 million provision for credit losses recognized for the quarter ended September 30, 2024 related to a $17.6 million enterprise value relationship, which now carries a total of $8.8 million in individually analyzed reserves. The Company’s return on average assets was 0.18% for the quarter ended September 30, 2024, compared to a return on average assets of 0.57% for the quarter ended September 30, 2023. The Company’s return on average equity was 1.27% for the quarter ended September 30, 2024, compared to a return on average equity of 4.55% for the quarter ended September 30, 2023.

Net Interest and Dividend Income. Net interest and dividend income was $12.4 million for the quarter ended September 30, 2024, a decrease of $1.5 million, or 10.6%, compared to the quarter ended September 30, 2023. The net interest margin was 3.38% for the quarter ended September 30, 2024, compared to 3.44% for the quarter ended September 30, 2023.

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

	For the Three Months Ended
	September 30, 2024			September 30, 2023
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,359,712	$21,257	6.25%	$1,327,373	$19,811	5.97%
Short-term investments	78,925	932	4.72%	257,580	3,184	4.94%
Debt securities available-for-sale	27,367	201	2.94%	27,363	188	2.75%
Federal Home Loan Bank stock	3,476	39	4.49%	1,902	45	9.46%
Total interest-earning assets	1,469,480	22,429	6.11%	1,614,218	23,228	5.76%
Noninterest earning assets	94,258			103,453
Total assets	$1,563,738			$1,717,671
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$155,726	$898	2.31%	$184,239	$1,021	2.22%
Money market accounts	479,276	4,823	4.03%	551,344	5,207	3.78%
NOW accounts	79,527	311	1.56%	103,966	181	0.70%
Certificates of deposit	231,373	3,036	5.25%	230,884	2,704	4.68%
Total interest-bearing deposits	945,902	9,068	3.83%	1,070,433	9,113	3.41%
Borrowings
Short-term borrowings	66,727	916	5.49%	14,897	196	5.26%
Long-term borrowings	9,607	36	1.50%	9,741	31	1.27%
Total borrowings	76,334	952	4.99%	24,638	227	3.69%
Total interest-bearing liabilities	1,022,236	10,020	3.92%	1,095,071	9,340	3.41%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	305,124			391,917
Other noninterest-bearing liabilities	10,377			13,864
Total liabilities	1,337,737			1,500,852
Total equity	226,001			216,819
Total liabilities and equity	$1,563,738			$1,717,671
Net interest income		$12,409			$13,888
Interest rate spread (2)			2.19%			2.35%
Net interest-earning assets (3)	$447,244			$519,147
Net interest margin (4)			3.38%			3.44%
Average interest-earning assets to interest-bearing liabilities	143.75%			147.41%

(1)	Interest earned/paid on loans includes $796,000 and $921,000 in loan fee income for the three months ended September 30, 2024 and September 30, 2023, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended September 30, 2024
	Compared to the Three Months Ended September 30, 2023
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$956	$490	$1,446
Short-term investments	(136)	(2,116)	(2,252)
Debt securities available-for-sale	13	—	13
Federal Home Loan Bank stock	(31)	25	(6)
Total interest-earning assets	802	(1,601)	(799)
Interest-bearing liabilities:
Savings accounts	40	(163)	(123)
Money market accounts	326	(710)	(384)
NOW accounts	181	(51)	130
Certificates of deposit	326	6	332
Total interest-bearing deposits	873	(918)	(45)
Borrowings
Short-term borrowings	9	711	720
Long-term borrowings	5	—	5
Total borrowings	14	711	725
Total interest-bearing liabilities	887	(207)	680
Change in net interest income	$(85)	$(1,394)	$(1,479)

Interest and Dividend Income. Total interest and dividend income was $22.4 million for the quarter ended September 30, 2024, a decrease of $799,000, or 3.4%, from $23.2 million the quarter ended September 30, 2023. The decrease was primarily due to a decrease in the average balance of short-term investments of $178.7 million, or 69.4%, to $78.9 million for the quarter ended September 30, 2024, compared to $257.6 million for the quarter ended September 30, 2023. The yield on interest-earning assets increased 35 basis points to 6.11% for the quarter ended September 30, 2024, compared to 5.76% for the quarter ended September 30, 2023. The Bank continues to produce a high-yielding loan portfolio at 6.25% for the quarter ended September 30, 2024, an increase of 28 basis points from the quarter ended September 30, 2023.

Interest Expense. Total interest expense was $10.0 million for the quarter ended September 30, 2024, an increase of $680,000, or 7.3%, from the quarter ended September 30, 2023. Interest expense on deposits was $9.1 million for the quarter ended September 30, 2024, a decrease of $45,000, or 0.5%, from the quarter ended September 30, 2023. The decrease in interest expense on deposits from the prior year quarter was primarily driven by a decrease in the average balance of interest-bearing deposits of $124.5 million, or 11.6%, partially offset by a 42-basis point increase in the average cost of interest-bearing deposits. Interest expense on borrowings totaled $952,000 for the quarter ended September 30, 2024, an increase of $725,000, or 319.4%, from the quarter ended September 30, 2023. The increase in interest expense on borrowings from the prior year quarter was primarily driven by an increase in the average balance of borrowings and an increase in the cost of borrowings. The average balance of borrowings increased $51.7 million, or 209.8%, from the quarter ended September 30, 2023. The cost of borrowings was 4.99% for the quarter ended September 30, 2024, an increase of 130 basis points from the quarter ended September 30, 2023. The Company’s total cost of interest-bearing liabilities was 3.92% for the quarter ended September 30, 2024, which is an increase of 51 basis points from 3.41% for the quarter ended September 30, 2023.

Provision for Credit Losses. The Company recognized a $1.7 million provision for credit losses for the quarter ended September 30, 2024, compared to a $156,000 credit loss benefit for the quarter ended September 30, 2023. The provision for the quarter ended September 30, 2024 was primarily driven by an additional $1.7 million reserve on a $17.6 million enterprise value relationship, which, as of September 30, 2024, carries a total of $8.8 million in individually analyzed reserves.

Noninterest Income. Noninterest income was $1.7 million for the quarter ended September 30, 2024, a decrease of $57,000, or 3.2%, compared to $1.8 million for the quarter ended September 30, 2023.

Noninterest Expense. Noninterest expense was $11.6 million for the quarter ended September 30, 2024, compared to $12.7 million for the quarter ended September 30, 2023. The decrease in noninterest expense of $1.1 million, or 9.0%, from the prior year quarter was primarily due to: a decrease in salaries and employee benefits of $509,000, or 6.5%, mainly resulting from workforce reductions; a decrease in other expenses of $301,000, or 36.0%, primarily due to a reduction in expenses related to the workout and closure of the digital asset portfolio; and a decrease in professional fees of $234,000, or 22.6%, primarily due to reductions in legal and consulting expenses.

Income Tax Expense. The Company recorded an income tax provision of $132,000 for the quarter ended September 30, 2024, compared to a provision of $628,000 for the quarter ended September 30, 2023.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

General. Net income for the nine months ended September 30, 2024 was $2.4 million, or $0.14 per diluted share, compared to $8.0 million, or $0.48 per diluted share, for the nine months ended September 30, 2023, which represents a decrease of $5.6 million, or 70.2%. The Company’s return on average assets was 0.20% for the nine months ended September 30, 2024, compared to 0.64% for the nine months ended September 30, 2023. The Company’s return on average equity was 1.41% for the nine months ended September 30, 2024, compared to 5.02% for the nine months ended September 30, 2023.

Net Interest and Dividend Income. Net interest and dividend income was $36.8 million for the nine months ended September 30, 2024, a decrease of $7.8 million, or 17.4%, compared to the nine months ended September 30, 2023. The net interest margin was 3.34% for the nine months ended September 30, 2024, compared to 3.80% for the nine months ended September 30, 2023. The decreases in net interest income and margin for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, were primarily due to higher funding costs, highlighting the challenges of operating in a persistent rate-driven, highly-competitive deposit market.

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

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,337,289	$61,637	6.15%	$1,355,086	$59,469	5.85%
Short-term investments	101,539	3,979	5.22%	179,086	6,545	4.87%
Debt securities available-for-sale	27,694	612	2.95%	28,118	577	2.74%
Federal Home Loan Bank stock	2,379	108	6.05%	2,262	140	8.25%
Total interest-earning assets	1,468,901	66,336	6.02%	1,564,552	66,731	5.69%
Noninterest earning assets	99,161			106,722
Total assets	$1,568,062			$1,671,274
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$204,892	$4,505	2.93%	$158,927	$1,540	1.29%
Money market accounts	463,632	13,560	3.90%	460,129	11,669	3.38%
NOW accounts	77,373	718	1.24%	115,568	529	0.61%
Certificates of deposit	237,760	9,232	5.18%	215,625	6,946	4.30%
Total interest-bearing deposits	983,657	28,015	3.80%	950,249	20,684	2.90%
Borrowings
Short-term borrowings	32,242	1,375	5.69%	34,098	1,250	4.89%
Long-term borrowings	9,642	98	1.36%	14,701	191	1.73%
Total borrowings	41,884	1,473	4.69%	48,799	1,441	3.94%
Total interest-bearing liabilities	1,025,541	29,488	3.83%	999,048	22,125	2.95%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	305,849			441,006
Other noninterest-bearing liabilities	10,977			17,880
Total liabilities	1,342,367			1,457,934
Total equity	225,695			213,340
Total liabilities and equity	$1,568,062			$1,671,274
Net interest income		$36,848			$44,606
Interest rate spread (2)			2.19%			2.74%
Net interest-earning assets (3)	$443,360			$565,504
Net interest margin (4)			3.34%			3.80%
Average interest-earning assets to interest-bearing liabilities	143.23%			156.60%

(1)	Interest earned/paid on loans includes $2.2 million and $3.1 million in loan fee income for the nine months ended September 30, 2024 and 2023, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	For the Nine Months Ended September 30, 2024
	Compared to the Nine Months Ended September 30, 2023
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$2,957	$(789)	$2,168
Short-term investments	444	(3,010)	(2,566)
Debt securities available-for-sale	44	(9)	35
Federal Home Loan Bank stock	(39)	7	(32)
Total interest-earning assets	3,406	(3,801)	(395)
Interest-bearing liabilities:
Savings accounts	2,415	550	2,965
Money Market accounts	1,802	89	1,891
NOW accounts	408	(219)	189
Certificates of deposit	1,524	762	2,286
Total interest-bearing deposits	6,149	1,182	7,331
Borrowings
Short-term borrowings	196	(71)	125
Long-term borrowings	(36)	(57)	(93)
Total borrowings	160	(128)	32
Total interest-bearing liabilities	6,309	1,054	7,363
Change in net interest income	$(2,903)	$(4,855)	$(7,758)

Interest and Dividend Income. Total interest and dividend income was $66.3 million for the nine months ended September 30, 2024, a decrease of $395,000, or 0.6%, from $66.7 million for the nine months ended September 30, 2023. The Company's yield on interest-earning assets was 6.02% for the nine months ended September 30, 2024, an increase of 33 basis points from the nine months ended September 30, 2023. The Bank continues to produce a high-yielding loan portfolio, at 6.15% for the nine months ended September 30, 2024, an increase of 30 basis points from the nine months ended September 30, 2023.

Interest Expense. Total interest expense increased $7.4 million, or 33.3%, to $29.5 million for the nine months ended September 30, 2024, compared to $22.1 million for the nine months ended September 30, 2023. Interest expense on deposits was $28.0 million for the nine months ended September 30, 2024, an increase of $7.3 million, or 35.4%, from the nine months ended September 30, 2023. This increase was primarily driven by an increase in the average cost of interest-bearing deposits of 90 basis points, to 3.80%, and an increase in average interest-bearing deposits of $33.4 million, or 3.5%. For the nine months ended September 30, 2024, interest expense on borrowings increased $32,000, or 2.2%, primarily due to an increase in the cost of borrowings of 75 basis points, to 4.69%, partially offset by a decrease in average total borrowings of $6.9 million, or 14.2%. The Company's total cost of interest-bearing liabilities was 3.83% for the nine months ended September 30, 2024, which is an increase of 88 basis points, from 2.95%, for the nine months ended September 30, 2023.

Provision for Credit Losses. For the  nine months ended September 30, 2024, the Company recognized a $2.6 million provision for credit losses, compared to $556,000 for the nine months ended September 30, 2023, due to an $8.8 million individually analyzed reserve in the enterprise value portfolio that was partially offset by the first quarter payoff of an enterprise value loan that resulted in the elimination of $1.1 million in related reserves, a settlement with a digital asset lending customer which resulted in a $3.8 million reduction in related reserves and the elimination of that portfolio and reductions in the general allowance due primarily to decreases in the enterprise value and commercial segments, which each carry a higher reserve rate than other lending segments.

Noninterest Income. Noninterest income was $4.6 million for the nine months ended September 30, 2024, a decrease of $827,000, or 15.3%, from $5.4 million for the nine months ended September 30, 2023.

Noninterest Expense. Noninterest expense was $35.9 million for the nine months ended September 30, 2024, a decrease of $2.8 million, or 7.2%, from $38.7 million for the nine months ended September 30, 2023. The decrease in noninterest expense from the nine months ended September 30, 2023 was primarily due to: a decrease in salaries and employee benefits of $1.7 million, or 7.1%, mainly resulting from workforce reductions; a decrease in other expenses of $533,000, or 22.4%, primarily due to a reduction in expenses related to the workout and closure of the digital asset portfolio; and a decrease in insurance expense of $446,000, or $33.0%.

Income Tax Expense. The Company recorded a provision for income taxes of $571,000 for the nine months ended September 30, 2024, reflecting an effective tax rate of 19.3%, compared to $2.8 million, or an effective tax rate of 25.6% for the nine months ended September 30, 2023. The decrease in the effective tax rate is primarily due to a higher percentage of net income from non-taxable sources.

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

The following table presents the estimated changes in net interest income of the Company that would result from changes in market interest rates over the twelve-month period beginning September 30, 2024:

	At September 30, 2024
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
300	$52,151	(6.00)%
200	53,324	(3.80)%
100	54,445	(1.80)%
0	55,457	—
(100)	55,731	0.50%
(200)	55,617	0.30%
(300)	54,897	(1.00)%

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

The following table presents the estimated changes in EVE of the Company that would result from changes in market interest rates as of September 30, 2024:

	At September 30, 2024
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
300	$234,173	(9.50)%
200	241,706	(6.50)%
100	251,287	(2.80)%
0	258,626	—
(100)	258,882	0.10%
(200)	254,279	(1.70)%
(300)	243,739	(5.80)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2024, cash and cash equivalents totaled $138.7 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.4 million at September 30, 2024. Warehouse loans that have a short-term duration, which totaled $259.4 million as of September 30, 2024, also provide additional sources of liquidity.

At September 30, 2024, we had a borrowing capacity of $136.8 million with the Federal Home Loan Bank of Boston, of which $60.0 million in short-term advances and $9.6 million in advances with original maturities greater than one year were outstanding. At September 30, 2024, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $263.6 million, of which $55.0 million in overnight advances were outstanding.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event unforeseen loan demand or commitment utilization were to occur, or we experienced unexpected deposit outflows, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or the Federal Reserve Bank of Boston, or obtain additional funds through brokered deposit markets.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At September 30, 2024 and December 31, 2023, we had $10.9 million and $8.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at September 30, 2024 and December 31, 2023, we had $160.5 million and $178.2 million in unadvanced funds to borrowers, respectively. We also had $1.8 million and $1.7 million in outstanding letters of credit at September 30, 2024 and December 31, 2023, respectively.

A significant decrease in deposits could result in the Company having to seek other sources of funds, including brokered deposits, listing service deposits, Federal Home Loan Bank of Boston advances, and borrowings through the borrower-in-custody program with the Federal Reserve Bank of Boston. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay. We believe, however, based on past experience that a significant portion of our deposits will remain with us and we are confident in our ability to attract and retain deposits by adjusting the interest rates offered to meet customer expectations.

The Company maintains access to multiple sources of liquidity. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

BankProv is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks and the FDIC. At September 30, 2024, BankProv exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 – Regulatory Capital of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Market Risk”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

Part II – Other Information

Item 1. Legal Proceedings

On January 17, 2023, the Company reported a material weakness in financial controls on its Form 10-Q for the third quarter of 2022. Shortly thereafter, the Company began receiving voluntary requests from the staff of the Boston Regional Office of the SEC. The Company has been cooperating with the staff’s ongoing voluntary requests. On October 24, 2024, the Company received a letter from the staff of the Boston Regional Office of the SEC informing the Company that the staff had made a preliminary determination to recommend that the SEC file an action against the Company for violating certain sections of the federal securities laws (the “Wells Notice”). The staff has indicated that the Wells Notice relates to the Company’s disclosures regarding loans that the Company made to companies engaged in the mining of cryptocurrency - a line of business the Company ceased originating new loans in as of October 2022. The Wells Notice indicates that the staff’s recommendation to the SEC may involve a civil injunction action or other action allowed by law, and may seek remedies that include an injunction, disgorgement, pre-judgment interest, civil money penalties, and such other relief as may be available.

The Wells Notice is neither a formal allegation nor a finding of wrongdoing. It allows the recipient the opportunity to address the issues raised by the enforcement staff before they make an enforcement recommendation to the SEC or the SEC votes on whether to authorize an enforcement action.

The Company intends to pursue the Wells Notice process, which will include an opportunity to respond to the staff’s position via a Wells Submission, and also expects to engage in a dialogue with the staff to explore a potential resolution of this matter. The results of the Wells Notice process and any corresponding enforcement action and the costs, timing and other potential consequences of responding and complying therewith are unknown at this time.

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

Item 5. Other Information

Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date: November 13, 2024	/s/ Joseph B. Reilly
Joseph B. Reilly
President and Chief Executive Officer

Date: November 13, 2024	/s/ Kenneth R. Fisher
Kenneth R. Fisher
Executive Vice President and Chief Financial Officer