Form 10-K
period 2024-12-31
Provident Bancorp, Inc. /MD/
filed 2025-03-31
CIK 1778784

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(877) 487-2977

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of June 28, 2024, as reported by the Nasdaq Capital Market, was approximately $163.3 million.

The number of shares outstanding of the registrant’s common stock as of March 19, 2025 was 17,788,543.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s proxy statement for the 2025 Annual Meeting of Stockholders (Part III).

INDEX

i

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●

general economic conditions, either nationally or in our market areas, that are worse than expected, including potential recessionary conditions or slowed economic growth caused by supply chain disruptions or otherwise;

●	any concentration risk within our lending and deposit portfolio;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
●	negative impact from unfavorable regulatory penalties and/or settlements;
●

cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems, or those of third parties upon which we rely, to obtain unauthorized access to confidential information and destroy data or disable our systems;

●	technological changes that may be more difficult or expensive than expected;
●	the ability of third-party providers to perform their obligations to us;
●	the ability of the U.S. Government to manage federal debt limits;
●	our ability to continue to implement or change our business strategies;
●	competition among depository and other financial institutions;
●

inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

●	adverse changes in the securities markets;
●

changes in and impacts of laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, tax policy and rates, and capital requirements, and our ability to comply with such laws and regulations;

●	our ability to address any issues raised in regulatory examinations;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●

our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

●	changes in consumer spending, borrowing and savings habits;
●

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	the ability to raise capital to implement our business plan, if necessary;

●	our ability to retain key employees;
●	effects of natural disasters and global pandemics;
●	the effects of any U.S. government shutdown;
●	the effects of domestic and international hostilities, including terrorism;
●	the implementation of tariffs, and the potential for retaliatory trade measures from other nations, which could raise the cost of goods and services;
●	our ability to control costs and expenses, particularly in relation to the non-discretionary costs associated with operating as a publicly traded company;
●	our compensation expense associated with equity allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

PART I

ITEM 1.  BUSINESS

Provident Bancorp, Inc.

Provident Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in 2019 to act as the holding company for BankProv (the “Bank”). At December 31, 2024, Provident Bancorp, Inc. had total assets of $1.59 billion, deposits of $1.31 billion and shareholders’ equity of $231.1 million on a consolidated basis.

The Company’s executive offices are located at 5 Market Street, Amesbury, Massachusetts 01913, and the telephone number is (877) 487-2977. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System and the Massachusetts Commissioner of Banks.

BankProv

BankProv, founded in 1828, is a Massachusetts-chartered stock savings bank that offers both traditional and innovative banking solutions to its commercial and consumer customers.

BankProv operates from its main office, in Amesbury, Massachusetts, as well as two branch offices in Northeastern Massachusetts, three branch offices in Southeastern New Hampshire and one branch located in Bedford, New Hampshire. The Bank also has a loan production office in Ponte Vedra, Florida.

The Bank's primary lending and deposit-gathering area encompasses the Seacoast Region of Northeastern Massachusetts, Southeastern New Hampshire and Southern Maine and extends to Concord and Manchester in Central New Hampshire. However, the Bank also receives deposits from business customers who are located nationwide in addition to our mortgage warehouse and enterprise value loans which are offered nationwide. The Bank draws in deposits from the general public and uses those funds to primarily fund commercial real estate and commercial business loans, and to a lesser extent, invest in securities.

BankProv is subject to regulation and examination by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation (the “FDIC”).

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

Market Area and Competition

The Bank faces significant competition both in generating loans and attracting deposits. In attracting loans, the Bank's primary competitors are other commercial banks, savings banks, credit unions, mortgage banking companies, finance companies, online lenders or online banks, and other institutional lenders. Competitive factors considered for loan generation include interest rates, terms offered, loan products offered, services provided and geographic locations. In attracting deposits, the Bank’s primary competitors are savings banks, commercial and co-operative banks, credit unions, internet banks, as well as other nonbank institutions that offer financial alternatives such as brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rates of return, liquidity, and risk, among other factors, such as convenient branch locations, personalized customer service, online and mobile access to accounts and automated teller machines. The Bank’s primary market area is attractive and entry into the market area by financial institutions previously not competing there has occurred and may continue to occur, which could impact the Bank’s growth or profitability. The Bank’s primary footprint is generally comprised of the Seacoast Region of Northeastern Massachusetts and Southeastern New Hampshire, and Southern Maine and extends to Concord and Manchester in Central New Hampshire. The Bank also performs lending activities and generates related deposits in certain segments, including mortgage warehouse and enterprise value lending, nationwide.

Lending Activities

Commercial Real Estate Loans. At December 31, 2024, commercial real estate loans were $559.3 million, or 42.16% of our total loan portfolio. This amount includes $67.1 million of multi-family loans, which we consider a subset of commercial real estate loans, and are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as industrial facilities, retail facilities and office buildings. At December 31, 2024, $163.2 million of our commercial real estate portfolio was secured by owner-occupied commercial real estate, and $396.1 million was secured by non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced investors in our market area. The average outstanding loan in our commercial real estate portfolio was $958,000 as of December 31, 2024, with our ten largest commercial real estate loans having an average balance of $13.9 million at December 31, 2024.

We focus our commercial real estate lending on properties within our primary market areas, but we will originate commercial real estate loans secured by properties located outside the area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we occasionally will participate in commercial real estate loans with other financial institutions. We ensure such participations are underwritten in accordance with our policies before we will participate in such loans.

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

The following table provides information with respect to our commercial real estate concentrations at December 31, 2024 and 2023:

	As of December 31, 2024			As of December 31, 2023
		Percent of			Percent of
(Dollars in thousands)	Amortized cost	commercial real estate	Percent of total loans	Amortized cost	commercial real estate	Percent of total loans
Industrial/manufacturing/warehouse	$93,551	16.73%	7.05%	$80,220	17.11%	5.97%
Self-storage facility	80,301	14.36	6.05	56,620	12.07	4.22
Multi-family	67,068	11.99	5.06	56,523	12.05	4.21
Office	62,228	11.13	4.69	56,482	12.04	4.21
Mixed use	44,322	7.92	3.34	45,241	9.65	3.37
Hotel/motel/inn	40,118	7.17	3.02	17,809	3.80	1.32
Mobile home/park	32,124	5.74	2.42	32,763	6.99	2.44
Residential one-to-four family	27,699	4.95	2.09	30,341	6.47	2.26
Campground/RV park	22,176	3.96	1.67	—	—	—
Retail	20,621	3.69	1.55	23,912	5.10	1.78
Other commercial real estate	69,117	12.36	5.22	69,017	14.72	5.14
Total	$559,325	100.00%	42.16%	$468,928	100.00%	34.92%

Our largest commercial real estate loan at December 31, 2024 was $16.84 million, was originated in 2022 and is secured by a commercial warehouse. Our second largest commercial real estate loan at December 31, 2024 was $16.80 million, was originated in 2021 and is secured by a self-storage facility. Our third largest commercial real estate loan at December 31, 2024 was $16.4 million, was originated in 2021 and is secured by a recreational vehicle campground and resort. This loan is cross-collateralized with the third largest commercial business loan, and at December 31, 2024 the amortized cost of all loans in the relationship was $22.3 million. All of the collateral securing these loans is located in our primary lending area. At December 31, 2024, all of these loans were performing in accordance with their repayment terms.

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

Multi-Family Loans. At December 31, 2024, multi-family loans were $67.1 million, or 5.06% of our total loan portfolio. We seek to originate new multi-family loans to experienced investors in our market area. Our multi-family loans are generally secured by properties consisting of five to 15 units. The average outstanding loan size in our multi-family portfolio was $737,000 as of December 31, 2024. We generally do not make multi-family loans outside our primary market areas. In addition to originating these loans, we also participate in multi-family loans with other financial institutions. We verify whether such participations are underwritten in accordance with our policies before we will participate in such loans.

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

Our largest multi-family loan at December 31, 2024 was $7.3 million and was originated in 2021. At December 31, 2024, this loan was performing in accordance with its repayment terms.

Commercial Business Loans. We make commercial business loans primarily in our market area to a variety of small- and medium- sized businesses, including professional and nonprofit organizations, and, to a lesser extent, sole proprietorships. At December 31, 2024, commercial business loans were $163.9 million, or 12.40% of our total loan portfolio. As part of our relationship driven focus, we encourage our commercial business borrowers to maintain their primary deposit accounts with us, generally enhancing the overall profitability of the relationship.

Commercial lending products include term loans and revolving lines of credit, which are made with either variable or fixed rates of interest. Variable rates and rates on Small Business Administration (“SBA”) loans are generally based on the prime rate as published in The Wall Street Journal, plus a margin. Initial rates on non-SBA fixed-rate business loans are generally based on a corresponding Federal Home Loan Bank rate, plus a margin. Commercial business loans typically have shorter maturity terms and higher interest rates than commercial real estate loans but may involve more credit risk due to the nature of the collateral. We focus our efforts on originating such loans to experienced borrowers in our growing small- to medium-sized market, including privately-held companies with local or regional businesses and non-profit entities that operate in our market area.

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

A portion of our commercial business loans are guaranteed by the SBA through the SBA 7(a) loan program. The SBA 7(a) loan program supports, through a U.S. Government guarantee, some portion of the traditional commercial loan underwriting that might not be fully covered absent the guarantee. A typical example would be a business acquiring another business, where the value purchased is an enterprise value (as opposed to tangible assets), which results in a collateral shortfall under traditional loan underwriting requirements. In addition, SBA 7(a) loans, through term loans, can provide a good source of permanent working capital for growing companies. BankProv is a Preferred Lender under the SBA’s Preferred Lender Program, which allows expedited underwriting and approval of SBA 7(a) loans.

Our largest commercial business loan at December 31, 2024 totaled $10.1 million, was originated in 2019 and is a renewable energy loan. The second largest commercial loan totaled $7.6 million, was originated in 2022 and is a renewable energy loan. The largest and second largest commercial business loans are part of the same loan relationship, and are secured by solar panel arrays. Our third largest commercial loan totaled $6.1 million, was originated in 2021 and is a business term loan secured by a recreational vehicle campground and resort. This loan is cross-collateralized with the third largest commercial real estate loan, and at December 31, 2024 the amortized cost of all loans in the relationship was $23.0 million. At December 31, 2024, these commercial business loans were performing in accordance with their repayment terms.

Construction and Land Development Loans. At December 31, 2024, construction and land development loans were $28.1 million, or 2.1% of our total loan portfolio, primarily consisting of $18.8 million of commercial real estate and multi-family construction loans. At December 31, 2024, $1.5 million of our commercial and multi-family construction loans were expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.

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

We also originate construction and site development loans to contractors and builders to finance the construction of single-family homes and subdivisions. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to maintain an appropriate balance between home sales and new loan originations. We generally limit the maximum number of speculative units (units that are not pre-sold) approved for each project to two units and we mitigate the risk associated with speculative construction lending by doing business with experienced builders in our market area.

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

Our largest construction and land development loan at December 31, 2024 was $9.5 million, was originated in 2022 and is secured by a commercial warehouse. At December 31, 2024, this loan was performing in accordance with its repayment terms.

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

We approve facilities to non-bank mortgage origination borrowers by conducting a thorough due diligence review of the company and its ownership to assess their financial liquidity and regulatory risk profiles. We use a proprietary risk-based scoring model to underwrite the companies which correlates to our internal regulatory loan risk grading system and continually monitor companies’ performance through both internal and external financial management and quality reviews. At December 31, 2024, mortgage warehouse loans were $259.2 million, or 19.5% of our total loan portfolio.

Enterprise Value Loans. As of December 31, 2024, enterprise value loans, which we also refer to as business acquisition, search fund lending, merger and acquisition, re-capitalization, and shareholder/partner buyout loans, totaled $309.8 million, or 23.4% of our total loan portfolio, with relationships spanning 23 states. We originate these loans to small- and medium-size businesses in a senior secured position; relying largely on the enterprise value of the business and ongoing cash flow to support operational and debt service requirements. These are generally fully amortizing term loans (up to seven years) with material levels of equity and/or combination of seller financing behind our senior secured lending.

Our largest enterprise value loan at December 31, 2024 totaled $17.5 million, was originated in 2021 with a franchisee within an international high-end real estate franchise system. As of December 31, 2024, this loan was performing in accordance with its repayment terms. Our second largest enterprise value loan totaled $11.8 million, was originated in 2022 with a wellness and pain management practice. This loan is part of a larger relationship totaling $17.6 million as of December 31, 2024. The relationship received multiple modifications due to financial difficulty during 2024, and as of December 31, 2024, the relationship was on non-accrual status with principal and interest payments deferred through the first quarter of 2025. Our third largest enterprise value loan totaled $10.6 million, was originated in 2020 with a digital marketing agency. As of December 31, 2024, this loan was performing in accordance with its repayment terms. All of these loans are secured by the enterprise value of the respective businesses, including all related business assets.

The following table provides information with respect to our enterprise value concentrations at December 31, 2024 and 2023:

	As of December 31, 2024			As of December 31, 2023
		Percent of			Percent of
(Dollars in thousands)	Amortized cost	enterprise value	Percent of total loans	Amortized cost	enterprise value	Percent of total loans
Consulting services	$61,840	19.96%	4.66%	$63,394	14.62%	4.72%
Professional services	37,898	12.23	2.86	53,516	12.34	3.99
Advertising	36,464	11.77	2.75	68,221	15.73	5.08
Healthcare and social assistance	33,352	10.77	2.51	36,427	8.40	2.71
Real estate services	27,935	9.02	2.11	33,153	7.64	2.47
Personal services	26,035	8.40	1.96	28,860	6.66	2.15
Industrial/manufacturing/warehouse	24,697	7.97	1.86	37,241	8.59	2.77
Construction	13,895	4.49	1.05	32,989	7.61	2.46
Company management	13,589	4.39	1.02	16,856	3.89	1.26
Wholesale	11,832	3.82	0.89	23,097	5.33	1.72
Other	22,249	7.18	1.68	39,879	9.19	2.96
Total	$309,786	100.00%	23.35%	$433,633	100.00%	32.29%

Digital Asset Loans. The Bank has ceased originating loans to digital asset customers and, in 2024, eliminated its digital assets loan portfolio.

Loan Underwriting Risks

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

In accordance with our loan policy, an environmental phase one report may be obtained when hazardous materials may have existed on a site, or when a site may have been impacted the hazardous materials handled by adjoining properties. These types of loans are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property to make the balloon payment, which may increase the risk of default or non-payment.

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

Construction lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating the timing of completion of the project, construction costs, the market value of the completed project, and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. A discounted cash flow analysis is utilized for determining the value of any construction project of five or more units. Our ability to continue to originate a significant amount of construction loans is dependent on the strength of the housing market in our market areas.

Land loans secured by improved lots generally involve greater risks because land loans are difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property for which the value is insufficient to assure full payment. These types of loans are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.

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

Loan Originations, Purchases and Sales

Loan originations come from a variety of sources, including current customers, business development by our relationship managers, walk-in traffic, our website, networking events, charitable endeavors and referrals from customers, employees, directors, business owners, investors, entrepreneurs, builders, realtors, and other professional third parties, including brokers.

There were no loan purchases during the years ended December 31, 2024 and 2023. A previously charged-off note was sold in 2024. There were no loan sales during the year ended December 31, 2023.

We occasionally engage with financial institutions to buy or sell participation interests in commercial real estate loans and commercial business loans. The sale of participation interest is primarily based on the portion of loans exceeding our risk appetite.

Participation balances may fluctuate based on new participations or loan activity such as disbursements and paydowns. As of December 31, 2024 outstanding purchased loan participations totaled $9.5 million and we were servicing $15.9 million of sold loan participations.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by BankProv’s Board of Directors and management. BankProv’s Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. All loans require the approval of a minimum of two lending officers, one of which must be a Senior Vice President or above (the exceptions are borrowing relationships of $25,000 and below, as well as borrowing relationships that are 100% cash secured, which can be approved by one officer with sufficient authority for that loan type). For loan relationships below $2.0 million, approval is required by designated individuals with delegated loan authority as identified within our loan policy. Our loan policy dictates that for loan relationships between $2.0 million and $3.0 million approval is required by two of the following members of our Credit Committee: Chief Executive Officer, Chief Financial Officer, Chief Lending Officer and/or Chief Credit Officer. Loan relationships exceeding $3.0 million in exposure that do not involve exceptions to policy must be authorized by the Credit Committee. Loan relationships exceeding $3.0 million in exposure that involve exceptions to policy, including loans in excess of our internal loans-to-one-borrower limit, must be authorized by BankProv’s Risk Committee of the Board of Directors. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or board committee prior to commitment. Exceptions are reported to the Board of Directors quarterly.

Loans-to-One-Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. Our regulatory limit on loans-to-one-borrower is assessed quarterly and was $42.6 million at December 31, 2024. In addition, we generally establish our internal loans-to-one borrower limit as 90% of our regulatory limit. This amount was $38.4 million as of December 31, 2024, with loans greater than this amount requiring approval by BankProv’s Risk Management Committee of the Board of Directors.

At December 31, 2024, our largest lending relationship had a total exposure of $29.1 million and consisted of $28.6 million in exposure across 15 commercial real estate loans, $270,000 in exposure on one commercial loan, and $250,000 in exposure on one construction and land development loan. Our second largest lending relationship had a total exposure of $27.4 million and consisted of $17.5 million in exposure across three commercial real estate loans and $9.9 million in exposure across two construction and land development loans. Our third largest lending relationship had a total exposure of $23.9 million across three enterprise value loans. These relationships were performing in accordance with their repayment terms at December 31, 2024.

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal government bonds, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our Federal Home Loan Bank borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2024.

At December 31, 2024, our investment portfolio had a fair value of $25.7 million and consisted of U.S. Government Agency asset- and mortgage-backed securities, and state and municipal bonds.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide a use of funds when demand for loans is weak and to generate a favorable return. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The Board of Directors and management are responsible for implementation of the investment policy and monitoring our investment performance. Our Board of Directors reviews the status of our investment portfolio quarterly.

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

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes an available-for-sale security is uncollectible, or when either of the criteria regarding intent or requirement to sell is met.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily from the Federal Home Loan Bank of Boston and/or the Federal Reserve Bank of Boston (the “FRB”), brokered deposits, and listing service deposits, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and manage our cost of funds. In addition, funds are derived from scheduled loan payments, maturities and sales of investment securities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts. The majority of our deposits are from depositors who reside in our primary market areas. We also receive out-of-market deposits from our nationwide business customers, as well as from our brokered and listing service relationships. Deposits are attracted through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area, and we encourage our commercial borrowing customers to maintain their deposit relationships with us.

The Bank’s growth efforts for core deposits (which we define as all deposits except for certificates of deposit) include a variety of strategies, primarily centered on proactive engagement with our customers. Our investment in technology has enabled us to better serve commercial customers who demand faster processing times and simplified online interaction. Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, balance sheet liquidity needs, profitability, and relationship preferences. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and services and to periodically offer special rates to attract deposits of a specific type or term. We do not price our deposit products to be among the highest rate paying institution in our market area, but instead focus on providing a comprehensive offering of services, accompanied by expertise across our product portfolios, to gather deposits.

Borrowings. We primarily utilize advances from the Federal Home Loan Bank of Boston and the FRB Borrower-In-Custody (“BIC”) program to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock, certain loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the Federal Home Loan Bank's assessment of an institution's creditworthiness, and also vary based on the specific asset types pledged and their respective terms to maturity. As of December 31, 2024, we had a borrowing capacity of $166.8 million with the Federal Home Loan Bank of Boston, including an available line of credit of $2.0 million, with $44.6 million in advances outstanding. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in our portfolio.

We utilize the FRB BIC program as a source of overnight borrowings and as of December 31, 2024, we had a borrowing capacity of $243.4 million under this program with none outstanding. Our borrowing capacity from the FRB BIC program is collateralized by commercial, commercial real estate, construction and land development, residential one-to-four family, and multi-family loans.

Personnel

As of December 31, 2024, we had 177 full-time and two part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good working relationship with our employees.

Subsidiaries

BankProv’s subsidiaries include Provident Security Corporation, 5 Market Street Security Corporation and, until 2023, Prov 1, LLC. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account. Prov 1, LLC was established to engage in any lawful act or activity for which limited liability companies may be organized. A certificate of cancellation for Prov 1 LLC was executed in 2023.

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

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. At December 31, 2024 we had no minimum tax credit carryforward. We do not meet the book income threshold for the Corporate Alternative Minimum Tax effective for tax years beginning after December 31, 2022.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At December 31, 2024, we had $11.2 million of net operating loss carry-forwards.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period is not deductible. At December 31, 2024, we had no capital loss carryovers.

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

SUPERVISION AND REGULATION

General

BankProv is a Massachusetts-chartered stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. BankProv is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its primary federal regulator and primary deposit insurer. BankProv is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its safety and soundness and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. BankProv is a member of the Federal Home Loan Bank of Boston.

The system of regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the Federal Deposit Insurance Corporation, the protection of the federal deposit insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes.

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

Dividends. A Massachusetts stock savings bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. A Massachusetts savings bank with outstanding preferred stock may not, without the prior approval of the Massachusetts Commissioner of Banks, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or to a fund for the retirement of any preferred stock. For this purpose, net profits mean the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

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

Loans to a Bank’s Insiders. Massachusetts law provides that a Massachusetts financial institution shall comply with Regulation O of the Federal Reserve Board, which generally requires that extensions of credit to insiders and insiders’ related interests:

●

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●

not exceed certain limitations on the amount of credit extended to such persons and their related interests, individually and in the aggregate, which limits are based, in part, on the amount of the Massachusetts financial institution’s capital.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

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

As of December 31, 2024, the Bank has opted into the community bank leverage ratio framework.

As of December 31, 2024, BankProv exceeded all capital adequacy requirements to which it was subject, and was categorized as a well-capitalized institution under the prompt corrective action regulations discussed below.

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

In addition, the Federal Deposit Insurance Corporation is authorized to permit a state bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the federal deposit insurance fund. The Federal Deposit Insurance Corporation has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a state nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if the bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

The previously referenced rulemaking to establish a “community bank leverage ratio” adjusted the referenced categories for qualifying institutions that opt into the alternative framework for regulatory capital requirements. Institutions that exceed the community bank leverage ratio would be considered to have met the capital ratio requirements to be “well capitalized” for the agencies’ prompt corrective regulations. As of December 31, 2024, BankProv was a “well capitalized” institution under the Federal Deposit Insurance Corporation prompt corrective action regulations.

Transaction with Affiliates and the Federal Reserve Board's Regulation W. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act, as made applicable to BankProv through Section 18(j) of the Federal Deposit Insurance Act, and Regulation W, as made applicable through Federal Deposit Insurance Corporation regulation. Under Sections 23A and 23B and Regulation W, an affiliate of a bank includes any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except depository institutions and financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such bank’s capital stock and surplus, and with all such covered transactions with all affiliates to an amount equal to 20.0% of such bank’s capital stock and surplus. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. In addition, loans or other extensions of credit by the financial institution to an affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act. Section 23B of the Federal Reserve Act applies to “covered transactions” as well as to certain other transactions, including the provision of services and the sale of assets by a bank to an affiliate, and requires that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable, to the institution or its subsidiary as prevailing at the time for comparable transactions with or involving a non-affiliate.

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

Federal Insurance of Deposit Accounts. BankProv is a member of the federal deposit insurance fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in BankProv are insured up to a maximum of $250,000 for each separately insured depositor per account ownership category.

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

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of federal deposit insurance.

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

On October 24, 2023, the Federal Deposit Insurance Corporation and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. Under the revised regulations, the applicability date for the majority of the provisions is January 1, 2026, and additional requirements will be applicable under the revised regulations on January 1, 2027. On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction enjoining the federal banking agencies from enforcing the new CRA regulations against the plaintiff bank industry trade groups, and extending the regulations’ implementation dates day-for-day for each day the injunction is in place.

Massachusetts has its own statutory counterpart to the CRA which is also applicable to BankProv. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office, or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. BankProv’s most recent rating under Massachusetts law was “Satisfactory.”

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

Bank Secrecy Act, USA PATRIOT Act, and Anti-Money Laundering Regulations. BankProv is subject to federal anti-money laundering and anti-terrorist financing laws, including the Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), and those laws’ implementing regulations issued by the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”). The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the BSA, Title III of the USA PATRIOT Act implemented measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Together, the BSA and USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other things, the BSA and the USA PATRIOT Act, and their implementing regulations require banks to: establish anti-money laundering and countering the financing of terrorism (“AML/CFT”) compliance programs that include policies, procedures, and internal controls, the appointment of AML/CFT compliance officer, a training program, independent testing, and customer due diligence; file certain reports with FinCEN and law enforcement that are designed to assist in the detection and prevention of money laundering and terrorist financing activities; establish programs specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers; in certain circumstances, comply with enhanced due diligence policies, procedures and controls designed to detect and report money-laundering, terrorist financing and other suspicious activity; monitor account activity for suspicious transactions; and conduct heightened levels of review for certain high risk customers or accounts. The USA PATRIOT Act also includes prohibitions on correspondent accounts for foreign shell banks and requires compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

Other Applicable Federal and State Laws and Regulations

Interest and other charges collected or contracted for by BankProv are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
●	Massachusetts Debt Collection Regulations, establishing standards, by defining unfair or deceptive acts or practices, for the collection of debts from persons within the Commonwealth of Massachusetts;
●	The General Laws of Massachusetts, Chapter 167E, which governs BankProv’s lending powers; and
●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of BankProv also are subject to, among others, the:

●

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	General Laws of Massachusetts, Chapter 167D, which governs deposit powers.

Federal Home Loan Bank System

BankProv is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. BankProv was in compliance with this requirement at December 31, 2024. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on their stock. The Federal Home Loan Banks are required to provide funds for certain purposes including, for example, contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. In 2024, the Federal Home Loan Bank of Boston paid dividends equal to an annual yield of 8.40%. There can be no assurance that such dividends will continue in the future.

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

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial and managerial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, the Federal Reserve Board has issued guidance that requires consultation with the agency prior to a bank holding company’s payment of dividends or repurchase of stock under certain circumstances. These regulatory policies could affect the ability of Provident Bancorp, Inc. to pay dividends, repurchase its stock or otherwise engage in capital distributions.

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

ITEM 1A.          RISK FACTORS

An investment in common stock involves risks. Stockholders should carefully consider the risks described below, together with other information contained in this Annual Report on Form 10-K and other documents that we have filed with the Securities and Exchange Commission (the “SEC”), before making any purchase or sale decisions regarding the Company’s common stock. If any of the following risks actually occur, the Company’s financial condition or operating results may be adversely affected. In that case, the trading price of the Company’s common stock may decline and stockholders may lose part or all of their investment in the Company’s common stock.

Risks Related to Our Lending Activities

Our emphasis on commercial business, commercial real estate, real estate, construction and land development lending involves risks that could adversely affect our financial condition and results of operations.

During the year ended December 31, 2024, we deemphasized enterprise value lending, and focused on commercial real estate lending, including multi-family lending, and in-market commercial business lending. As of December 31, 2024, our commercial loan portfolio, which includes commercial real estate, multi-family, construction and land development, commercial business, and enterprise value loans, totaled $1.06 billion, or 80.0% of total loans. As a result, our credit risk profile may be higher than traditional savings institutions that have higher concentrations of one- to four-family residential loans. These types of commercial lending activities, while potentially more profitable than one- to four-family residential lending, are generally more sensitive to regional and local economic conditions. Because payments on commercial real estate loans and multi-family loans typically often depend on the successful operation of the borrower’s business or the income stream of the real estate securing the loan as collateral, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or in the economy, changes in government regulations or changes in the level of interest rates. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Collateral evaluation and financial statement analysis of these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis.

Commercial business and enterprise value loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time, may be illiquid, and may fluctuate in value based on the success of the business, guarantor, or market conditions.

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

Our construction and land development loan portfolio expose us to greater risks than other mortgage loans.

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

A secondary market for most types of commercial real estate, multi-family, construction and land development, commercial business, and enterprise value loans is not readily available, so we generally do not have an economically feasible opportunity to mitigate credit risk by selling part or all of our interest in these loans.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

Regulators have promulgated guidance that provides that a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (1) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (2) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital, and the outstanding balance of the Bank's CRE loan portfolio has increased 50% or more during the prior 36 months. As of December 31, 2024, our loans of the type described in (2) above represented 287.87% of total Bank capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flows from the real estate held as collateral and that are likely to be at greater risk due to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or out of an abundance of caution). The guidance assists banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Although we do not have a CRE concentration as defined by regulatory guidance, we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance. However, our regulators could require us to implement additional policies and procedures that may result in additional costs to us, may result in a curtailment of our multi-family and commercial real estate lending and/or require that we maintain higher levels of regulatory capital, any of which would adversely affect our loan originations and results of operations.

If our allowance for credit losses for loans is not sufficient to cover actual loan losses, our earnings could decrease.

The Company has an allowance for credit losses for loans maintained through a provision for credit losses charged to expense. This represents our estimate of current expected credit losses based on management’s estimate of current expected credit losses over the contractual life of the existing loan portfolio. The determination of the appropriate level of the allowance is inherently subjective and requires that we make significant estimates of current credit risks and current trends and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic and other conditions affecting borrowers, including inflation and interest rates, along with new information regarding existing loans, may indicate the need for a future increase in the allowance. In addition, federal and state regulators periodically review our allowance for credit losses, and as a result of these reviews we may increase our credit loss expense or recognize further loan charge-offs. Material additions to the allowance would materially decrease our net income.

Changes in the secondary mortgage market may impede our ability to collect repayment on the mortgage warehouse facility lines.

Mortgage warehouse loans are facility lines to non-bank mortgage origination companies. The underlying collateral of these facility lines are residential real estate loans. Loans are originated by the mortgage companies for sale into secondary markets. The primary source of repayment of the facility lines is the cash flow upon sale of the loans. Changes in the secondary mortgage market may impede the mortgage companies’ ability to sell the loans and repay their facility lines. Such events could result in an increase to our provision for credit losses, which could decrease our net income.

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

Risks Related to Laws and Regulations

The fiscal monetary and regulatory policies of the federal government and its agencies could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the monetary and related policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The Federal Reserve Board’s policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the overall economy and the operating results of financial institutions in the past and may continue to do so in the future.

Additionally, Congress and the administration, through executive orders, can impact fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.

The monetary and related policies of the Federal Reserve Board and other governmental policies have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond BankProv’s control and the effects of such policies upon our business, financial condition and results of operations cannot be predicted.

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

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network. Rules issued consistent with these laws and their implementing regulations require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. We also provide services to non-traditional deposit customers, such as digital currency customers, which require an enhanced Bank Secrecy Act program and enhanced Know Your Customer and compliance policies and procedures. We may become subject to additional regulatory scrutiny as a result of providing products and services to digital currency industry customers. Our primary banking regulators may be less familiar with the digital currency industry or may consider the industry to involve greater risks than more established industries.

Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. To date, we have not been subject to fines, other penalties, or suffered business or reputational harm with respect to potential money laundering activities or related laws and regulations.

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

Federal regulations establish minimum capital requirements for insured depository institutions. For an entity that has opted into using the community bank leverage ratio, such as BankProv, the current minimum community bank leverage ratio requirement is 9%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

At December 31, 2024, BankProv met all of these applicable regulatory capital requirements.

The application of these capital requirements could, among other things, result in lower returns on equity, require raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of additional liquidity requirements could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares.

If deposits in excess of Federal Deposit Insurance Corporation insurance limits exceed thresholds established by the Depositors Insurance Fund with respect to certain Massachusetts financial institutions, we may lose the benefits of excess deposit insurance provided by the Depositors Insurance Fund.

As a Massachusetts savings bank, our deposits are insured in full beyond federal deposit insurance coverage limits by the Depositors Insurance Fund, a private excess deposit insurer created under Massachusetts law. We believe offering full deposit insurance gives us a competitive advantage for individual, corporate and municipal depositors having deposit balances in excess of Federal Deposit Insurance Corporation insurance limits. However, the Depositors Insurance Fund may require member savings banks that pose greater than normal loss exposure risk to the Depositors Insurance Fund to take certain risk-mitigating measures or withdraw from the Depositors Insurance Fund. In such an event, we may be required to reduce our level of excess deposits, pay for the reinsurance of our excess deposits, make an additional capital contribution to the Depositors Insurance Fund, provide collateral or take other risk-mitigating measures that the Depositors Insurance Fund may require, which may include entering into reciprocal deposit programs. Reducing our excess deposits by taking any of the above risk-mitigating measures, which allows deposits to run off, reduces our overall level of deposits and increases the extent to which we may need to rely in the future on other, more expensive or less stable sources for funding, including Federal Home Loan Bank advances, which would reduce net income. Shifting excess deposits into reciprocal deposit programs may result in higher funding costs, which also would reduce net income.

The Federal Reserve Board may require us to commit capital resources to support BankProv.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to contribute capital into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital contribution may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any borrowing that must be done by the Company to make a required capital contribution becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

We may become subject to enforcement actions even though non-compliance was inadvertent or unintentional.

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and other economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for non-compliance even though the non-compliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.

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

Future increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our earnings.

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

We provide banking products and services to our financial technology company (“fintech”) partners, which includes payments infrastructure and deposit services. Federal bank regulators have increasingly focused on the risks related to bank and fintech partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology. This focus is demonstrated by regulatory enforcement actions against other banks that have allegedly not adequately addressed these concerns while growing their BaaS offerings. We could be subject to additional regulatory scrutiny with respect to that portion of our business that could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company.

Furthermore, while a financial institution can benefit from a fintech’s products and technology to reach new customers and previously underserved communities, the financial institution bears ultimate accountability for its partners’ compliance and risk management, including with respect to penalties, fines, and other measures that bank regulatory agencies take in the event of non-compliant activity or risks that are not well controlled. In addition, end customers of fintech may not conduct deposit activity in the same manner as other customers or the fintech itself. In recognition of this risk, in February 2023, the federal bank regulatory agencies issued joint guidance on liquidity risks related to crypto-asset-related entities, including guidance that financial institutions should actively monitor the liquidity risks inherent in such funding sources and establish and maintain effective risk management and controls commensurate with the level of liquidity risks from such funding sources. In addition, in July 2024 federal banking agencies issued a joint statement and request for information on banks' arrangements with third parties to deliver bank deposit products and services to end users. Our failure to properly monitor such liquidity risks and/or manage such risk could subject us to regulatory fines or other penalties, or business or reputational harm, and could adversely affect our financial condition and results of operations.

Risks Related to our Business Strategy

Strong competition for banking services could hurt our profits and slow growth.

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, either of which may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer products and services that we do not provide. In addition, we face increasing competition for investors’ funds and banking services from other financial service companies such as fintech companies, brokerage firms, credit unions, money market funds, mutual funds and other corporate and government securities. We may have difficulty entering into new lines of business or new markets that are already served by existing financial institutions or other entities. Conversely, our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas. Competitive factors driven by consumer sentiment or otherwise can also reduce our ability to generate fee income, such as through overdraft fees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to effectively compete, our results of operations may be negatively affected.

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

Unlike larger financial institutions that are generally more geographically diversified, our real estate lending, and a large portion of our commercial business lending, depends primarily on the general economic conditions in Northeastern Massachusetts and Southern and Central New Hampshire. Certain types of our commercial business loans are originated nationally and will be impacted by national or regional economic conditions. Economic conditions, particularly in our local market area, have a significant impact on the ability of the borrowers to repay loans and the value of the collateral securing these loans.

A significant decline in general economic conditions, caused by inflation, recession, implementation of tariffs or other domestic or international policies, international tensions, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could impact our local economic conditions and could further negatively affect the financial results of our banking operations and could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

●	demand for our products and services may decline;
●	loan delinquencies, problem assets and foreclosures may increase;
●	collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
●	our allowance for credit losses may increase;
●	the value of our securities portfolio may decline; and
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. If the Federal Reserve Board elects to increase market interest rates, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Interruption of our customers' supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans.

Any material interruption in our customers' supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, reductions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers' supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers' supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

Risks Related to Operational Matters

System failure or breaches of our network security could materially and adversely affect our business, as well as subject us to increased operating costs as well as litigation and other liabilities.

Our ability to provide reliable service to customers and other network participants, as well as conduct our internal operations, depend on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our retail distributors, network acceptance members and third-party processors, including our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Our business involves the movement of large sums of money, processing large numbers of transactions and managing the data necessary to do both. Interruptions in our service may result for a number of reasons. Any damage or failure that causes an interruption in our operations could cause customers, retail distributors and other partners to become dissatisfied with our products and services or obligate us to issue credits or pay fines or other penalties to them and could have a material adverse effect on our financial condition and results of operations.

Cyber-attacks and information security breaches could compromise our information or result in the data of our customers being improperly divulged, which could expose us to liability and losses.

Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. We are subject to such cyber-attacks or other information security breaches, which could result in losses. Additionally, our risk exposure to security matters may remain elevated or increase in the future due to, among other things, the increasing size and prominence of the Company in the financial services industry, our expansion of Internet and mobile banking tools and products based on customer needs, and an increased level of employees working remotely. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses, customers or third parties, or cyber-attacks or security breaches of the networks, systems or devices that our customers or third parties use to access our products and services could result in customer attrition, financial losses, the inability of our customers or vendors to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Although we take protective measures to maintain the confidentiality, integrity and availability of information, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect themselves from cyber-attacks or to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks, a breach of our systems and global payments infrastructure or those of our fintech partners and processors could result in: losses to us and our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of investigation and remediation and the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; an inability to grow our online services or other businesses; additional regulatory scrutiny, investigation or penalties; and/or exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our reputation, business, financial condition and results of operations. Although the impact to date for these type of events has not had a material impact on us, we cannot be sure this will be the case in the future.

Our failure to successfully keep pace with technological changes could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve clients and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

Our continued development of innovative banking solutions will require us to devote management time and financial resources to making corresponding refinements to our enterprise risk management framework. We may not be successful in designing or implementing adjustments to our enterprise risk management to address changes in one or more of our businesses.

Risks Related to Liquidity and Funding

A lack of liquidity could adversely affect the Company’s financial condition and results of operations.

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by such external factors as the direction and level of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

Other primary sources of funds consist of cash flows from operations, maturities of loans and, to a lesser extent, securities, and borrowings from the FHLB of Boston. The Company also has an available line of credit with the FRB Boston discount window. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of Federal Home Loan Bank advances, credit available from the Federal Reserve Bank of Boston, proceeds from the sale of loans and securities, federal funds purchased, brokered certificates of deposit, listing service deposits, and other lines of credit. As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability in accessing these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Our business model may be more highly susceptible than comparably sized banks to fluctuations in our liquidity levels, due to cash needs of customers such as payroll providers, or a decrease in the number of smaller businesses that we service. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and results of operations would be adversely affected.

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

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Any such losses could materially and adversely affect our results of operations.

Risks Related to Environmental and Other Global Matters

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or regulations or more stringent interpretations or enforcement policies with respect to existing laws and regulations may increase our exposure to environmental liability, and heightened pressure from investors and other stakeholders may require us to incur additional expenses with respect to environmental matters. Although we perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses may also change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes and other issues. The impact on our customers will likely vary depending on their specific attributes, including reliance on carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

We, and other participants in the financial services industry upon whom we rely on to operate, have been and may in the future become involved in legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

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

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers, employees, or directors. We have policies and procedures in place to protect against these occurrences and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our operating results.

Various factors may make takeover attempts more difficult to achieve.

Certain provisions of our articles of incorporation and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of Provident Bancorp, Inc. without our Board of Directors’ approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company, including shares of our common stock or any shares of our voting preferred stock, creates a rebuttable presumption that the acquirer “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve Board before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including BankProv.

There also are provisions in our articles of incorporation that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of the shares of common stock outstanding. Furthermore, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our management and directors, employment agreements that we have entered into with our executive officers and other factors may make it more difficult for companies or persons to acquire control of Provident Bancorp, Inc. without the consent of our Board of Directors. Taken as a whole, these statutory provisions and provisions in our articles of incorporation and agreements could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.         CYBERSECURITY

Risk Management and Strategy

As part of our overall Enterprise Risk Management strategy, we maintain a robust Information Technology and Security Management Program (“ITSM”), which includes processes to assess, identify, monitor and manage cybersecurity risks. The program includes provisions for annual cybersecurity risk assessments, ongoing monitoring and testing, as well as annual training for employees, executives, and Board Members. We use the Federal Financial Institutions Examination Council’s (“FFIEC”) cybersecurity assessment tool to identify risks and ascertain cybersecurity preparedness and the National Institute of Standards and Technology’s (“NIST”) Cybersecurity Framework to benchmark our internal policies and procedures against best practices. We engage consultants and auditors to assist in the completion of our annual risk assessment and review of controls related to the ITSM.

The Company also maintains a robust Vendor Risk Management program to manage risks related to third-party relationships in a manner that is consistent with the Company’s strategic goals, organizational objectives, and risk appetite. This includes comprehensive risk and control assessments with respect to the appropriate safeguarding of sensitive information.

We maintain cybersecurity insurance coverage to mitigate potential financial impacts from cyber incidents, such as data breaches and system disruptions. However, such insurance may not cover all types of damages, and we cannot guarantee that our coverage will be sufficient to fully protect us from the financial consequences of a cyberattack.

To date, there have been no cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, the Bank, our business strategy, results of operations, or financial condition.

Governance

The Board of Directors is responsible for overseeing the development, approval, implementation and maintenance of the ITSM, including overseeing the program’s execution in accordance with the overall strategic goals of the Bank. The Board conducts oversight, in part, through the use of committees. The Risk Management Committee (“RMC”) of the Board of Directors is charged with monitoring and reviewing risk assessments, assurance, testing, and training as well as overseeing the correction of identified deficiencies as they relate to the ITSM. The Company’s Information Security Team is comprised of the information security officer (“ISO”) and a cyber-risk analyst. With input from the Information Technology and Risk departments, the Information Security Team is responsible for incident management, disaster recovery, business continuity and cybersecurity programs and policies. The Bank’s Incident Response Manual and Cyber Incident Policy outline how potential cybersecurity threats or incidents are communicated to the RMC. The RMC is responsible for determining if cybersecurity incidents or threats should be escalated to the Board of Directors. The Information Security Team and the RMC work together to mitigate cybersecurity threats or incidents.

The ISO is responsible for cybersecurity under the ITSM and holds a Certified Information Security Manager certification and was a former Chief Information Security Officer (“CISO”) for the United States segment of a multi-national bank. The ISO reports directly to the Executive Vice President, Chief Risk Officer of the Bank who is a member of the executive team. The Chief Operating Officer, who is a member of the executive team, is a former CISO and holds both a Certified Fraud Examiner and Certified Information Security Manager certification. The Chair of the RMC of the Board also has multiple certifications in information and cybersecurity, including a Certified Information Systems Security Professional certification.

ITEM 2.          PROPERTIES

At December 31, 2024, we conducted business through our main office and six branch offices located in Amesbury and Newburyport, Massachusetts and Bedford, Exeter, Portsmouth and Seabrook, New Hampshire, as well as a loan production office located in Ponte Vedra, Florida. We own five of our offices, including our main office, and lease two of our branch offices as well as a loan production office. At December 31, 2024, the total net book value of our land, buildings, furniture, fixtures, equipment and lease right-of-use assets was $15.9 million, which includes $2.3 million in assets held for sale.

ITEM 3.         LEGAL PROCEEDINGS

On October 24, 2024, the Company received a letter from the staff of the Boston Regional Office of the SEC informing the Company that the staff had made a preliminary determination to recommend that the SEC file an action against the Company for violating certain sections of the federal securities laws (the “Wells Notice”). The staff has indicated that the Wells Notice relates to the Company’s disclosures regarding loans that the Company made to companies engaged in the mining of cryptocurrency – a line of business the Company ceased originating new loans in as of October 2022. The Wells Notice indicates that the staff’s recommendation to the SEC may involve a civil injunction action or other action allowed by law, and may seek remedies that include an injunction, disgorgement, pre-judgment interest, civil money penalties, and such other relief as may be available.

The Company is pursuing the Wells Notice process and continues to discuss a potential resolution with the staff. The results, costs, timing and other potential consequences of the above matter are unknown at this time. Associated legal costs are expensed as incurred.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Capital Market under the symbol “PVBC.” The approximate number of holders of record of Provident Bancorp Inc.’s common stock as of March 19, 2025, was 671. Certain shares of Provident Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(e) Stock Repurchases. On December 2, 2024, the Company announced that its Board of Directors had adopted a stock repurchase program under which it may repurchase up to 883,366 shares of its common stock, or approximately 5.0% of the then-outstanding shares. The Company did not repurchase any shares of its outstanding common stock under this program during the year ended December 31, 2024.

ITEM 6.          RESERVED

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects management's analysis of the financial condition and results of operations as of and for the years ended December 31, 2024 and 2023. You should read the information in this section in conjunction with the business and financial information regarding Provident Bancorp, Inc., including the Consolidated Financial Statements and relevant statistical data, provided in this Annual Report.

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

Allowance for Credit Losses for Loans.

The allowance for credit losses for loans (“ACLL”) represents management’s estimate of expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the ACLL is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACLL in those future periods.

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

While management utilizes its best judgment and information available, the ultimate adequacy of our ACLL is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, and changes in interest rates. For more information regarding the Allowance for Credit losses for Loans refer to Note 2 of the Consolidated Financial Statements included in this Annual Report.

Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of Provident Bancorp, Inc. for the years ended and at the dates indicated. The following is only a summary and you should read it in conjunction with the business and financial information regarding Provident Bancorp, Inc. contained elsewhere in this Annual Report. The information at December 31, 2024 and 2023, and for the years ended December 31, 2024 and 2023, is derived in part from the audited consolidated financial statements that appear in this Annual Report.

	At December 31,
	2024	2023	2022	2021	2020
Financial Condition Data:	(In thousands)
Total assets	$1,593,170	$1,670,309	$1,636,381	$1,729,283	$1,505,781
Cash and cash equivalents	169,142	220,332	80,629	153,115	83,819
Debt securities available-for-sale (at fair value)	25,693	28,571	28,600	36,837	32,215
Federal Home Loan Bank stock, at cost	2,697	4,056	4,266	785	895
Loans held for sale	—	—	—	22,846	—
Loans, net of allowance for credit losses (1)	1,305,508	1,321,158	1,416,047	1,433,803	1,314,810
Bank-owned life insurance	46,017	44,735	43,615	42,569	36,684
Deposits	1,308,960	1,331,222	1,279,582	1,459,895	1,237,428
Borrowings	44,563	104,697	126,829	13,500	13,500
Total shareholders' equity (2)	231,087	221,902	207,542	233,782	235,856

	At December 31,
	2024	2023	2022	2021	2020
Operating Data:	(In thousands, except per share data)
Interest and dividend income	$89,457	$90,297	$79,327	$64,803	$60,403
Interest expense	38,966	32,126	4,297	3,370	5,931
Net interest and dividend income	50,491	58,171	75,030	61,433	54,472
Total credit loss expense (benefit)	1,003	(678)	56,428	3,887	5,597
Net interest and dividend income after credit loss (benefit) expense	49,488	58,849	18,602	57,546	48,875
Other noninterest income	5,912	7,061	6,149	5,166	3,543
Write down of other assets and receivables	—	—	395	225	2,207
Noninterest expense	46,019	51,133	51,614	40,394	33,601
Income (loss) before income taxes	9,381	14,777	(27,258)	22,093	16,610
Income tax expense (benefit)	2,110	3,823	(5,790)	5,954	4,625
Net income (loss)	$7,271	$10,954	$(21,468)	$16,139	$11,985

Earnings (loss) per common share:
Basic	$0.43	$0.66	$(1.30)	$0.96	$0.66
Diluted	$0.43	$0.66	$(1.30)	$0.93	$0.66

(1)	Excludes loans held-for-sale.
(2)	Includes retained earnings and accumulated other comprehensive income/loss.

	At or For the Year Ended December 31,
	2024	2023	2022	2021	2020
Performance Ratios:
Return (loss) on average assets	0.46%	0.66%	(1.24)%	1.02%	0.89%
Return (loss) on average equity	3.21%	5.10%	(9.26)%	6.86%	5.05%
Interest rate spread (1)	2.27%	2.63%	4.34%	3.89%	3.93%
Net interest margin (2)	3.42%	3.71%	4.61%	4.06%	4.23%
Efficiency ratio (3)	81.59%	78.39%	64.07%	60.99%	61.72%
Dividend payout ratio	—%	—%	(9.26)%	15.86%	13.65%
Average interest-earning assets to average interest-bearing liabilities	143.27%	152.87%	199.92%	176.80%	165.71%
Average equity to average assets	14.36%	12.85%	13.43%	14.82%	17.58%

Regulatory Capital Ratios:
Total capital to risk weighted assets (bank only) (4)	N/A	14.02%	12.62%	14.18%	14.60%
Tier 1 capital to risk weighted assets (bank only) (4)	N/A	12.77%	11.37%	12.93%	13.35%
Community Bank Leverage Ratio – Tier 1 capital to average assets (bank only)	12.74%	11.59%	11.17%	12.07%	12.37%
Common equity tier 1 capital to risk weighted assets (bank only) (4)	N/A	12.77%	11.37%	12.93%	13.35%
Total capital to total assets (company)	14.50%	13.29%	12.68%	13.52%	15.66%

Asset Quality Ratios:
Allowance for credit losses for loans as a percentage of total loans (5)	1.59%	1.61%	1.94%	1.34%	1.39%
Allowance for credit losses for loans as a percentage of non-performing loans	100.96%	130.60%	102.51%	674.14%	341.72%
Net charge-offs as a percentage of average outstanding loans during the year	0.10%	0.35%	3.24%	0.22%	0.08%
Non-performing loans as a percentage of total loans (5)	1.57%	1.23%	1.90%	0.20%	0.41%
Non-performing loans as a percentage of total assets	1.31%	0.99%	1.67%	0.17%	0.36%
Total non-performing assets as a percentage of total assets	1.31%	0.99%	2.04%	0.17%	0.36%

Other:
Number of offices	7	7	7	7	7
Number of full-time equivalent employees	178	192	203	175	158

(1)	Interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percent of average interest-earning assets.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains on securities available-for-sale, net (if applicable).
(4)	As of December 31, 2024, the Bank has elected to be subject to the CBLR framework. As such, these ratios are no longer applicable.
(5)	Loans are presented at amortized cost before the allowance for credit losses.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

The Bank has continued to reduce its overall risk profile by transforming the mix of the loan portfolio towards traditional commercial real estate and in-market commercial lending, while decreasing its exposure to enterprise value lending and eliminating the digital asset portfolio.

Assets. Total assets decreased $77.1 million, or 4.6%, to $1.59 billion at December 31, 2024, compared to $1.67 billion at December 31, 2023, due primarily to decreases in cash and cash equivalents and net loans. For more information on cash sources and uses please refer to “– Liquidity and Capital Resources”.

Cash and Cash Equivalents. Cash and cash equivalents decreased $51.2 million, or 23.2%, to $169.1 million primarily due to decreases in deposits and borrowings, partially offset by a decrease in net loans.

Loan Portfolio Analysis. At December 31, 2024, total loans were $1.33 billion, a decrease of $16.1 million, or 1.2%, compared to $1.34 billion at December 31, 2023. The decrease in total loans was primarily driven by decreases in enterprise value loans of $123.8 million, or 28.6%, construction and land development loans of $49.8 million, or 63.9%, and a $12.3 million decrease resulting from the settlement and partial charge-off of the last remaining digital asset loan. These reductions were partially offset by increases in mortgage warehouse loans of $92.6 million, or 55.6%, and commercial real estate loans of $90.4 million, or 19.3%. These changes also include $47.4 million in construction and land development loans that converted to permanent commercial real estate loans during 2024. Approximately $33.8 million in loans were reclassified from the enterprise value to the commercial portfolio during 2024.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31, 2024		At December 31, 2023		At December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate (1)	$559,325	42.16%	$468,928	34.92%	$453,592	31.41%
Construction and land development	28,097	2.12	77,851	5.80	72,267	5.00
Residential real estate (2)	6,008	0.45	7,169	0.53	8,165	0.57
Mortgage warehouse	259,181	19.54	166,567	12.41	213,244	14.77
Commercial	163,927	12.36	176,124	13.12	216,931	15.02
Enterprise value	309,786	23.35	433,633	32.29	438,745	30.38
Digital asset	—	—	12,289	0.92	40,781	2.82
Consumer	271	0.02	168	0.01	391	0.03
Total loans	1,326,595	100.00%	1,342,729	100.00%	1,444,116	100.00%
Allowance for credit losses for loans	(21,087)		(21,571)		(28,069)
Net loans	$1,305,508		$1,321,158		$1,416,047

(1)	Includes multi-family loans.
(2)	Includes home equity loans and lines of credit.

Loan Maturity. The following table sets forth certain information at December 31, 2024 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

(In thousands)	Commercial real estate	Construction and land development	Residential real estate	Mortgage warehouse	Commercial	Enterprise Value	Consumer	Total Loans
Amounts due in:
One year or less	$25,165	$7,323	$—	$259,181	$39,602	$23,754	$271	$355,296
More than one year to five years	66,336	16,099	198	—	54,523	212,919	—	350,075
More than five years through 15 years	208,373	279	3,169	—	56,020	73,113	—	340,954
More than 15 years	259,451	4,396	2,641	—	13,782	—	—	280,270
Total	$559,325	$28,097	$6,008	$259,181	$163,927	$309,786	$271	$1,326,595

The following table sets forth our fixed and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total Due After December 31, 2025
Commercial real estate	$63,805	$470,355	$534,160
Construction and land development	16,239	4,535	20,774
Residential real estate	1,651	4,357	6,008
Commercial	52,316	72,009	124,325
Enterprise value	275,043	10,989	286,032
Total loans	$409,054	$562,245	$971,299

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

Delinquent Loans. The following tables set forth our loan delinquencies by type and amount at the dates indicated.

	At December 31,
	2024			2023			2022
	30-59	60-89	90 Days	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or more	Days	Days	or more	Days	Days	or more
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial real estate	$—	$—	$—	$18,226	$—	$—	$240	$—	$1
Residential real estate	285	69	241	—	—	236	—	—	73
Commercial	50	—	1,543	5	100	1,813	—	—	41
Enterprise value	—	—	—	3,348	—	—	—	—	92
Consumer	—	—	1	2	3	4	—	9	—
Total	$335	$69	$1,785	$21,581	$103	$2,053	$240	$9	$207

The decrease in delinquencies was primarily related to a decrease in commercial real estate loan delinquencies, related to one relationship, which was in the process of being modified at December 31, 2023.

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

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2024	2023	2022
Non-accrual loans:
Commercial real estate	$57	$—	$56
Residential real estate	366	376	227
Commercial	1,543	1,857	101
Enterprise value	18,920	1,991	92
Digital asset	—	12,289	26,488
Consumer	1	4	—
Total non-accrual loans	20,887	16,517	26,964

Other repossessed assets	—	—	6,051
Total non-performing assets	$20,887	16,517	$33,015

Total loans (1)	$1,326,595	1,342,729	$1,444,116
Total assets	$1,593,170	1,670,309	$1,636,381

Allowance for credit losses for loans as a percent of non-performing loans	100.96%	130.60%	104.10%
Non-performing loans as a percent of total loans (1)	1.57%	1.23%	1.87%
Non-performing assets as a percent of total assets	1.31%	0.99%	2.02%

(1)	Loans are presented at amortized cost.

The increase in our non-accrual loans and changes in the related ratios was primarily due to a $17.6 million enterprise value loan relationship that transitioned to non-accrual status during the second quarter of 2024, partially offset by a $12.3 million reduction in non-accrual loans due to the settlement and partial charge-off of the Bank’s last remaining digital asset loan relationship during the quarter ended June 30, 2024. The enterprise value relationship is with a wellness and pain management practice, currently in a period of transition with key personnel. The Bank continues to be in close contact with the company’s management team and tightly monitoring the execution of their plan to restore the successful operations of the practice. The Bank has been diligent in its efforts to secure its position, work out the loan to perform under its original terms, or seek to exit the relationship under terms acceptable to the Bank.

Potential Problem Loans. We classify certain commercial real estate, enterprise value, commercial, construction and land development, and digital asset loans as “special mention”, “substandard”, or “doubtful”, based on criteria consistent with guidelines provided by our banking regulators. Certain potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing at some time in the future. Potential problem loans also include non-accrual loans presented above. We expect the levels of non-performing assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets.

Other potential problem loans are those loans that are classified as “substandard” and are currently performing, but possible credit problems of the borrowers could threaten their ability to comply with contractual loan repayment terms. At December 31, 2024, other potential problem loans totaled $20.5 million, spanning six relationships, primarily in the commercial real estate and enterprise value portfolios. We perform continual credit monitoring on potential problem loans as part of our ongoing due diligence.

Financial Difficulty Modifications. The Company modifies loans to borrowers experiencing financial difficulty by providing the following types of modifications: principal forgiveness, other-than-insignificant payment delays, term extensions, interest rate reductions, or a combination of these modifications. Loans modified during 2024 to borrowers experiencing financial difficulty totaled $55.9 million, or 4.21% of total loans at December 31, 2024, $18.5 million of which were non-performing. See Note 4 – Loans and Allowance for Credit Losses for Loans of the Notes to the Consolidated Financial Statements for additional information. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of December 31, 2024, there were no past due balances or subsequent defaults related to loans modified during the year, nor had the Company committed to lend any additional funds to borrowers experiencing financial difficulty whose loans had been modified during the year ended December 31, 2024.

Activity in the Allowance for Credit Losses for Loans.

The following table sets forth activity in our allowance for credit losses for loans for the years indicated.

	At December 31,
(Dollars in thousands)	2024	2023	2022
Allowance at beginning of year	$21,571	$28,069	$19,496
Impact of adopting ASC 326	—	(2,588)	—
Provision for credit losses	887	863	56,428
Charge-offs:
Commercial real estate	—	1	—
Commercial	101	169	1,338
Enterprise value	—	4,788	351
Digital asset	2,124	—	46,350
Consumer	50	45	66
Total charge-offs	2,275	5,003	48,105
Recoveries:
Residential real estate	2	5	—
Commercial	3	160	131
Enterprise value	895	55	88
Consumer	4	10	31
Total recoveries	904	230	250
Net charge-offs	1,371	4,773	47,855
Allowance at end of year	$21,087	$21,571	$28,069
Allowance for credit losses for loans as a percent of total loans outstanding at end of year	1.59%	1.61%	1.94%
Net charge-offs as a percent of average loans outstanding during the year	0.10%	0.35%	3.24%

The decrease in the allowance of $484,000, or 2.2%, during 2024 was primarily due to a reduction in the general provision resulting from decreases in loan balances and changes in the portfolio mix, as well as reductions related to updated loss rates resulting from the annual review of our current expected credit loss model. These decreases were partially offset by a net increase in reserves on individually analyzed loans.

The following tables set forth net (recoveries)/charge-offs to average loans outstanding during the year based on loan categories.

	For the Year Ended December 31,
	2024			2023			2022
(Dollars in thousands)	Average Balance	Net Charge-offs / (Recoveries)	% of Net Charge-offs / (Recoveries) to Average Balance	Average Balance	Net Charge-offs	% of Net Charge-offs to Average Balance	Average Balance	Net Charge-offs / (Recoveries)	% of Net Charge-offs / (Recoveries) to Average Balance
Commercial real estate	$508,888	$—	—%	$436,858	$1	—%	$416,398	$—	—%
Construction and land development	56,511	—	—	88,236	—	—	64,172	—	—
Residential real estate (1)	6,690	(2)	(0.03)	7,605	(5)	(0.07)	15,078	—	—
Mortgage warehouse	222,637	—	—	161,100	—	—	203,429	—	—
Commercial	161,244	98	0.06	196,066	9	—	290,409	1,207	0.42
Enterprise value	387,108	(895)	(0.23)	437,476	4,733	1.08	373,213	263	0.07
Digital asset	2,860	2,124	74.27	20,805	—	—	112,883	46,350	41.06
Consumer	138	46	33.33	279	35	12.54	844	35	4.15

(1)	Includes loans held for sale in 2022; there were no loans held for sale in 2024 or 2023.

Allocation of Allowance for Credit Losses for Loans. The following tables set forth the ACLL allocated by loan category. The ACLL allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2024		2023		2022
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	for Credit	in Category	for Credit	in Category	for Credit	in Category
(Dollars in thousands)	Losses	to Total Loans	Losses	to Total Loans	Losses	to Total Loans
Commercial real estate	$3,715	42.16%	$4,471	34.92%	$5,062	31.41%
Construction and land development	104	2.12	407	5.80	909	5.00
Residential real estate	120	0.45	75	0.53	43	0.57
Mortgage warehouse	71	19.54	42	12.41	213	14.77
Commercial	2,198	12.36	2,493	13.12	3,582	15.02
Enterprise value	14,875	23.35	8,166	32.29	7,712	30.38
Digital asset	—	—	5,915	0.92	10,493	2.82
Consumer	4	0.02	2	0.01	55	0.03
Total allowance for credit losses	$21,087	100.00%	$21,571	100.00%	$28,069	100.00%

More information regarding the Allowance for Credit Losses for Loans can be found in Note 2 – Accounting Policies of the Notes to the Consolidated Financial Statements.

Securities Portfolio

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2024		2023		2022
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale:
State and municipal	$11,130	$10,551	$11,785	$11,400	$11,894	$11,071
Asset-backed securities	7,961	7,216	8,319	7,535	7,197	6,274
Government mortgage-backed securities	8,707	7,926	10,405	9,636	12,366	11,255
Total	$27,798	$25,693	$30,509	$28,571	$31,457	$28,600

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2024 are summarized in the following table. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yields are calculated based on amortized cost and no tax-equivalent yield adjustments have been made, as the amount of tax-free interest-earning assets is immaterial.

			More than		More than		More than
	One Year or Less		One Year to Five Years		Five Years to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
Securities available-for-sale:
State and municipal	$—	—%	$599	4.32%	$1,870	2.78%	$8,661	2.62%	$11,130	$10,551	2.74%
Asset-backed securities	—	—%	—	—%	6,542	2.42%	1,419	2.77%	7,961	7,216	2.48%
Government mortgage-backed securities	—	—%	606	1.64%	2,125	2.88%	5,976	2.66%	8,707	7,926	2.64%
Total	$—		$1,205		$10,537		$16,056		$27,798	$25,693

Our portfolio of investment securities are all available for sale, and consist of state and municipal securities, asset-backed securities, and government mortgage-backed securities and are reported at fair value. More information regarding the security classifications can be found in Note 3 – Debt Securities of the Notes to the Consolidated Financial Statements.

Deposits

Total deposits decreased $22.3 million, or 1.7%, to $1.31 billion at December 31, 2024 from $1.33 billion at December 31, 2023. The decrease in deposits was primarily driven by a decrease in deposits obtained through listing services of $89.2 million, or 65.2%, and a decrease in brokered deposits of $45.3 million, or 23.2%, partially offset by an increase in retail deposits of $112.3 million, or 11.2%.

The following tables set forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2024		2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing:
Retail deposits
Demand	$351,528	26.86%	$308,769	23.19%	$520,226	40.66%
Interest-bearing:
Retail deposits
NOW	83,270	6.36%	93,812	7.05%	145,533	11.37%
Regular savings	87,340	6.67%	99,712	7.49%	141,802	11.08%
Money market deposits	463,686	35.42%	440,925	33.12%	269,742	21.09%
Certificates of deposit	125,365	9.58%	55,692	4.18%	26,511	2.07%
Brokered deposits
Money market deposits	1	—%	15,483	1.16%	48,675	3.80%
Certificates of deposit	150,189	11.47%	180,000	13.52%	120,088	9.38%
Listing service deposits
Regular savings	44,858	3.43%	131,881	9.91%	—	—%
Certificates of deposit	2,723	0.21%	4,948	0.38%	7,005	0.55%
Total	$1,308,960	100.00%	$1,331,222	100.00%	$1,279,582	100.00%

As of December 31, 2024 an estimated $561.0 million of deposits were in excess of the FDIC’s $250,000 insurance limit but were insured in full through our participation in the Massachusetts Depositors Insurance Fund (“DIF”).

As of December 31, 2024, the aggregate amount of all of our certificates of deposit in amounts greater than or equal to $250,000, which excludes all brokered certificates of $150.2 million, was $67.0 million, of which $66.2 million is set to mature in 2025. A shorter duration on funding commitments was maintained to provide repricing optionality during 2025. The following table sets forth the maturity of these certificates as of December 31, 2024.

At
(Dollars in thousands)	December 31, 2024
Three months or less	$29,530
Over three through six months	24,696
Over six through twelve months	12,023
Over twelve months	760
Total	$67,009

Borrowings

Borrowings were $44.6 million and $104.7 million at December 31, 2024 and 2023, respectively. At December 31, 2024, advances from the FHLB consisted of short-term advances of $35.0 million and advances with original maturities more than one year of $9.6 million. The interest rate on the short-term advances from the FHLB ranged from 4.24% to 4.47% at December 31, 2024 with a weighted-average interest rate of 4.31%. The interest rates on FHLB long-term advances ranged from 1.21% to 1.32%, with a weighted average interest rate of 1.26% at December 31, 2024.

Shareholders’ Equity

As of December 31, 2024, shareholders’ equity was $231.1 million compared to $221.9 million at December 31, 2023, which represents an increase of $9.2 million, or 4.1%. The increase was primarily due to net income of $7.3 million.

Average Balance Sheets and Related Yields and Rates

The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as we consider the amount of tax-free interest-earning assets to be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
		Interest			Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$1,346,076	$83,178	6.18%	$1,348,425	$79,469	5.89%	$1,476,426	$77,253	5.23%
Short-term investments	102,255	5,292	5.18%	188,572	9,879	5.24%	118,726	1,277	1.08%
Debt securities available-for-sale	27,487	806	2.93%	27,576	769	2.79%	32,005	753	2.35%
Federal Home Loan Bank stock	2,688	181	6.73%	2,072	180	8.69%	1,667	44	2.64%
Total interest-earning assets	1,478,506	89,457	6.05%	1,566,645	90,297	5.76%	1,628,824	79,327	4.87%
Non-interest earning assets	98,063			105,187			98,049
Total assets	1,576,569			1,671,832			$1,726,873
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$193,263	$5,282	2.73%	$174,110	$3,128	1.80%	$152,964	$235	0.15%
Money market accounts	465,213	17,923	3.85%	474,845	16,605	3.50%	341,324	1,968	0.58%
NOW accounts	78,195	1,058	1.35%	111,809	767	0.69%	219,743	531	0.24%
Certificates of deposit	246,569	12,415	5.04%	223,585	10,089	4.51%	74,995	844	1.13%
Total interest-bearing deposits	983,240	36,678	3.73%	984,349	30,589	3.11%	789,026	3,578	0.45%
Borrowings
Short-term borrowings	39,129	2,164	5.53%	27,018	1,314	4.86%	11,421	422	3.69%
Long-term borrowings	9,625	124	1.29%	13,442	223	1.66%	14,308	297	2.08%
Total borrowings	48,754	2,288	4.69%	40,460	1,537	3.80%	25,729	719	2.79%
Total interest-bearing liabilities	1,031,994	38,966	3.78%	1,024,809	32,126	3.13%	814,755	4,297	0.53%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	307,491			415,222			661,368
Other noninterest-bearing liabilities	10,676			16,955			18,881
Total liabilities	1,350,161			1,456,986			1,495,004
Total equity	226,408			214,846			231,869
Total liabilities and equity	$1,576,569			$1,671,832			$1,726,873
Net interest income		$50,491			$58,171			$75,030
Interest rate spread (3)			2.27%			2.63%			4.34%
Net interest-earning assets (4)	$446,512			$541,836			$814,069
Net interest margin (5)			3.42%			3.71%			4.61%
Average interest-earning assets to interest-bearing liabilities	143.27%			152.87%			199.92%

(1)	Interest earned/paid on loans includes $3.0 million, $3.7 million, and $4.3 million in loan fee income for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)	Includes loans held for sale in 2022; no loans were held for sale during 2023 or 2024.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the year ended December 31, 2024			For the year ended December 31, 2023
	Compared to the year ended December 31, 2023			Compared to the year ended December 31, 2022
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
(In thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest-earning assets:
Loans	$3,848	$(139)	$3,709	$9,258	$(7,042)	$2,216
Short-term investments	(118)	(4,469)	(4,587)	7,467	1,135	8,602
Debt securities available-for-sale	39	(2)	37	128	(112)	16
Federal Home Loan Bank stock	(46)	47	1	123	13	136
Total interest-earning assets	3,723	(4,563)	(840)	16,976	(6,006)	10,970
Interest-bearing liabilities:
Savings accounts	1,779	375	2,154	2,856	37	2,893
Money market accounts	1,661	(343)	1,318	13,588	1,049	14,637
Now accounts	575	(284)	291	598	(362)	236
Certificates of deposit	1,232	1,094	2,326	5,575	3,670	9,245
Total interest-bearing deposits	5,247	842	6,089	22,617	4,394	27,011
Borrowings
Short-term borrowings	199	651	850	168	724	892
Long-term borrowings	(44)	(55)	(99)	(57)	(17)	(74)
Total borrowings	155	596	751	111	707	818
Total interest-bearing liabilities	5,402	1,438	6,840	22,728	5,101	27,829
Change in net interest and dividend income	$(1,679)	$(6,001)	$(7,680)	$(5,752)	$(11,107)	$(16,859)

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

General. Net income for the year ended December 31, 2024 was $7.3 million, which represents a $3.7 million decrease over the previous year. The decrease in net income was primarily driven by a $7.7 million, or 13.2%, decrease in net interest and dividend income, which totaled $50.5 million for the year ended December 31, 2024, partially offset by a decrease in noninterest expenses of $5.1 million, or 10.0%.

Interest and Dividend Income. Interest and dividend income decreased $840,000, or 0.9%, to $89.5 million for the year ended December 31, 2024, from $90.3 million for the year ended December 31, 2023. The decrease in interest and dividend income was primarily driven by a decrease in interest on short-term investments of $4.6 million, or 46.4%, primarily resulting from an $86.3 million, or 45.8% decrease in the average balance of short-term investments. This decrease was partially offset by an increase in interest and fees on loans of $3.7 million, or 4.7%, driven primarily by a 29 basis point increase on the yield on loans to 6.18% for the year ended December 31, 2024, compared to 5.89% for the year ended December 31, 2023.

Interest Expense. Total interest expense increased $6.8 million, or 21.3%, to $39.0 million for the year ended December 31, 2024, compared to $32.1 million for the year ended December 31, 2023. Interest expense on deposits was $36.7 million for the year ended December 31, 2024, an increase of $6.1 million, or 19.9%, from the year ended December 31, 2023. This increase was driven by an increase in the average cost of interest-bearing deposits of 62 basis points, to 3.73%, primarily due to higher-cost brokered and listing service deposits which, by December 31, 2024, had been significantly reduced. For the year ended December 31, 2024, interest expense on borrowings increased $751,000, or 48.9%, due to an increase in the average balance of borrowings of $8.3 million, or 20.5%, and an increase in the cost of borrowings of 89 basis points, to 4.69%. The Company's total cost of interest-bearing liabilities was 3.78% for the year ended December 31, 2024, which is an increase of 65 basis points, from 3.13% for the year ended December 31, 2023.

Provision for Credit Losses. A credit loss expense of $1.0 million was recognized for the year ended December 31, 2024, compared to a benefit of $678,000 for the year ended December 31, 2023. The credit loss expense recognized for the year ended December 31, 2024 was primarily driven by $10.1 million in reserves on a $17.6 million enterprise value relationship. This was partially offset by the settlement and partial charge-off of the last remaining loan in the digital asset portfolio which resulted in a $5.9 million reduction in related reserves as well as the payoff of an enterprise value loan which resulted in the elimination of $1.1 million in related reserves. Further reductions in the general provision resulted from decreases in loan balances and changes in the portfolio mix, as well as reductions related to updated loss rates resulting from the annual refresh of our current expected credit loss model. Net charge-offs of $1.4 million for the year ended December 31, 2024, were driven by the settlement and $2.1 million partial charge-off of the last remaining loan in the digital asset portfolio, partially offset by $895,000 in recoveries related to a previously charged-off enterprise value loan. Net charge-offs for the year ended December 31, 2023 totaled $4.8 million and were predominantly related to our enterprise value portfolio.

Noninterest Income. Noninterest income information is as follows.

	Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Customer service fees on deposit accounts	$2,813	$3,658	$(845)	(23.1)%
Service charges and fees - other	1,469	1,825	(356)	(19.5)%
Bank owned life insurance	1,282	1,120	162	14.5%
Other income	348	458	(110)	(24.0)%
Total noninterest income	$5,912	$7,061	$(1,149)	(16.3)%

For the year ended December 31, 2024, noninterest income decreased $1.2 million, or 16.3%, to $5.9 million, from $7.1 million for the year ended December 31, 2023. The decrease in noninterest income over the prior year was primarily due to decreases in fees generated by business lines that have been deemphasized by the Bank.

Noninterest Expense. Noninterest expense information is as follows.

	Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Salaries and employee benefits	$29,668	$31,266	$(1,598)	(5.1)%
Occupancy expense	1,666	1,692	(26)	(1.5)%
Equipment expense	610	599	11	1.8%
Deposit insurance	1,307	1,514	(207)	(13.7)%
Data processing	1,635	1,545	90	5.8%
Marketing expense	194	640	(446)	(69.7)%
Professional fees	3,683	4,843	(1,160)	(24.0)%
Directors' compensation	782	677	105	15.5%
Software depreciation and implementation	2,355	2,005	350	17.5%
Insurance expense	1,210	1,804	(594)	(32.9)%
Service fees	1,129	1,154	(25)	(2.2)%
Other	1,780	3,394	(1,614)	(47.6)%
Total noninterest expense	$46,019	$51,133	$(5,114)	(10.0)%

The decrease in noninterest expense over the prior year largely reflects the impact of the Bank lowering its risk appetite and realizing the associated reduction in the level of resources required to operate a traditional community bank.

Income Tax Provision. The Company recorded a provision for income tax of $2.1 million for the year ended December 31, 2024, reflecting an effective tax rate of 22.5%, compared to $3.8 million, or an effective tax rate of 25.9%, for the year ended December 31, 2023. The decrease in the 2024 effective tax rate was primarily driven by a higher proportion of total revenue coming from tax-exempt income.

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. We have established a management-level Asset/Liability Committee (“ALCO”), which meets at least quarterly and takes initial responsibility for developing an asset/liability management process and related procedures, establishing and monitoring reporting systems, and developing and monitoring asset/liability strategies and tactics. The ALCO also reviews any changes in strategies as well as the performance of any specific asset/liability management actions that have been implemented previously. On a quarterly basis, an outside consulting firm provides us with detailed information and analysis as to asset/liability management, including our interest rate risk profile. Ultimate responsibility for effective asset/liability management rests with our Board of Directors.

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

Net Interest Income Simulation. We analyze our sensitivity to changes in interest rates through a net interest income simulation model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period in the current interest rate environment. We then calculate what the net interest income would be for the same period under the assumption that interest rates increase or decrease by 100, 200, and 300 basis points from current market rates, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table presents the estimated changes in net interest income of BankProv, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning December 31, 2024 and 2023. All were within policy limits established by the Board of Directors as of the dates indicated.

	At December 31,
	2024		2023
	Estimated		Estimated
	Net Interest Income		Net Interest Income
(Dollars in thousands)	Over Next 12 Months	Change	Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
300	$58,392	(2.2)%	$47,002	(6.9)%
200	58,908	(1.4)	48,184	(4.5)
100	59,367	(0.6)	49,345	(2.2)
0	59,715	-	50,472	-
(100)	59,317	(0.7)	51,457	2.0
(200)	58,490	(2.1)	52,023	3.1
(300)	57,029	(4.5)	52,187	3.4

Economic Value of Equity Simulation. We also analyze our sensitivity to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We calculate EVE under the assumptions that interest rates increase or decrease by 100, 200, and 300 basis points from current market rates.

The following table presents the estimated changes in EVE of BankProv, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2024 and 2023, all of which were within policy limits established by the Board of Directors as of the dates indicated.

	At December 31,
	2024		2023
	Economic		Economic
	Value of		Value of
(Dollars in thousands)	Equity	Change	Equity	Change
Changes in Interest Rates (Basis Points)
300	$274,786	(7.30)%	$255,339	(7.60)%
200	280,987	(5.20)	261,705	(5.30)
100	289,125	(2.50)	270,493	(2.20)
0	296,473	—	276,438	—
(100)	297,438	0.30	277,376	0.30
(200)	293,880	(0.90)	272,729	(1.30)
(300)	283,859	(4.30)	260,766	(5.70)

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, borrowings, loan repayments and maturities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2024, cash and cash equivalents totaled $169.1 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $25.7 million at December 31, 2024. Warehouse loans that have a short-term duration, which totaled $226.6 million as of December 31, 2024, also provide additional sources of liquidity.

At December 31, 2024, we had a borrowing capacity of $166.8 million with the Federal Home Loan Bank of Boston, of which $35.0 million were short-term advances and $9.6 million were advances with original maturities greater than one year were outstanding. At December 31, 2024, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $243.4 million.

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

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2024 and 2023, we had $15.0 million and $8.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at December 31, 2024 and 2023, we had $156.5 million and $178.2 million in unadvanced funds to borrowers, respectively. We also had $1.5 million and $1.7 million in outstanding letters of credit at December 31, 2024 and 2023, respectively.

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

The Company maintains access to multiple sources of liquidity. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If large numbers of the Company’s deposit customers withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding. The Company actively monitors liquidity utilizing both time-series measures and traditional on-balance-sheet liquidity ratios. As of December 31, 2024 all liquidity measures were in compliance with policy limits established by the Board of Directors

BankProv is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks and the FDIC. At December 31, 2024, BankProv exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 11 – Regulatory Matters of the Notes to the Consolidated Financial Statements for additional information.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Provident Bancorp, Inc. begin on page F-1 of this Annual Report.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) was utilized. Based on this assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective at the reasonable assurance level.

The Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the Company’s status as a smaller reporting company.

ITEM 9B.         OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C.         DISLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the captions “Proposal 2—Election of Directors,” “Information About Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Code of Ethics for Senior Officers,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors”, “—Audit Committee”, and “—Insider Trading Policy” is incorporated herein by reference.

A copy of the Code of Ethics is available to shareholders on the “Governance” portion of the Investor Relations’ section on the Company’s website at www.bankprov.com.

ITEM 11.         EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation,” and “Corporate Governance—Committees of the Board of Directors—Compensation Committee” is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2024:

	Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,116,092	$11.17	266,823
Equity compensation plans not approved by security holders	—	—	—
Total	1,116,092	$11.17	266,823

(1) Reflects weighted average price of stock options only.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 2 — Election of Directors” is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the captions “Proposal 3—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K.

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2024 and 2023

(iii)	Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023

(iv)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023

(v)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2024 and 2023

(vi)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

(vii)	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1

Articles of Organization of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

3.2

Bylaws of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

3.3

Amendment to Bylaws of Provident Bancorp, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-39090), filed with the Securities and Exchange Commission on March 29, 2021)

3.4

Amendment to Bylaws of Provident Bancorp, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-39090), filed with the Securities and Exchange Commission on January 26, 2024)

4.1

Form of Common Stock Certificate of Provident Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

4.2

Description of registrant’s securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Provident Bancorp, Inc. for the year ended December 31, 2019, filed on March 13, 2020)

10.1

The Provident Bank Executive Annual Incentive Plan† (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.2

The Provident Bank 2005 Amended and Restated Long-Term Incentive Plan† (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.3

Provident Bancorp, Inc. 2016 Equity Incentive Plan† (incorporated by reference to Appendix A to the definitive proxy statement for the Special Meeting of Shareholders of Provident Bancorp, Inc. (File No. 001-37504), filed on August 9, 2016)

10.4

Form of Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)

10.5

Form of Non-Statutory Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)

10.6

Form of Restricted Stock Award Agreement† (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)

10.7

Provident Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Shareholders of Provident Bancorp, Inc. (file no. 001-39090), filed on October 19, 2020)

10.8

Form of Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-250886), filed with the Securities and Exchange Commission on November 23, 2020)

10.9

Form of Non-Qualified Stock Options Award Agreement† (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-250886), filed with the Securities and Exchange Commission on November 23, 2020)

10.10

Form of Restricted Stock Award Agreement† (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-250886), filed with the Securities and Exchange Commission on November 23, 2020)

10.11

Employment Agreement with Joseph B. Reilly† (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-39090), filed by the Company on October 29, 2024)

10.12	Employment Agreement with Kenneth R. Fisher† (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-39090), filed by the Company on October 29, 2024)
10.13

Separation Agreement and Full and Final Release of Claims by and among BankProv, Provident Bancorp, Inc. and Carol L. Houle† (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37514), filed by the Company on February 9, 2024)

10.14

Amended and Restated Employment Agreement with Joseph Mancini† (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company on February 21, 2023)

10.15

Amendment to the Standstill Agreement by and among Provident Bancorp, Inc., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P., Stilwell Value LLC, Joseph Stilwell and Dennis Pollack (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company on May 22, 2024)

19	Insider Trading Policies and Procedures
21

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-232018), initially filed with the Securities and Exchange Commission on June 7, 2019)

23.1	Consent of Independent Registered Public Accounting Firm (Crowe LLP)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101

The following financial statements from Provident Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date: March 31, 2025	/s/ Joseph B. Reilly
Joseph B. Reilly
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph B. Reilly Joseph B. Reilly	President, Chief Executive Officer, and Director	March 31, 2025

/s/ Kenneth R. Fisher Kenneth R. Fisher	Executive Vice President and Chief Financial Officer	March 31, 2025

/s/ Julienne R. Cassarino Julienne R. Cassarino	Director	March 31, 2025

/s/ Kathleen Chase Curran Kathleen Chase Curran	Director	March 31, 2025

/s/ Frank G. Cousins, Jr. Frank G. Cousins, Jr.	Director	March 31, 2025

/s/ James A. DeLeo James A. DeLeo	Director	March 31, 2025

/s/ Lisa B. DeStefano Lisa B. DeStefano	Director	March 31, 2025

/s/ Laurie H. Knapp Laurie H. Knapp	Director	March 31, 2025

/s/ Barbara A. Piette Barbara A. Piette	Director	March 31, 2025

/s/ Dennis S. Pollack Dennis S. Pollack	Director	March 31, 2025

/s/ Arthur W. Sullivan Arthur W. Sullivan	Director	March 31, 2025

PROVIDENT BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Provident Bancorp, Inc. and Subsidiary

Amesbury, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Provident Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses for Loans – Qualitative Factors

As described in Notes 2 and 4, the allowance for credit losses for loans (“ACLL”) is an accounting estimate of expected credit losses over the contractual life of financial assets carried at amortized cost. The Company has identified the ACLL as a critical accounting estimate. Management employs a process and methodology to estimate the ACLL that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors involves pooling loans into portfolio segments for loans that share similar risk characteristics. For all pooled loans except for Mortgage Warehouse, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The Mortgage Warehouse portfolio utilizes a remaining life methodology. These quantitative factors are also supplemented by certain qualitative factors reflecting management’s view of how losses may vary from those represented by quantitative rates. Qualitative factors considered by management include changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; changes in the experience, depth, and ability of lending management; changes in the quality of the organization’s loan review system; the existence and effect of any concentrations of credit and changes in the levels of such concentrations; the effect of other external factors (i.e. legal and regulatory requirements) on the level of estimated credit losses; and changes in volume and trends in classified loans, delinquencies, and loans on non-accrual status. In addition, the mortgage warehouse pool includes a qualitative factor for changes in international, national, regional, and local conditions as the ACLL model for this loan pool does not apply an economic regression model in the calculation of the historical loss rate. Changes in these assumptions could have a material effect on the Company’s financial results.

We considered auditing the qualitative factors to be a critical audit matter due to the significant judgment by management to determine the qualitative factors, which led to a high degree of auditor judgment, subjectivity and effort to evaluate the qualitative factors.

The primary procedures we performed to address this critical audit matter included:

●	Substantively testing management’s process to estimate the allowance for credit losses for loans qualitative factors calculation, including:
○	Evaluating the reasonableness of management’s methodology for developing the qualitative factors.
○	Evaluating the relevance and reliability of the internal and external data utilized in the determination of the qualitative factors.
○	Testing the mathematical accuracy of the allowance for credit losses for loans calculation, including qualitative factors.
○	Evaluating the reasonableness of management’s judgments and subjective measurements used in the qualitative factor calculation.

/s/ Crowe LLP

We have served as the Company's auditor since 2020.

Fort Lauderdale, Florida

March 31, 2025

PROVIDENT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(Dollars in thousands)	At December 31, 2024	At December 31, 2023
Assets
Cash and due from banks	$27,536	$22,200
Short-term investments	141,606	198,132
Cash and cash equivalents	169,142	220,332
Debt securities available-for-sale (at fair value)	25,693	28,571
Federal Home Loan Bank stock, at cost	2,697	4,056
Total loans	1,326,595	1,342,729
Allowance for credit losses for loans	(21,087)	(21,571)
Net loans	1,305,508	1,321,158
Bank owned life insurance	46,017	44,735
Premises and equipment, net	10,188	12,986
Accrued interest receivable	5,296	6,090
Right-of-use assets	3,429	3,780
Deferred tax asset, net	13,808	14,461
Other assets	11,392	14,140
Total assets	$1,593,170	$1,670,309

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$351,528	$308,769
Interest-bearing	957,432	1,022,453
Total deposits	1,308,960	1,331,222
Borrowings:
Short-term borrowings	35,000	95,000
Long-term borrowings	9,563	9,697
Total borrowings	44,563	104,697
Operating lease liabilities	3,862	4,171
Other liabilities	4,698	8,317
Total liabilities	1,362,083	1,448,407
Commitments and contingencies (see Note 17)	—	—
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,788,543 and 17,677,479 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	178	177
Additional paid-in capital	125,446	124,129
Retained earnings	113,561	106,285
Accumulated other comprehensive loss	(1,625)	(1,496)
Unearned compensation - ESOP	(6,473)	(7,193)
Total shareholders' equity	231,087	221,902
Total liabilities and shareholders' equity	$1,593,170	$1,670,309

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2024 and 2023

	Year Ended
(Dollars in thousands, except per share data)	December 31, 2024	December 31, 2023
Interest and dividend income:
Interest and fees on loans	$83,178	$79,469
Interest and dividends on debt securities available-for-sale	987	949
Interest on short-term investments	5,292	9,879
Total interest and dividend income	89,457	90,297
Interest expense:
Interest on deposits	36,678	30,589
Interest on short-term borrowings	2,164	1,314
Interest on long-term borrowings	124	223
Total interest expense	38,966	32,126
Net interest and dividend income	50,491	58,171
Credit loss expense - loans	887	863
Credit loss expense (benefit) - off-balance sheet credit exposures	116	(1,541)
Total credit loss expense (benefit)	1,003	(678)
Net interest and dividend income after credit loss expense (benefit)	49,488	58,849
Noninterest income:
Customer service fees on deposit accounts	2,813	3,658
Service charges and fees - other	1,469	1,825
Bank owned life insurance income	1,282	1,120
Other income	348	458
Total noninterest income	5,912	7,061
Noninterest expense:
Salaries and employee benefits	29,668	31,266
Occupancy expense	1,666	1,692
Equipment expense	610	599
Deposit insurance	1,307	1,514
Data processing	1,635	1,545
Marketing expense	194	640
Professional fees	3,683	4,843
Directors' compensation	782	677
Software depreciation and implementation	2,355	2,005
Insurance expense	1,210	1,804
Service fees	1,129	1,154
Other	1,780	3,394
Total noninterest expense	46,019	51,133
Income before income tax expense	9,381	14,777
Income tax expense	2,110	3,823
Net income	$7,271	$10,954
Earnings per share:
Basic	$0.43	$0.66
Diluted	$0.43	$0.66
Weighted average shares:
Basic	16,727,370	16,586,180
Diluted	16,782,893	16,594,685

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2024 and 2023

(In thousands)	2024	2023
Net income	$7,271	$10,954
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on debt securities available-for-sale	(167)	919
Unrealized (loss) gain	(167)	919
Income tax effect	38	(215)
Total other comprehensive (loss) income	(129)	704
Comprehensive income	$7,142	$11,658

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2024 and 2023

					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, December 31, 2022	17,669,698	$177	$122,847	$94,630	$(2,200)	$(7,912)	$207,542
Cumulative effect of change in accounting principle	—	—	—	696	—	—	696
Balance, January 1, 2023 (as adjusted for change in accounting principle)	17,669,698	177	122,847	95,326	(2,200)	(7,912)	208,238
Net income	—	—	—	10,954	—	—	10,954
Dividends forfeited	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	704	—	704
Share-based compensation expense, net of forfeitures	—	—	1,308	—	—	—	1,308
Restricted stock award grants, net	(1,002)	—	(74)	—	—	—	(74)
Stock options exercised, net	8,783	—	(18)	—	—	—	(18)
ESOP shares earned	—	—	66	—	—	719	785
Balance, December 31, 2023	17,677,479	$177	$124,129	$106,285	$(1,496)	$(7,193)	$221,902

Balance, December 31, 2023	17,677,479	$177	$124,129	$106,285	$(1,496)	$(7,193)	$221,902
Net income	—	—	—	7,271	—	—	7,271
Dividends forfeited	—	—	—	5	—	—	5
Other comprehensive loss	—	—	—	—	(129)	—	(129)
Share-based compensation expense, net of forfeitures	—	—	1,190	—	—	—	1,190
Restricted stock award grants, net	98,149	1	(56)	—	—	—	(55)
Stock options exercised, net	12,915	—	(18)	—	—	—	(18)
ESOP shares earned	—	—	201	—	—	720	921
Balance, December 31, 2024	17,788,543	$178	$125,446	$113,561	$(1,625)	$(6,473)	$231,087

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024 and 2023

(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$7,271	$10,954
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	125	158
ESOP expense	921	785
Change in deferred loan fees, net	(1,041)	(1,259)
Provision (benefit) for credit losses	1,003	(678)
Depreciation and amortization	1,074	1,095
Net gain on other repossessed assets	—	(145)
Decrease in accrued interest receivable	794	507
Deferred tax expense	691	1,868
Share-based compensation expense	1,190	1,308
Bank-owned life insurance income	(1,282)	(1,120)
Principal repayments of operating lease obligations	(119)	(111)
Net decrease in other assets	5,004	2,121
Net decrease in accrued supplemental executive retirement plan	(802)	(7,664)
Net decrease in other liabilities excluding accrued supplemental executive retirement plan	(2,933)	(2,267)
Net cash provided by operating activities	11,896	5,552

Cash flows from investing activities:
Purchases of debt securities available-for-sale	—	(1,817)
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	2,586	2,607
Redemption of Federal Home Loan Bank stock	1,359	210
Loan principal collections net of originations	15,804	97,873
Proceeds from other repossessed asset sales	—	6,196
Additions to premises and equipment	(370)	(339)
Net cash provided by investing activities	19,379	104,730

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing accounts	42,759	(211,457)
Net (decrease) increase in interest-bearing accounts	(65,021)	263,097
Net cash dividends forfeited on common stock	5	5
Payments from exercise of stock options, net	(18)	(18)
Net change in short-term borrowings	(60,000)	(13,500)
Net change in long-term borrowings	(134)	(8,632)
Shares surrendered related to tax withholdings on restricted stock awards	(56)	(74)
Net cash (used in) provided by financing activities	(82,465)	29,421
Net (decrease) increase in cash and cash equivalents	(51,190)	139,703
Cash and cash equivalents at beginning of year	220,332	80,629
Cash and cash equivalents at end of year	$169,142	$220,332

Supplemental disclosures:
Interest paid	$39,123	$31,988
Income taxes paid	334	163
Transfer of premises and equipment held for sale to other assets	2,256	—
Reduction to right-of-use assets and related operating lease liability due to renegotiated lease terms	189	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Provident Bancorp, Inc. (the “Company”) is a Maryland corporation whose primary purpose is to act as the holding company for BankProv (the “Bank”). The Bank’s headquarters and main office are located in Amesbury, Massachusetts, and it operates two branch offices in Northeastern Massachusetts, three branch offices in Southeastern New Hampshire and one branch in Bedford, New Hampshire. The Bank also has a loan production office in Ponte Vedra, Florida. BankProv is a Massachusetts-chartered stock savings bank that offers both traditional and innovative banking solutions to its consumer and commercial customers. The Bank’s primary deposit products are checking, savings, and term certificate accounts and its primary lending products are commercial real estate, commercial, and mortgage warehouse loans.

The Bank’s primary lending and deposit-gathering area encompasses the Seacoast Region of Northeastern Massachusetts, Southeastern New Hampshire and Southern Maine and extends to Concord and Manchester in Central New Hampshire. However, the Bank also receives deposits from business customers who are located nationwide in addition to our mortgage warehouse and enterprise value loans, which are offered nationwide. The Bank draws in deposits from the general public and uses those funds primarily to fund commercial real estate and commercial business loans, and, to a lesser extent, invest in securities. The Company aims to maintain a diversified portfolio, with no significant concentration in any particular industry or customer. Nonetheless, the ability of customers to repay their loans is influenced by local real estate conditions and broader economic factors.

NOTE 2 — ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting.

Use of Estimates

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ from that which was estimated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits with other financial institutions with maturities less than 90 days. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits in other financial institutions.

Debt Securities

Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Debt securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A debt security is placed on non-accrual status at the time any principal or interest payments become 90 days delinquent or if full collection of interest or principal becomes uncertain. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. There were no debt securities on non-accrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2024 or December 31, 2023.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the allowance for credit losses for loans. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Accrued interest receivable on loans totaled $5.1 million and $5.9 million at December 31, 2024 and December 31, 2023, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using either the level-yield or straight-line method without anticipating prepayments.

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

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing the following modifications: principal forgiveness, other-than-insignificant payment delays, term extensions, interest rate reductions, or a combination of these modifications. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses for loans.

Allowance for Credit Losses

Allowance for Credit Losses - Loans

The allowance for credit losses for loans (“ACLL”) is a valuation account that is deducted from the amortized cost basis of the loans to present the net amount expected to be collected. Loans are charged off against the allowance when management believes the collectability of a loan balance is no longer probable. Subsequent recoveries, if any, are credited to the allowance and do not exceed the aggregate of amounts previously charged-off. The Company employs a process and methodology to estimate the ACLL that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors involves pooling loans into portfolio segments that share similar risk characteristics.

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

Construction and land development: Loans in this segment primarily include speculative and pre-sold real estate development loans for which payment is derived from sale of the property or a conversion of the construction loans to permanent loans for which payment is then derived from cash flows of the property. Credit risk is affected by cost overruns and delays, time to sell at an adequate price, inaccurate estimates of the value of the completed project, and market conditions.

Residential real estate: All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will affect the credit quality in this segment. We no longer originate residential real estate loans, and previously we did not typically originate loans with a loan-to-value ratio greater than 80% or grant subprime loans.

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

Enterprise value: Loans in this segment are made to small- and medium-size businesses in a senior secure position and are generally secured by the enterprise value of the business. The enterprise value consists of the going concern value of the business and takes into account the value of business assets (both tangible and intangible). Repayment is expected from the cash flows of the business. Economic and industry specific conditions can affect the credit quality of this segment.

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

In accordance with the Bank’s policies, management conducted their annual assessment of model inputs and assumptions which resulted in updates to the loss data and prepayment and curtailment rates within the model. Management also added one qualitative factor.

Management estimates the ACLL balance using relevant and reliable information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Generally, management considers its forecasts to be reasonable and supportable for a period of up to four quarters and then utilizes a four-quarter straight-line reversion period. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as portfolio mix, delinquency levels, or term as well as for changes in economic conditions, such as changes in unemployment rates, property values, gross domestic product (“GDP”), home pricing index (“HPI”), or other relevant factors. Incorporated in the estimate for the ACLL is consideration of qualitative factors, which include the following for all loan pools:

●	Changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs, and recovery practices;
●	Changes in the experience, depth, and ability of lending management;
●	Changes in the quality of the organization’s loan review system;
●	The existence and effect of any concentrations of credit and changes in the levels of such concentrations;
●	The effect of other external factors (i.e., legal and regulatory requirements) on the level of estimated credit losses; and
●	Changes in volume and trends in classified loans, delinquencies, and loans on non-accrual status.

In addition to the above, the mortgage warehouse pool includes a qualitative factor for changes in international, national, regional, and local conditions as the ACLL model for this loan pool does not apply an economic regression model in the calculation of the estimated loss rate. The determination of qualitative factors involves significant judgment.

The allowance for unfunded commitments is maintained at a level by the Company to be sufficient to absorb current expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit).

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

When the discounted cash flow method is used to determine the ACLL, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes an available-for-sale security is uncollectible, or when either of the criteria regarding intent or requirement to sell is met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued interest receivable on available-for-sale debt securities totaled $182,000 and $192,000 at  December 31, 2024 and 2023, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets and was excluded from the estimate of credit losses.

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies are reflected in noninterest income on the consolidated statements of operations and are not subject to income taxes.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation on building and leasehold improvements is calculated primarily using the straight-line method with useful lives of seven to 40 years. Furniture and fixtures are depreciated using the straight-line method with useful lives of two to 15 years. Computer equipment is also depreciated using the straight-line method with useful lives ranging from one to five years.

Assets Held for Sale

Following a comprehensive assessment of the Bank's current occupancy needs, the Bank entered into a preliminary agreement with the City of Amesbury for a sale and leaseback transaction, related to the Bank's flagship branch located in Amesbury, Massachusetts. Under the terms of the agreement the Bank will continue to operate its headquarters and main office from this location, leasing a portion of the space from the City of Amesbury. The assets, with a carrying value of $2.3 million, which is less than the fair market value less costs to sell, received no fair value adjustments and was reclassified out of premises and equipment as of September 30, 2024, and will be held at carrying value in other assets until the execution of the transaction.

Qualified Affordable Housing Project Investments

The Bank invests in qualified affordable housing projects. At December 31, 2024 and 2023, the balance of the investment for qualified affordable housing projects was $5.4 million and $6.1 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. Amortization expense was $715,000 and $717,000 and net tax benefits were $781,000 and $880,000 related to the years ended  December 31, 2024, and December 31, 2023, respectively.

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

Compensation cost is recognized on a straight-line basis over the required service period, generally defined as the vesting period. The Company's accounting policy is to recognize forfeitures as they occur.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on debt securities available-for-sale which are also recognized as separate components of equity.

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

Recent Accounting Pronouncements

In  November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve a public entity’s disclosures surrounding reportable segments. ASU 2023-07 requires public entities to: disclose significant segment expenses, on an annual and interim basis, that are provided to the chief operating decision maker (“CODM”), disclose an amount for other segment items by reportable segment including a description of its composition, disclose all annual disclosures currently required by Topic 280 in interim periods, and disclose the title and position of the CODM. The amendments in ASU 2023-07 are applicable to companies with a single reportable segment. The amended disclosures from ASU 2023-07 are incorporated herein.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09"), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires annual disclosure of specific categories in the rate reconciliation table and separate disclosure for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires annual disclosure of the amount of income taxes paid disaggregated by federal, state, and foreign taxes, and separately, the amount of income taxes paid disaggregated by individual taxing jurisdictions in which income taxes paid exceed a quantitative threshold. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this Accounting Standard Update with respect to its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — DEBT SECURITIES

The following table summarizes the amortized cost, allowance for credit losses, and fair value of debt securities available-for-sale at December 31, 2024 and 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized	Gross	Gross	Allowance
	Cost	Unrealized	Unrealized	for Credit	Fair
(In thousands)	Basis	Gains	Losses	Losses	Value
December 31, 2024
State and municipal	$11,130	$2	$581	$—	$10,551
Asset-backed securities	7,961	—	745	—	7,216
Government mortgage-backed securities	8,707	—	781	—	7,926
Total debt securities available-for-sale	$27,798	$2	$2,107	—	$25,693

December 31, 2023
State and municipal	$11,785	$14	$399	$—	$11,400
Asset-backed securities	8,319	—	784	—	7,535
Government mortgage-backed securities	10,405	—	769	—	9,636
Total debt securities available-for-sale	$30,509	$14	$1,952	$—	$28,571

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

There were no realized gains or losses on sales and calls of securities during the years ended December 31, 2024 or 2023.

Securities with carrying amounts of $6.6 million and $8.1 million were pledged to secure available borrowings with the Federal Home Loan Bank at December 31, 2024 and 2023, respectively.

The scheduled maturities of debt securities at December 31, 2024 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year	$—	$—
Due after one year through five years	599	601
Due after five years through ten years	1,870	1,854
Due after ten years	8,661	8,096
Government mortgage-backed securities	8,707	7,926
Asset-backed securities	7,961	7,216
Total	$27,798	$25,693

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the time a debt security is placed on non-accrual status, generally when any principal or interest payments become 90 days or more delinquent or if full collection of interest or principal becomes uncertain, interest accrued but not received is reversed against interest income. There were no debt securities on non-accrual status and therefore there was no accrued interest related to debt securities reversed against interest income during the years ended December 31, 2024 or 2023.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at December 31, 2024 and 2023:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2024
Temporarily impaired securities:
State and municipal	$2,935	$21	$7,015	$560	$9,950	$581
Asset-backed securities	1,752	11	5,463	734	7,215	745
Government mortgage-backed securities	—	—	7,848	781	7,848	781
Total temporarily impaired debt securities	$4,687	$32	$20,326	$2,075	$25,013	$2,107
December 31, 2023
Temporarily impaired securities:
State and municipal	$—	$—	$7,269	$399	$7,269	$399
Asset-backed securities	1,802	16	5,733	768	7,535	784
Government mortgage-backed securities	—	—	9,574	769	9,574	769
Total temporarily impaired debt securities	$1,802	$16	$22,576	$1,936	$24,378	$1,952

The Company expects to recover its amortized cost basis on all debt securities. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell these securities in an unrealized loss position as of December 31, 2024, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

As a result of the analysis below, which is presented by investment type, we determined that no allowance for credit loss for investment securities was required as of  December 31, 2024.

State and municipal securities: At December 31, 2024, 16 of the 18 securities in the Company’s portfolio of state and municipal securities were in unrealized loss positions. Aggregate unrealized losses represented 5.5% of the amortized cost of state and municipal securities in unrealized loss positions. The Company continually monitors the state and municipal securities sector of the market and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the securities in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying downgrades during the year. All securities are performing.

Asset-backed securities: At December 31, 2024, all five of the securities in the Company’s portfolio of asset-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 9.4% of the amortized cost of asset-backed securities in unrealized loss positions. The U.S. Small Business Administration guarantees the contractual cash flows of all of the Company’s asset-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the year. All securities are performing.

Government mortgage-backed securities: At December 31, 2024, 28 of the 29 securities in the Company’s portfolio of government mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 9.0% of the amortized cost of government mortgage-backed securities in unrealized loss positions. The Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the year. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES FOR LOANS

A summary of loans is as follows:

	At	At
	December 31,	December 31,
(In thousands)	2024	2023
Commercial real estate	$559,325	$468,928
Construction and land development	28,097	77,851
Residential real estate	6,008	7,169
Mortgage warehouse	259,181	166,567
Commercial	163,927	176,124
Enterprise value	309,786	433,633
Digital asset	—	12,289
Consumer	271	168
Total loans	1,326,595	1,342,729
Allowance for credit losses for loans	(21,087)	(21,571)
Net loans	$1,305,508	$1,321,158

The following table presents the activity in the allowance for credit losses for loans by portfolio segment for the years ended December 31, 2024 and 2023:

(In thousands)	Commercial real estate	Construction and land development	Residential real estate	Mortgage warehouse	Commercial	Enterprise value	Digital asset	Consumer	Total
Balance at December 31, 2023	$4,471	$407	$75	$42	$2,493	$8,166	$5,915	$2	$21,571
Charge-offs	—	—	—	—	(101)	—	(2,124)	(50)	(2,275)
Recoveries	—	—	2	—	3	895	—	4	904
Provision (credit)	(756)	(303)	43	29	(197)	5,814	(3,791)	48	887
Balance at December 31, 2024	$3,715	$104	$120	$71	$2,198	$14,875	$—	$4	$21,087

Balance at December 31, 2022	$5,062	$909	$43	$213	$3,582	$7,712	$10,493	$55	$28,069
Impact of adopting ASC 326	(745)	(513)	18	(159)	(711)	(270)	(157)	(51)	(2,588)
Charge-offs	(1)	—	—	—	(169)	(4,788)	—	(45)	(5,003)
Recoveries	—	—	5	—	160	55	—	10	230
Provision (credit)	155	11	9	(12)	(369)	5,457	(4,421)	33	863
Balance at December 31, 2023	$4,471	$407	$75	$42	$2,493	$8,166	$5,915	$2	$21,571

At December 31, 2024 and 2023, loans with an aggregate principal balance of $340.0 million and $458.7 million, respectively, were pledged to secure possible borrowings from the Federal Reserve Bank of Boston (the “FRB”), and loans with an aggregate principal balance of $265.4 million and $190.5 million, respectively, were pledged to secure possible borrowings from the FHLB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loan delinquencies by portfolio segment at December 31, 2024 and 2023:

			90 Days	Total
	30 - 59	60 - 89	or More	Past	Total	Total
(In thousands)	Days	Days	Past Due	Due	Current	Loans
December 31, 2024
Commercial real estate	$—	$—	$—	$—	$559,325	$559,325
Construction and land development	—	—	—	—	28,097	28,097
Residential real estate	285	69	241	595	5,413	6,008
Mortgage warehouse	—	—	—	—	259,181	259,181
Commercial	50	—	1,543	1,593	162,334	163,927
Enterprise value	—	—	—	—	309,786	309,786
Consumer	—	—	1	1	270	271
Total	$335	$69	$1,785	$2,189	$1,324,406	$1,326,595

December 31, 2023
Commercial real estate	$18,226	$—	$—	$18,226	$450,702	$468,928
Construction and land development	—	—	—	—	77,851	77,851
Residential real estate	—	—	236	236	6,933	7,169
Mortgage warehouse	—	—	—	—	166,567	166,567
Commercial	5	100	1,813	1,918	174,206	176,124
Enterprise value	3,348	—	—	3,348	430,285	433,633
Digital asset	—	—	—	—	12,289	12,289
Consumer	2	3	4	9	159	168
Total	$21,581	$103	$2,053	$23,737	$1,318,992	$1,342,729

The following table presents the amortized cost basis of loans on non-accrual with no allowance for credit loss, loans on non-accrual, and loans 90 days or more past due and accruing as of December 31, 2024 and 2023:

	Non-accrual		90 Days
	With No		or More
	Allowance	Non-accrual	Past Due
(In thousands)	for Credit Loss	Loans	and Accruing
December 31, 2024
Commercial real estate	$57	$57	$—
Residential real estate	—	366	—
Commercial	1,543	1,543	—
Enterprise value	1,338	18,920	—
Consumer	—	1	—
Total	$2,938	$20,887	$—

December 31, 2023
Residential real estate	$—	$376	$—
Commercial	1,857	1,857	—
Enterprise value	—	1,991	—
Digital asset	—	12,289	—
Consumer	—	4	—
Total	$1,857	$16,517	$—

The Company did not recognize interest income on non-accrual loans during the years ended December 31, 2024 and 2023, respectively.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024:

	Commercial		Business
	Real	Business	Enterprise
(In thousands)	Estate	Assets	Value
December 31, 2024
Commercial real estate	$19,690	$—	$—
Commercial	—	1,543	—
Enterprise value	—	—	22,567
Total	$19,690	$1,543	$22,567

December 31, 2023
Commercial real estate	$19,693	$—	$—
Commercial	—	1,652	—
Enterprise value	—	1,991	—
Digital asset	—	12,289	—
Total	$19,693	$15,932	$—

The following tables present the amortized cost basis of loans at  December 31, 2024, and 2023 that were both experiencing financial difficulty and modified during the years ended December 31, 2024, and 2023, respectively, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Term Extension and Other-Than-Insignificant Payment Delay	Term Extension, Other-Than-Insignificant Payment Delay, and Interest Rate Reduction	Total Class of Financing Receivable $	Total Class of Financing Receivable %
December 31, 2024
Commercial real estate	$309	$—	$1,748	$18,170	$20,227	3.62%
Commercial	1,330	—	—	—	1,330	0.81%
Enterprise value	33,388	922	—	—	34,310	11.08%
Total	$35,027	$922	$1,748	$18,170	$55,867	4.21%

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Term Extension and Interest Rate Reduction	Total Class of Financing Receivable $	Total Class of Financing Receivable %
December 31, 2023
Commercial	$—	$—	$17	$17	0.01%
Enterprise value	17,586	—	—	17,586	4.06%
Digital asset	—	12,289	—	12,289	100.00%
Total	$17,586	$12,289	$17	$29,892	2.23%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023:

	Weighted-Average Other-Than-Insignificant Payment Delay	Weighted-Average Term Extension	Weighted-Average Term Extension and Other-Than-Insignificant Payment Delay (respectively)		Weighted-Average Term Extension, Other-Than-Insignificant Payment Delay, and Interest Rate Reduction (respectively)
	Months	Months	Months	Months	Months	Months	Percentage Points
December 31, 2024
Commercial real estate	3.00	—	54.56	8.51	139.00	9.00	0.50%
Commercial	3.00	—	—	—	—	—	—%
Enterprise value	8.96	3.00	—	—	—	—	—%

	Weighted-Average Payment Delay	Weighted-Average Term Extension	Weighted-Average Term Extension and Interest Rate Reduction
	Months	Months	Months	Percentage Points
December 31, 2023
Commercial	—	—	4.00	3.25%
Enterprise value	4.00	—	—	—%
Digital asset	—	3.00	—	—%

The Company has not committed to lend any additional funds to borrowers experiencing financial difficulty whose loans had been modified during the years ended December 31, 2024 and 2023.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of December 31, 2024, there were no past due balances or subsequent defaults related to loans modified during the year ended December 31, 2024. As of  December 31, 2023, there were no past due balances or subsequent defaults related to loans modified during the year ended December 31, 2023.

Credit Quality Information

The Company utilizes a seven-grade internal loan rating system for commercial real estate, construction and land development, commercial, and enterprise value loans as follows:

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

Consumer loans are not formally rated.

Based on the most recent analysis performed, the risk category of loans, by segment, and their corresponding gross-write offs for the year ended December 31, 2024 is presented as follows:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial real estate
Pass	$88,884	$34,606	$74,412	$118,094	$23,848	$167,174	$18,916	$569	$526,503
Special mention	—	—	—	—	1,045	27,872	—	—	28,917
Substandard	—	—	—	—	—	3,905	—	—	3,905
Total commercial real estate	88,884	34,606	74,412	118,094	24,893	198,951	18,916	569	559,325
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction and land development
Pass	9,072	5,220	9,941	42	—	1,315	2,507	—	28,097
Total construction and land development	9,072	5,220	9,941	42	—	1,315	2,507	—	28,097
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	—	—	—	—	4	3,452	1,842	376	5,674
Substandard	—	—	—	—	—	269	65	—	334
Total residential real estate	—	—	—	—	4	3,721	1,907	376	6,008
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Mortgage warehouse
Pass	—	—	—	—	—	—	259,181	—	259,181
Total mortgage warehouse	—	—	—	—	—	—	259,181	—	259,181
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	8,319	5,092	20,697	51,004	7,922	33,221	28,325	154	154,734
Special mention	—	—	869	24	—	993	4,209	—	6,095
Substandard	—	—	—	—	—	2,873	225	—	3,098
Total commercial	8,319	5,092	21,566	51,028	7,922	37,087	32,759	154	163,927
Current period gross write-offs	—	—	—	96	—	5	—	—	101
Enterprise Value
Pass	31,684	55,609	60,965	69,599	30,421	6,949	7,621	—	262,848
Special mention	—	—	2,591	5,528	1,862	2,224	705	—	12,910
Substandard	—	—	13,199	5,308	4,954	1,123	8,522	922	34,028
Total enterprise value	31,684	55,609	76,755	80,435	37,237	10,296	16,848	922	309,786
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Digital asset
Current period gross write-offs	—	—	2,124	—	—	—	—	—	2,124
Consumer
Not formally rated	—	—	—	—	—	225	46	—	271
Total consumer	—	—	—	—	—	225	46	—	271
Current period gross write-offs	43	—	—	—	—	7	—	—	50

Total loans	$137,959	$100,527	$182,674	$249,599	$70,056	$251,595	$332,164	$2,021	$1,326,595

Total current period gross write-offs	$43	$—	$2,124	$96	$—	$12	$—	$—	$2,275

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans, by segment, as of  December 31, 2023 and their corresponding gross write-offs for the year then ended:

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

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $15.9 million and $17.3 million at December 31, 2024 and 2023, respectively.

Certain directors and executive officers of the Company and companies in which they have significant ownership interests are customers of the Bank. The following is a summary of the loans to such persons and their companies at December 31, 2024 and 2023:

(In thousands)
Beginning balance, January 1, 2024	$15,828
Advances	—
Principal payments	—
Ending balance, December 31, 2024	$15,828

Beginning balance, January 1, 2023	$18,232
Advances	—
Principal payments	(35)
Loans to retired directors	(2,369)
Ending balance, December 31, 2023	$15,828

NOTE 5 — PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2024 and 2023:

	December 31,	December 31,
(In thousands)	2024	2023
Land	$1,948	$2,424
Buildings	9,004	13,874
Furniture and equipment	5,530	5,530
Leasehold improvements	3,552	3,552
	20,034	25,380
Accumulated depreciation and amortization	(9,846)	(12,394)
Premises and equipment, net	$10,188	$12,986

Depreciation and amortization expense was $912,000 and $932,000 for the years ended December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — DEPOSITS

The following is a summary of deposit balances by type at December 31, 2024 and 2023:

	At	At
	December 31,	December 31,
(Dollars in thousands)	2024	2023
Noninterest-bearing:
Demand	$351,528	$308,769
Interest-bearing:
NOW	83,270	93,812
Regular savings	132,198	231,593
Money market deposits	463,687	456,408
Certificates of deposit:
Certificate accounts of $250,000 or more	67,009	24,680
Certificate accounts less than $250,000	211,268	215,960
Total interest-bearing	957,432	1,022,453
Total deposits	$1,308,960	$1,331,222

At December 31, 2024 and 2023, the aggregate amount of brokered certificates of deposit was $150.2 million and $180.0 million, respectively. All brokered certificates of deposit are in denominations less than $250,000 listed above. Listing service deposits were primarily included in savings accounts shown in the table above and totaled $47.6 million and $136.8 million at  December 31, 2024 and 2023, respectively.

At December 31, 2024, the scheduled maturities for certificate accounts for each of the following five years are as follows:

(In thousands)
2025	$275,599
2026	2,447
2027	129
2028	86
2029	16
Total	$278,277

Deposits from related parties held by the Company at December 31, 2024 and 2023 amounted to $6.1 million and $1.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — BORROWINGS

At December 31, 2024 and 2023, borrowings consist of funds advanced from the FHLB. Maturities of advances from the FHLB for years ending after December 31, 2024 and 2023 are summarized as follows:

(In thousands)	2024
2025	$40,136
2026	138
2027	139
2028	141
2029	143
Thereafter	3,866
Total	$44,563

(In thousands)	2023
2024	$95,134
2025	5,136
2026	138
2027	139
2028	141
Thereafter	4,009
Total	$104,697

Advances from the FHLB are secured by qualified collateral, consisting primarily of certain commercial real estate loans, qualified mortgage-backed government securities and certain loans with mortgages secured by one- to four-family properties. At December 31, 2024, borrowings from the FHLB consisted of short-term advances of $35.0 million and advances with original maturities more than one year of $9.6 million. The interest rate on the short-term advances from the FHLB ranged from 4.24% to 4.47% at December 31, 2024 with a weighted-average interest rate of 4.31%. The interest rates on FHLB long-term advances ranged from 1.21% to 1.32%, with a weighted average interest rate of 1.26% at December 31, 2024. At December 31, 2024, the Company had the ability to borrow $166.8 million from the FHLB, of which $44.6 million was outstanding as of that date.

Borrowings from the FRB BIC program are secured by a Uniform Commercial Code financing statement on qualified collateral, consisting of certain commercial loans. The Company had the ability to borrow $243.4 million from the FRB at  December 31, 2024. There were no outstanding advances from the FRB at December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INCOME TAXES

The components of income tax expense are as follows for the years ended December 31, 2024 and 2023:

(In thousands)	2024	2023
Current tax (benefit) expense:
Federal	$837	$1,755
State	582	200
	1,419	1,955
Deferred tax benefit:
Federal	907	652
State	18	602
Rate Change	(234)	614
	691	1,868
Income tax expense	$2,110	$3,823

The following is a summary of the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, 2024 and 2023:

	2024	2023
Federal income tax at statutory rate	21.0%	21.0%
Increase (decrease) in tax resulting from:
State tax, net of federal tax benefit	7.1	5.2
Tax exempt income and dividends received deduction	(0.7)	(0.5)
Stock compensation	1.0	1.2
Bank owned life insurance	(2.9)	(1.6)
State rate change	(2.5)	4.1
Federal credits	(1.2)	(3.3)
Other	0.7	(0.2)
Effective tax rate	22.5%	25.9%

The following is a summary of the Company’s gross deferred tax assets and gross deferred tax liabilities at December 31, 2024 and 2023:

(In thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses – loans	$5,636	$5,638
Net operating loss carryforward	2,706	3,558
Employee benefit plans and share-based compensation plans	1,085	1,059
Deferred loan fees, net	941	1,190
Write down of other assets and receivables	—	105
Depreciation	200	84
Reserve for unfunded commitments	117	85
Net unrealized gain on securities	480	442
General business credit carryover	1,935	1,282
Other	779	1,097
Gross deferred tax assets	13,879	14,540
Deferred tax liabilities:
Prepaid expenses	(71)	(79)
Gross deferred tax liabilities	(71)	(79)
Net deferred tax asset	$13,808	$14,461

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating income subject to federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2024 or 2023.

At December 31, 2024, the Company had federal net operating loss carryforwards of approximately $11.2 million, which do not expire. The Company also had state net operating loss carryforwards of approximately $6.2 million, of which approximately $1.6 million do not expire, and the remaining $4.6 million expire at various dates from 2027 to 2042. Lastly, the Company has approximately $7.7 million in remaining low-income-housing tax credits with various expiration dates between 2042 and 2052.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2024 and 2023, there was no material uncertain tax positions related to federal and state income tax matters. The Company is generally not subject to examination by the Internal Revenue Service and state taxing authorities under applicable statutes of limitations for years prior to 2021.

NOTE 9 — EMPLOYEE BENEFITS & STOCK-BASED COMPENSATION PLANS

401(k) Plan

The Company sponsors a 401(k) plan. All employees are eligible to join the 401(k) plan. Under the Company's Safe Harbor Plan, the Company matches 100% of employee contributions up to 6% of compensation. In addition, the Company may make a discretionary contribution to the 401(k) plan determined on an annual basis. Employees may contribute a percentage of their annual compensation, on a pre-tax or after-tax basis, as defined under the 401(k) Plan, up to 100% of eligible compensation subject to the maximum amount allowable under the provisions of the Internal Revenue Code. The expense recognized under the 401(k) plan was $1.3 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively, and is included in salaries and employee benefits expense.

Supplemental Executive Retirement Plans

The Company had Supplemental Executive Retirement Agreements with certain executive officers at December 31, 2023. These agreements were designed to supplement the benefits available through the Company’s retirement plan. At  December 31, 2023, the liability for retirement benefits was $802,000 and was included in other liabilities. During 2024, the Company paid out all Supplemental Executive Retirement Plans which resulted in the reversal of $66,000 of accrued expenses. The expense recognized for these benefits was $123,000 for the year ended December 31, 2023, and was included in salaries and employee benefits expense. As of  December 31, 2024, the Company did not have any Supplemental Executive Retirement Agreements with any of its executive officers.

Employee Stock Ownership Plan

The Bank established an employee stock ownership plan (the "ESOP") to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified plan for the benefit of all eligible Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 1,538,868 shares from the initial and second-step stock offerings with the proceeds of a loan totaling $11.8 million. The loan is payable annually over 15 years at a rate per annum equal to 5.00%. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The number of shares committed to be released per year through 2033 is 89,758.

Shares held by the ESOP include the following:

	December 31, 2024	December 31, 2023
Allocated	641,288	551,530
Committed to be allocated	89,758	89,758
Unallocated	807,822	897,580
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $9.2 million at December 31, 2024.

Total compensation expense recognized for the years ended December 31, 2024 and 2023 was $921,000 and $785,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Plan

The Company maintains the Provident Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) and the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan”, and collectively with the 2020 Equity Plan, the “Equity Plans”). Under the Equity Plans, the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plans. The 2016 Equity Plan reserved 902,344 shares for options and as of December 31, 2024 there were 27,635 shares available for future issuance. The 2020 Equity Plan reserved 1,021,239 shares for options and as of  December 31, 2024 there were 233,079 shares available for future issuance. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The 2016 Equity Plan reserved 360,935 shares for restricted stock or restricted units and as of December 31, 2024 there were 5,986 shares available for future issuance. The 2020 Equity Plan reserved 408,495 shares for restricted stock or restricted units and as of  December 31, 2024 there were 123 shares available for future issuance. The value of restricted stock grants is based on the market price of the stock on grant date. Options and awards vest ratably over 3 to 5 years. The Company has elected to recognize forfeitures of awards as they occur.

Expense related to options and restricted stock granted to directors is recognized as directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

●	Expected volatility is based on historical volatility of the Company’s common stock price;
●	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period;
●	The dividend yield assumption is based on the Company’s expectation of dividend payouts; and
●	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2024	2023
Vesting period (years)	5	5
Expiration date (years)	10	10
Expected volatility	39.18%	36.56%
Expected life (years)	7.5	7.5
Expected dividend yield	0.00%	1.67%
Risk free interest rate	3.98%	3.45%
Fair value per option	$5.37	$3.58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock option grants for the year ended December 31, 2024 is presented in the table below:

	Stock Option Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,188,763	$10.99
Granted	188,500	11.46
Forfeited	(55,850)	12.66
Expired	(80,975)	12.08
Exercised	(124,346)	8.61
Outstanding at December 31, 2024	1,116,092	$11.17	6.15	$1,060,000
Outstanding and expected to vest at December 31, 2024	1,116,092	$11.17	6.15	$1,060,000
Vested and Exercisable at December 31, 2024	661,479	$10.93	4.67	$769,000
Unrecognized compensation cost	$1,809,000
Weighted-average remaining recognition period (years)	3.50

Total expense for the stock options was $576,000 and $645,000 for the years ended December 31, 2024 and 2023, respectively. The intrinsic value of options exercised was $144,000 and $98,000 for the years ended December 31, 2024 and 2023, respectively. The tax benefit from option exercises was $38,000 and $27,000 for the years ended December 31, 2024 and 2023, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plans for the year ended December 31, 2024:

	Unvested Restricted Stock Awards	Weighted-Average Grant Date Price
Unvested restricted stock awards at December 31, 2023	145,921	$12.37
Granted	126,420	10.78
Forfeited	(22,340)	12.66
Vested	(43,407)	12.18
Unvested restricted stock awards at December 31, 2024	206,594	$11.40
Unrecognized compensation cost	$2,044,000
Weighted-average remaining recognition period (years)	3.61

Total expense for the restricted stock awards was $614,000 and $663,000 for the years ended December 31, 2024 and 2023, respectively. The tax benefit from restricted awards was $178,000 and $194,000 for the years ended December 31, 2024 and 2023, respectively. The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $457,000 and $500,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — EARNINGS PER SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares, treasury stock and unvested restricted stock are not deemed outstanding for earnings per share calculations.

	Year Ended
(Dollars in thousands, except per share dollar amounts)	December 31, 2024	December 31, 2023
Net Income attributable to common shareholders	$7,271	$10,954

Average number of common shares issued	17,697,321	17,684,844
Less:
Average unallocated ESOP shares	(848,860)	(938,526)
Average unvested restricted stock	(121,091)	(160,139)
Average number of common shares outstanding to calculate basic earnings per common share	16,727,370	16,586,180

Effect of dilutive stock option awards	55,523	8,505
Average number of common shares outstanding to calculate diluted earnings per common share	16,782,893	16,594,685

Earnings per common share:
Basic	$0.43	$0.66
Diluted	$0.43	$0.66

Stock options for 812,300 and 906,552 shares of common stock were not considered in computing diluted earnings per common share for the years ended December 31, 2024 and 2023 because they were anti-dilutive, meaning the exercise price for such options were higher than the average market price for the Company for such period.

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

The Bank is subject to capital regulations that require a Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. To be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of December 31, 2024 and 2023, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Federal banking agencies have established a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio, calculated as Tier 1 capital to average total consolidated assets, greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for federal law. As of December 31, 2024, the Bank has elected to be subject to the CBLR framework.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual capital amounts and ratios at December 31, 2024 and 2023 are summarized as follows:

						To Be Well
						Capitalized Under
	Actual		For Capital			Prompt Corrective
	Capital		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2024
Community Bank Leverage Ratio	$204,059	12.74%	N/A		N/A	$144,099	>	9.0%

December 31, 2023
Total Capital (to Risk Weighted Assets)	$212,992	14.02%	$121,525	>	8.0%	$151,907	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	193,968	12.77	91,144	>	6.0	121,525	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	193,968	12.77	68,358	>	4.5	98,739	>	6.5
Tier 1 Capital (to Average Assets)	193,968	11.59	66,924	>	4.0	83,655	>	5.0

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that may be paid in a year, without prior approval of regulatory agencies, to the amount by which net income of the Bank for the year plus the retained net income of the previous two years exceeds any net loss reported in those respective periods. For the years ended December 31, 2024 and 2023, the Bank reported net income of $7.1 million and $10.7 million, respectively. For the year ended December 31, 2022, the Bank reported a net loss of $21.5 million. There were no dividends paid during the year ended December 31, 2024.

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the notice provisions for stock repurchases of the Board of Governors of the Federal Reserve System. In December 2024, the Company announced its plan to repurchase 883,366 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the FRB. The Company did not repurchase any common stock under this program during the year ended  December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — LEASES

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company’s balance sheet.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For the leases that do not provide an implicit rate, the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. The Company’s lease terms may include lease extension and termination options when it is reasonably certain that the Company will exercise the option. The Company recognized ROU assets totaling $3.4 million and $3.8 million and operating lease liabilities totaling $3.9 million and $4.2 million at December 31, 2024 and December 31, 2023, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For the years ended December 31, 2024 and 2023, rent expense, including variable lease components, for the operating leases totaled $363,000 and $344,000, respectively.

The following table presents information regarding the Company’s operating leases:

	December 31, 2024	December 31, 2023
Weighted-average discount rate	5.83%	3.62%
Range of lease expiration dates (in years)	3 - 11 years	1 - 12 years
Range of lease renewal options (in years)	0 - 30 years	0 - 20 years
Weighted-average remaining lease term (in years)	24.1 years	25.8 years

The following table presents the undiscounted annual lease payments under the terms of the Company's operating leases at December 31, 2024, including a reconciliation to the present value of operating lease liabilities recognized in the unaudited Consolidated Balance Sheets:

(In thousands)
2025	$346
2026	357
2027	359
2028	272
2029	261
Years thereafter	5,499
Total lease payments	7,094
Less imputed interest	(3,232)
Total lease liabilities	$3,862

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit, and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Notional amounts of financial instruments with off-balance sheet credit risk are as follows at December 31, 2024 and 2023:

(In thousands)	December 31, 2024	December 31, 2023
Commitments to originate loans	$15,138	$8,601
Letters of credit	1,508	1,691
Unadvanced portions of loans	156,543	178,235
	$173,189	$188,527

NOTE 14 — FAIR VALUE MEASUREMENTS

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

Basis of Fair Value Measurements

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2 - Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;
●	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes financial instruments measured at fair value on a recurring basis at December 31, 2024 and 2023:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2024
State and municipal	$10,551	$—	$10,551	$—
Asset-backed securities	7,216	—	7,216	—
Government mortgage-backed securities	7,926	—	7,926	—
Totals	$25,693	$—	$25,693	$—
December 31, 2023
State and municipal	$11,400	$—	$11,400	$—
Asset-backed securities	7,535	—	7,535	—
Government mortgage-backed securities	9,636	—	9,636	—
Totals	$28,571	$—	$28,571	$—

Fair Values of Assets Measured on a Nonrecurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Certain loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties.

The following summarizes assets measured at fair value on a nonrecurring basis at December 31, 2024 and 2023:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2024
Loans
Enterprise value	$7,471	$—	$—	$7,471
Total	$7,471	$—	$—	$7,471

December 31, 2023
Loans
Enterprise value	$891	$—	$—	$891
Digital asset	6,373	—	—	6,373
Total	$7,264	$—	$—	$7,264

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2024 and 2023:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2024
Loans
Enterprise value	$7,471	Business valuation	Market assumptions	0% - 5%

December 31, 2023
Loans
Enterprise value	891	Business or collateral valuation	Comparable company or collateral evaluations	0% - 26%
Digital asset	6,373	Asset valuation	Comparable asset evaluations	0% - 25%

At December 31, 2024, the contractual balance of loans measured at fair value on a nonrecurring basis was $17.7 million, net of reserves of $10.1 million and deferred fees and costs of $126,000 for the enterprise value segment. At December 31, 2023, the contractual balance of loans measured at fair value on a nonrecurring basis was $2.0 million, net of reserves of $1.1 million, interest paid to principal of $12,000, and net deferred costs of $3,000 for the enterprise value segment and $14.4 million, net of reserves of $5.9 million, interest paid to principal of $2.1 million, and net deferred costs of $101,000 for the digital asset segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at December 31, 2024 and 2023:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets:
Cash and cash equivalents	$169,142	$169,142	$—	$—	$169,142
Available-for-sale debt securities	25,693	—	25,693	—	25,693
Federal Home Loan Bank of Boston stock	2,697	N/A	N/A	N/A	N/A
Loans, net	1,305,508	—	—	1,272,387	1,272,387
Accrued interest receivable	5,296	—	5,296	—	5,296
Assets held for sale	2,256	—	2,950	—	2,950
Financial liabilities:
Deposits	1,308,960	—	1,309,492	—	1,309,492
Borrowings	44,563	—	43,492	—	43,492

December 31, 2023
Financial assets:
Cash and cash equivalents	$220,332	$220,332	$—	$—	$220,332
Available-for-sale debt securities	28,571	—	28,571	—	28,571
Federal Home Loan Bank of Boston stock	4,056	N/A	N/A	N/A	N/A
Loans, net	1,321,158	—	—	1,279,421	1,279,421
Accrued interest receivable	6,090	—	6,090	—	6,090
Financial liabilities:
Deposits	1,331,222	—	1,331,701	—	1,331,701
Borrowings	104,697	—	104,765	—	104,765

The carrying amounts of financial instruments shown above are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 15 — CONDENSED FINANCIAL STATEMENTS OF PARENT ONLY

Financial information pertaining only to Provident Bancorp, Inc. is as follows:

Provident Bancorp, Inc. - Parent Only Balance Sheet
(In thousands)	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$18,695	$18,149
Investment in common stock of BankProv	205,140	196,029
Other assets	7,262	7,993
Total assets	$231,097	$222,171
Liabilities and Shareholders' Equity
Other liabilities	$10	$269
Shareholders' equity	231,087	221,902
Total liabilities and shareholders' equity	$231,097	$222,171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
Provident Bancorp, Inc. - Parent Only Income Statement	December 31,
(In thousands)	2024	2023
Total income	$389	$418
Operating expenses	195	90
Income before income taxes and equity in undistributed net income (loss) of BankProv	194	328
Applicable income tax provision	51	86
Income before equity in income of subsidiaries	143	242
Income equity in undistributed net income of BankProv	7,128	10,712
Net income	$7,271	$10,954

	Twelve Months Ended
Provident Bancorp, Inc. - Parent Only Statement of Cash Flows	December 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$7,271	$10,954
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(7,128)	(10,712)
Deferred tax benefit	105	5
Decrease in other assets	626	590
Decrease in other liabilities	(259)	(16)
Net cash provided by operating activities	615	821
Cash flows from financing activities:
Cash dividends paid on common stock	5	5
Proceeds from exercise of stock options, net	(18)	(18)
Shares surrendered related to tax withholdings on restricted stock awards	(56)	(74)
Purchase of common stock	—	—
Net cash used in financing activities	(69)	(87)
Net decrease in cash and cash equivalents	546	734
Cash and cash equivalents at beginning of year	18,149	17,415
Cash and cash equivalents at end of year	$18,695	$18,149

NOTE 16 – SEGMENT INFORMATION

The Company's sole reportable segment is determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided to him regarding the Company's banking products and services offered. Please refer to the consolidated statements of operations and the consolidated balance sheets included herein.

The Company only has one reportable segment, distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the Company, which are then aggregated since operating performance, products and service, and customers are similar. The chief operating decision maker assesses the financial performance of the Company's business components by evaluating revenue streams and significant expenses in determining the Company's segment and the allocation of resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. Consolidated net income is used by the chief operating decision maker to benchmark the Company against its competitors. The benchmarking analysis is used in assessing performance and establishing compensation.

NOTE 17 – COMMMITMENTS AND CONTINGENCIES

On  October 24, 2024, the Company received a letter from the staff of the Boston Regional Office of the SEC informing the Company that the staff had made a preliminary determination to recommend that the SEC file an action against the Company for violating certain sections of the federal securities laws (the “Wells Notice”). The staff has indicated that the Wells Notice relates to the Company’s disclosures regarding loans that the Company made to companies engaged in the mining of cryptocurrency – a line of business the Company ceased originating new loans in as of  October 2022. The Wells Notice indicates that the staff’s recommendation to the SEC  may involve a civil injunction action or other action allowed by law, and  may seek remedies that include an injunction, disgorgement, pre-judgment interest, civil money penalties, and such other relief as  may be available.

The Company is pursuing the Wells Notice process and continues to discuss a potential resolution with the staff. The results, costs, timing and other potential consequences of the above matter are unknown at this time. Associated legal costs are expensed as incurred.