Form 10-Q
period 2025-03-31
Provident Bancorp, Inc. /MD/
filed 2025-05-08
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, there were 17,788,038 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.         Financial Information

Item 1.         Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	At March 31, 2025	At December 31, 2024
Assets	(unaudited)
Cash and due from banks	$21,444	$27,536
Short-term investments	103,540	141,606
Cash and cash equivalents	124,984	169,142
Debt securities available-for-sale (at fair value)	25,199	25,693
Federal Home Loan Bank stock, at cost	2,696	2,697
Total loans	1,332,355	1,326,595
Allowance for credit losses for loans	(21,160)	(21,087)
Net loans	1,311,195	1,305,508
Bank owned life insurance	46,344	46,017
Premises and equipment, net	10,021	10,188
Accrued interest receivable	4,968	5,296
Right-of-use assets	3,391	3,429
Deferred tax asset, net	13,399	13,808
Other assets	11,759	11,392
Total assets	$1,553,956	$1,593,170

Deposits:
Noninterest-bearing	$302,275	$351,528
Interest-bearing	882,247	957,432
Total deposits	1,184,522	1,308,960
Borrowings:
Short-term borrowings	118,000	35,000
Long-term borrowings	9,529	9,563
Total borrowings	127,529	44,563
Operating lease liabilities	3,833	3,862
Other liabilities	4,037	4,698
Total liabilities	1,319,921	1,362,083
Commitments and contingencies (see Note 18)
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,788,543 shares issued and outstanding at March 31, 2025 and December 31, 2024	178	178
Additional paid-in capital	125,895	125,446
Retained earnings	115,731	113,561
Accumulated other comprehensive loss	(1,476)	(1,625)
Unearned compensation - ESOP	(6,293)	(6,473)
Total shareholders' equity	234,035	231,087
Total liabilities and shareholders' equity	$1,553,956	$1,593,170

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands, except per share data)	2025	2024
Interest and dividend income:
Interest and fees on loans	$19,307	$20,069
Interest and dividends on debt securities available-for-sale	260	237
Interest on short-term investments	1,013	1,729
Total interest and dividend income	20,580	22,035
Interest expense:
Interest on deposits	7,369	9,340
Interest on short-term borrowings	306	178
Interest on long-term borrowings	30	31
Total interest expense	7,705	9,549
Net interest and dividend income	12,875	12,486
Credit loss expense (benefit) - loans	70	(5,543)
Credit loss benefit - off-balance sheet credit exposures	(82)	(38)
Total credit loss benefit	(12)	(5,581)
Net interest and dividend income after credit loss benefit	12,887	18,067
Noninterest income:
Customer service fees on deposit accounts	715	674
Service charges and fees - other	276	309
Bank owned life insurance income	327	302
Other income	62	71
Total noninterest income	1,380	1,356
Noninterest expense:
Salaries and employee benefits	7,576	8,145
Occupancy expense	448	443
Equipment expense	144	152
Deposit insurance	332	333
Data processing	421	413
Marketing expense	45	18
Professional fees	569	1,314
Directors' compensation	195	174
Software depreciation and implementation	553	543
Insurance expense	221	301
Service fees	318	242
Other	610	657
Total noninterest expense	11,432	12,735
Income before income tax expense	2,835	6,688
Income tax expense	665	1,707
Net income	$2,170	$4,981
Earnings per share:
Basic	$0.13	$0.30
Diluted	0.13	$0.30
Weighted Average Shares:
Basic	16,822,196	16,669,451
Diluted	16,924,083	16,720,653

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
(In thousands)
Net income	$2,170	$4,981
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on debt securities available-for-sale	198	(139)
Unrealized gain (loss)	198	(139)
Income tax effect	(49)	33
Total other comprehensive income (loss)	149	(106)
Comprehensive income	$2,319	$4,875

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended March 31, 2025 and 2024
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, December 31, 2024	17,788,543	$178	$125,446	$113,561	$(1,625)	$(6,473)	$231,087
Net income	—	—	—	2,170	—	—	2,170
Other comprehensive income	—	—	—	—	149	—	149
Stock-based compensation expense, net of forfeitures	—	—	367	—	—	—	367
Restricted stock award grants, net	—	—	—	—	—	—	—
ESOP shares earned	—	—	82	—	—	180	262
Balance, March 31, 2025	17,788,543	$178	$125,895	$115,731	$(1,476)	$(6,293)	$234,035

Balance, December 31, 2023	17,677,479	$177	$124,129	$106,285	$(1,496)	$(7,193)	$221,902
Net income	—	—	—	4,981	—	—	4,981
Other comprehensive loss	—	—	—	—	(106)	—	(106)
Stock-based compensation expense, net of forfeitures	—	—	261	—	—	—	261
Restricted stock award grants, net	(18,333)	—	(20)	—	—	—	(20)
ESOP shares earned	—	—	45	—	—	180	225
Balance, March 31, 2024	17,659,146	$177	$124,415	$111,266	$(1,602)	$(7,013)	$227,243

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$2,170	$4,981
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	20	33
ESOP expense	262	225
Change in deferred loan fees, net	(315)	(277)
Benefit for credit losses	(12)	(5,581)
Depreciation and amortization	216	278
Decrease in accrued interest receivable	328	169
Deferred tax expense	360	1,446
Share-based compensation expense	367	261
Bank-owned life insurance income	(327)	(302)
Principal repayments of operating lease obligations	(29)	(29)
Net increase in other assets	(367)	(1,096)
Net decrease in other liabilities	(579)	(2,647)
Net cash provided by (used in) operating activities	2,094	(2,539)

Cash flows from investing activities:
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	672	487
Redemption of Federal Home Loan Bank stock	1	451
Loan originations net of principal collections	(5,442)	(13,596)
Additions to premises and equipment	(11)	(86)
Net cash used in investing activities	(4,780)	(12,744)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing accounts	(49,253)	1,574
Net decrease in interest-bearing accounts	(75,185)	(718)
Net change in short-term borrowings	83,000	(15,000)
Repayments on long-term borrowings	(34)	(34)
Shares surrendered related to tax withholdings on restricted stock awards	—	(20)
Net cash used in financing activities	(41,472)	(14,198)
Net decrease in cash and cash equivalents	(44,158)	(29,481)
Cash and cash equivalents at beginning of period	169,142	220,332
Cash and cash equivalents at end of period	$124,984	$190,851

Supplemental disclosures:
Interest paid	$7,704	$9,328
Income taxes paid	123	108

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc. (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the quarter ended  March 31, 2025 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary BankProv (the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation, and 5 Market Street Security Corporation. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account.

(2)    Corporate Structure

The Company is a Maryland corporation whose primary purpose is to act as the holding company for BankProv. The Bank’s headquarters and main office are located in Amesbury, Massachusetts, and it operates two branch offices in Northeastern Massachusetts, three branch offices in Southeastern New Hampshire and one branch in Bedford, New Hampshire. The Bank also has a loan production office in Ponte Vedra, Florida. BankProv is a Massachusetts-chartered stock savings bank that offers both traditional and innovative banking solutions to its consumer and commercial customers. The Bank’s primary deposit products are checking, savings, and term certificate accounts and its primary lending products are commercial real estate, commercial, and mortgage warehouse loans.

(3)    Recent Accounting Pronouncements

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

(4)    Debt Securities

Debt securities are classified as available-for-sale when they might be sold before maturity. Debt securities available-for-sale are valued at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

The following table summarizes the amortized cost, allowance for credit losses, and fair value of debt securities available-for-sale at March 31, 2025 and  December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized	Gross	Gross	Allowance
	Cost	Unrealized	Unrealized	for Credit	Fair
(In thousands)	Basis	Gains	Losses	Losses	Value
March 31, 2025
State and municipal securities	$11,106	$2	$689	$—	$10,419
Asset-backed securities	7,676	5	599	—	7,082
Government mortgage-backed securities	8,324	—	626	—	7,698
Total debt securities available-for-sale	$27,106	$7	$1,914	$—	$25,199

December 31, 2024
State and municipal securities	$11,130	$2	$581	$—	$10,551
Asset-backed securities	7,961	—	745	—	7,216
Government mortgage-backed securities	8,707	—	781	—	7,926
Total debt securities available-for-sale	$27,798	$2	$2,107	$—	$25,693

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

There were no realized gains or losses on sales or calls of securities during the three months ended March 31, 2025 or March 31, 2024.

Securities with carrying amounts of $6.4 million and $6.6 million were pledged to secure available borrowings with the Federal Home Loan Bank at March 31, 2025 and December 31, 2024, respectively.

The scheduled maturities of debt securities at March 31, 2025 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year	$—	$—
Due after one year through five years	599	601
Due after five years through ten years	2,583	2,523
Due after ten years	7,924	7,295
Government mortgage-backed securities	8,324	7,698
Asset-backed securities	7,676	7,082
	$27,106	$25,199

At the time a debt security is placed on non-accrual status, generally when any principal or interest payments become 90 days or more delinquent or if full collection of interest or principal becomes uncertain, interest accrued but not received is reversed against interest income. There were no debt securities on non-accrual status and therefore there was no accrued interest related to debt securities reversed against interest income during the three months ended March 31, 2025 or March 31, 2024.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at March 31, 2025 and December 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2025
Temporarily impaired securities:
State and municipal securities	$2,912	$41	$6,906	$648	$9,818	$689
Asset-backed securities	—	—	5,449	599	5,449	599
Government mortgage-backed securities	75	—	7,623	626	7,698	626
Total temporarily impaired debt securities	$2,987	$41	$19,978	$1,873	$22,965	$1,914

December 31, 2024
Temporarily impaired securities:
State and municipal	$2,935	$21	$7,015	$560	$9,950	$581
Asset-backed securities	1,752	11	5,463	734	7,215	745
Government mortgage-backed securities	—	—	7,848	781	7,848	781
Total temporarily impaired debt securities	$4,687	$32	$20,326	$2,075	$25,013	$2,107

The Company expects to recover its amortized cost basis on all debt securities. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell these securities in an unrealized loss position as of March 31, 2025, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

As a result of the analysis below, which is presented by investment type, we determined that no allowance for credit loss for investment securities was required as of March 31, 2025.

State and municipal securities: At March 31, 2025, 16 of the 18 securities in the Company’s portfolio of state and municipal securities were in unrealized loss positions. Aggregate unrealized losses represented 6.6% of the amortized cost of state and municipal securities in unrealized loss positions. The Company continually monitors the state and municipal securities sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company believes the securities in this portfolio carry minimal risk of default. There were no material underlying downgrades during the quarter. All securities are performing.

Asset-backed securities: At March 31, 2025, four of the five securities in the Company’s portfolio of asset-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 9.9% of the amortized cost of asset-backed securities in unrealized loss positions. The U.S. Small Business Administration guarantees the contractual cash flows of all of the Company’s asset-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Government mortgage-backed securities: At March 31, 2025, all 29 of the securities in the Company’s portfolio of government mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 7.5% of the amortized cost of government mortgage-backed securities in unrealized loss positions. The Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

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

Accrued interest receivable on available-for-sale debt securities totaled $150,000 and $182,000 at  March 31, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets and was excluded from the estimate of credit losses.

(5)    Loans and Allowance for Credit Losses for Loans

Loans:

A summary of loans is as follows:

	At	At
	March 31,	December 31,
(In thousands)	2025	2024
Commercial real estate	$587,541	$559,325
Construction and land development	32,401	28,097
Residential real estate	5,647	6,008
Mortgage warehouse	276,069	259,181
Commercial	168,087	163,927
Enterprise value	262,445	309,786
Consumer	165	271
Total loans	1,332,355	1,326,595
Allowance for credit losses for loans	(21,160)	(21,087)
Net loans	$1,311,195	$1,305,508

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses for loans. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Accrued interest receivable on loans totaled $4.8 million and $5.1 million at  March 31, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using either the level-yield or straight-line method without anticipating prepayments.

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

Commercial: Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, can have an affect on the credit quality in this segment.

Enterprise value: Loans in this segment are made to small- and medium-size businesses in a senior secured position and are generally secured by the enterprise value of the business. The enterprise value consists of the going concern value of the business and takes into account the value of business assets (both tangible and intangible). Repayment is expected from the cash flows of the business. Economic and industry specific conditions can affect the credit quality of this segment.

Consumer: Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Management estimates the ACLL balance using relevant and reliable information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Generally, management considers its forecasts to be reasonable and supportable for a period of up to four quarters and then utilizes a four-quarter straight-line reversion period. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as portfolio mix, delinquency levels, or term, as well as for changes in economic conditions, such as changes in unemployment rates, property values, gross domestic product (“GDP”), home pricing index (“HPI”), or other relevant factors. Incorporated in the estimate for the ACLL is consideration of qualitative factors, which include the following for all loan pools:

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

The allowance for unfunded commitments is maintained by the Company at a level determined to be sufficient to absorb current expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit).

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

The following table presents the activity in the allowance for credit losses for loans by portfolio segment for the three months ended March 31, 2025 and 2024:

(In thousands)	Commercial real estate	Construction and land development	Residential real estate	Mortgage warehouse	Commercial	Enterprise value	Digital asset	Consumer	Total
Balance at December 31, 2024	$3,715	$104	$120	$71	$2,198	$14,875	$—	$4	$21,087
Charge-offs	—	—	—	—	—	—	—	(7)	(7)
Recoveries	—	—	—	—	10	—	—	—	10
Provision (credit)	326	17	(7)	5	7	(284)	—	6	70
Balance at March 31, 2025	$4,041	$121	$113	$76	$2,215	$14,591	$—	$3	$21,160

Balance at December 31, 2023	$4,471	$407	$75	$42	$2,493	$8,166	$5,915	$2	$21,571
Charge-offs	—	—	—	—	(5)	—	—	(18)	(23)
Recoveries	—	—	—	—	—	—	—	1	1
Provision (credit)	50	(18)	(3)	12	(210)	(1,599)	(3,791)	16	(5,543)
Balance at March 31, 2024	$4,521	$389	$72	$54	$2,278	$6,567	$2,124	$1	$16,006

The following table presents loan delinquencies by portfolio segment at March 31, 2025 and December 31, 2024:

			90 Days	Total
	30 - 59	60 - 89	or More	Past	Total	Total
(In thousands)	Days	Days	Past Due	Due	Current	Loans
March 31, 2025
Commercial real estate	$—	$—	$161	$161	$587,380	$587,541
Construction and land development	—	—	—	—	32,401	32,401
Residential real estate	135	—	209	344	5,303	5,647
Mortgage warehouse	—	—	—	—	276,069	276,069
Commercial	—	46	1,544	1,590	166,497	168,087
Enterprise value	6,444	7,676	1,280	15,400	247,045	262,445
Consumer	—	—	1	1	164	165
Total	$6,579	$7,722	$3,195	$17,496	$1,314,859	$1,332,355

December 31, 2024
Commercial real estate	$—	$—	$—	$—	$559,325	$559,325
Construction and land development	—	—	—	—	28,097	28,097
Residential real estate	285	69	241	595	5,413	6,008
Mortgage warehouse	—	—	—	—	259,181	259,181
Commercial	50	—	1,543	1,593	162,334	163,927
Enterprise value	—	—	—	—	309,786	309,786
Consumer	—	—	1	1	270	271
Total	$335	$69	$1,785	$2,189	$1,324,406	$1,326,595

The following table presents the amortized cost basis of loans on non-accrual with no allowance for credit loss, loans on non-accrual, and loans 90 days or more past due but still accruing as of March 31, 2025 and December 31, 2024:

	Non-accrual		90 Days
	With No		or More
	Allowance	Non-accrual	Past Due
(In thousands)	for Credit Loss	Loans	and Accruing
March 31, 2025
Commercial real estate	$217	$217	$—
Residential real estate	—	360	—
Commercial	1,543	1,543	—
Enterprise value	11,718	29,298	—
Consumer	—	1	—
Total	$13,478	$31,419	$—

December 31, 2024
Commercial real estate	$57	$57	$—
Residential real estate	—	366	—
Commercial	1,543	1,543	—
Enterprise value	1,338	18,920	—
Consumer	—	1	—
Total	$2,938	$20,887	$—

The Company did not recognize interest income on non-accrual loans during the three months ended March 31, 2025 or 2024.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2025 and  December 31, 2024:

	Commercial		Business
	Real	Business	Enterprise
(In thousands)	Estate	Assets	Value
March 31, 2025
Commercial real estate	$217	$—	$—
Commercial	—	1,543	—
Enterprise value	—	—	32,943
Total	$217	$1,543	$32,943

December 31, 2024
Commercial real estate	$19,690	$—	$—
Commercial	—	1,543	—
Enterprise value	—	—	22,567
Total	$19,690	$1,543	$22,567

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

The following table presents the amortized cost basis of loans at March 31, 2025 and 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and 2024, respectively, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Combination Term Extension and Other-Than-Insignificant Payment Delay	Total Class of Financing Receivable $	Total Class of Financing Receivable %
March 31, 2025
Enterprise value	$4,945	$—	$4,945	1.88%
Total	$4,945	$—	$4,945	0.37%

March 31, 2024
Commercial real estate	$1,785	$18,227	$20,012	4.18%
Commercial	1,816	—	1,816	1.10%
Total	$3,601	$18,227	$21,828	1.61%

In certain instances, if a borrower continues to experience financial difficulty following a modification, additional concessions may be granted. As of March 31, 2025, the modifications made to borrowers experiencing financial difficulty included $3.7 million related to a single relationship that previously received four-month payment deferrals in both the second and fourth quarters of 2024, as well as a $922,000 loan that was previously granted a term extension in the second quarter of 2024.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024:

	Weighted-Average Other-Than-Insignificant Payment Delay	Weighted-Average Term Extension and Other-Than-Insignificant Payment Delay
	Months	Months	Months
March 31, 2025
Enterprise value	5.48	—	—

March 31, 2024
Commercial real estate	5.47	6.00	6.00
Commercial	3.00	—	—

As of March 31, 2025 and March 31, 2024, the Company had no additional commitments to lend to borrowers experiencing financial difficulty whose loan terms were modified during the three months preceding each respective date. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The table below shows the delinquency status of loans that were modified to borrowers experiencing financial difficulty within the preceding 12 months from  March 31, 2025 and 2024:

		30 - 59	60 - 89	90 Days or More
(In thousands)	Current	Days Past Due	Days Past Due	Past Due	Total Past Due
March 31, 2025
Commercial real estate	$19,821	$—	$—	$—	$—
Enterprise value	30,164	2,852	—	1,280	4,132
Total	$49,985	$2,852	$—	$1,280	$4,132

March 31, 2024
Commercial real estate	$20,012	$—	$—	$—	$—
Commercial	1,830	—	—	—	—
Enterprise value	17,587	—	—	—	—
Digital asset	10,071	—	—	—	—
Total	$49,500	$—	$—	$—	$—

As of March 31, 2025, $2.9 million in loans were 30-59 days past due and had been modified due to financial difficulty within the past 12 months. These loans are part of a single $10.4 million lending relationship that was placed on nonaccrual status and individually evaluated for reserves during the first quarter of 2025. Additionally, $1.3 million in loans that are 90 days or more past due as of March 31, 2025, pertain to a borrower who received a four-month payment delay during the first quarter of 2025. However, interest payments on the loan remained outstanding and delinquent.

The following table provides the amortized cost basis of loans that had a payment default during the period and were modified within the preceding 12 months from default to borrowers experiencing financial difficulty:

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Combination Term Extension and Other-Than-Insignificant Payment Delay	Total Class of Financing Receivable
March 31, 2025
Enterprise value	$3,210	$922	$4,132
Total	$3,210	$922	$4,132

As of  March 31, 2024, there were no subsequent defaults related to loans modified to borrowers experiencing financial difficulty within the preceding 12 months.

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

Consumer loans are not formally rated.

Based on the most recent analysis performed, the risk category of loans by class of loans and their corresponding gross write-offs for the three months ended March 31, 2025 is presented below:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial real estate
Pass	$27,003	$88,428	$34,273	$74,013	$123,738	$185,825	$21,510	$—	$554,790
Special mention	—	—	—	—	—	28,887	—	—	28,887
Substandard	—	—	—	—	—	3,864	—	—	3,864
Total commercial real estate	27,003	88,428	34,273	74,013	123,738	218,576	21,510	—	587,541
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction and land development
Pass	1,310	10,558	5,032	9,942	313	1,311	3,935	—	32,401
Total construction and land development	1,310	10,558	5,032	9,942	313	1,311	3,935	—	32,401
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	—	—	—	—	—	3,497	1,816	5	5,318
Substandard	—	—	—	—	—	264	65	—	329
Total residential real estate	—	—	—	—	—	3,761	1,881	5	5,647
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Mortgage warehouse
Pass	—	—	—	—	—	—	276,069	—	276,069
Total mortgage warehouse	—	—	—	—	—	—	276,069	—	276,069
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	3,134	11,648	11,400	19,992	42,801	38,209	30,839	—	158,023
Special mention	—	—	—	659	—	1,041	5,362	—	7,062
Substandard	—	—	—	—	—	2,777	225	—	3,002
Total commercial	3,134	11,648	11,400	20,651	42,801	42,027	36,426	—	168,087
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Enterprise Value
Pass	995	30,982	45,520	49,783	53,712	25,813	6,017	—	212,822
Special mention	—	—	2,429	3,654	5,280	3,654	740	—	15,757
Substandard	—	—	—	13,192	5,309	6,843	8,522	—	33,866
Total enterprise value	995	30,982	47,949	66,629	64,301	36,310	15,279	—	262,445
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Not formally rated	—	—	—	—	—	120	45	—	165
Total consumer	—	—	—	—	—	120	45	—	165
Current period gross write-offs	7	—	—	—	—	—	—	—	7

Total loans	$32,442	$141,616	$98,654	$171,235	$231,153	$302,105	$355,145	$5	$1,332,355

Total current period gross write-offs	$7	$—	$—	$—	$—	$—	$—	$—	$7

The following table presents the risk category of loans by class of loans as of December 31, 2024 and their corresponding gross write-offs for the year then ended:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial real estate
Pass	$88,884	$34,606	$74,412	$118,094	$23,848	$167,174	$18,916	$569	$526,503
Special mention	—	—	—	—	1,045	27,872	—	—	28,917
Substandard	—	—	—	—	—	3,905	—	—	3,905
Total commercial real estate	88,884	34,606	74,412	118,094	24,893	198,951	18,916	569	559,325
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction and land development
Pass	9,072	5,220	9,941	42	—	1,315	2,507	—	28,097
Total construction and land development	9,072	5,220	9,941	42	—	1,315	2,507	—	28,097
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	—	—	—	—	4	3,452	1,842	376	5,674
Substandard	—	—	—	—	—	269	65	—	334
Total residential real estate	—	—	—	—	4	3,721	1,907	376	6,008
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Mortgage warehouse
Pass	—	—	—	—	—	—	259,181	—	259,181
Total mortgage warehouse	—	—	—	—	—	—	259,181	—	259,181
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	8,319	5,092	20,697	51,004	7,922	33,221	28,325	154	154,734
Special mention	—	—	869	24	—	993	4,209	—	6,095
Substandard	—	—	—	—	—	2,873	225	—	3,098
Total commercial	8,319	5,092	21,566	51,028	7,922	37,087	32,759	154	163,927
Current period gross write-offs	—	—	—	96	—	5	—	—	101
Enterprise Value
Pass	31,684	55,609	60,965	69,599	30,421	6,949	7,621	—	262,848
Special mention	—	—	2,591	5,528	1,862	2,224	705	—	12,910
Substandard	—	—	13,199	5,308	4,954	1,123	8,522	922	34,028
Total enterprise value	31,684	55,609	76,755	80,435	37,237	10,296	16,848	922	309,786
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Digital asset
Current period gross write-offs	—	—	2,124	—	—	—	—	—	2,124
Consumer
Not formally rated	—	—	—	—	—	225	46	—	271
Total consumer	—	—	—	—	—	225	46	—	271
Current period gross write-offs	43	—	—	—	—	7	—	—	50

Total loans	$137,959	$100,527	$182,674	$249,599	$70,056	$251,595	$332,164	$2,021	$1,326,595

Total current period gross write-offs	$43	$—	$2,124	$96	$—	$12	$—	$—	$2,275

(6)    Deposits

A summary of deposit balances, by type is as follows:

	At	At
	March 31,	December 31,
(In thousands)	2025	2024
Noninterest-bearing:
Demand	$302,275	$351,528
Interest-bearing:
NOW	69,394	83,270
Regular savings	112,961	132,198
Money market deposits	445,313	463,687
Certificates of deposit:
Certificate accounts of $250,000 or more	64,947	67,009
Certificate accounts less than $250,000	189,632	211,268
Total interest-bearing	882,247	957,432
Total deposits	$1,184,522	$1,308,960

At  March 31, 2025 and December 31, 2024, the aggregate amount of brokered certificates of deposit was $125.0 million and $150.2 million, respectively. All brokered certificates of deposit are in denominations less than $250,000 listed above. Listing service deposits were primarily included in savings accounts shown in the table above and totaled $26.8 million and $47.6 million at  March 31, 2025 and December 31, 2024, respectively.

(7)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”) and the Federal Reserve Bank of Boston's (“FRB”) borrower-in-custody (“BIC”) program. Maturities of advances from the FHLB and FRB as of March 31, 2025 are summarized as follows:

(In thousands)
Fiscal Year-End
2025	$123,102
2026	138
2027	139
2028	141
2029	143
Thereafter	3,866
Total	$127,529

Advances from the FHLB are secured by qualified collateral, consisting primarily of certain commercial real estate loans, qualified mortgage-backed government securities and certain loans with mortgages secured by one- to four-family properties. At March 31, 2025, advances from the FHLB consisted of short-term advances of $35.0 million and long-term advances with original maturities more than one year of $9.5 million. The interest rate on short-term advances from the FHLB ranged from 4.24% to 4.47% at  March 31, 2025, with a weighted-average interest rate of 4.31%. The interest rates on FHLB long-term advances ranged from 1.21% to 1.32%, with a weighted average interest rate of 1.26% at  March 31, 2025. At  March 31, 2025, the Company had the ability to borrow $157.2 million from the FHLB, of which $44.5 million was outstanding as of that date.

Borrowings from the FRB BIC program are secured by a Uniform Commercial Code financing statement on qualified collateral, consisting of certain commercial loans. The Company had the ability to borrow $317.7 million from the FRB, of which $83.0 million was outstanding as of  March 31, 2025, comprised of an overnight advance with an interest rate of 4.50%.

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

The following summarizes financial instruments measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2025
State and municipal securities	$10,419	$—	$10,419	$—
Asset-backed securities	7,082	—	7,082	—
Government mortgage-backed securities	7,698	—	7,698	—
Total	$25,199	$—	$25,199	$—

December 31, 2024
State and municipal securities	$10,551	$—	$10,551	$—
Asset-backed securities	7,216	—	7,216	—
Government mortgage-backed securities	7,926	—	7,926	—
Total	$25,693	$—	$25,693	$—

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

The following summarizes assets measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2025
Loans
Enterprise value	$6,821	$—	$—	$6,821
Total	$6,821	$—	$—	$6,821

December 31, 2024
Loans
Enterprise value	$7,471	$—	$—	$7,471
Total	$7,471	$—	$—	$7,471

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2025
Loans
Enterprise value	$6,821	Business valuation	Market assumptions	0% - 5%

December 31, 2024
Loans
Enterprise value	$7,471	Business valuation	Market assumptions	0% - 5%

At March 31, 2025, the contractual balance of enterprise value loans measured at fair value on a nonrecurring basis was $17.7 million, net of reserves of $10.8 million and deferred fees and costs of $129,000. At December 31, 2024, the contractual balance of loans measured at fair value on a nonrecurring basis was $17.7 million, net of reserves of $10.1 million and deferred fees and costs of $126,000 for the enterprise value segment.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at March 31, 2025 and December 31, 2024:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
March 31, 2025
Financial assets:
Cash and cash equivalents	$124,984	$124,984	$—	$—	$124,984
Available-for-sale debt securities	25,199	—	25,199	—	25,199
Federal Home Loan Bank of Boston stock	2,696	N/A	N/A	N/A	N/A
Loans, net	1,311,195	—	—	1,285,241	1,285,241
Accrued interest receivable	4,968	—	4,968	—	4,968
Assets held for sale	2,256	—	2,950	—	2,950
Financial liabilities:
Deposits	1,184,522	—	1,184,996	—	1,184,996
Borrowings	127,529	—	126,736	—	126,736

December 31, 2024
Financial assets:
Cash and cash equivalents	$169,142	$169,142	$—	$—	$169,142
Available-for-sale debt securities	25,693	—	25,693	—	25,693
Federal Home Loan Bank of Boston stock	2,697	N/A	N/A	N/A	N/A
Loans, net	1,305,508	—	—	1,272,387	1,272,387
Accrued interest receivable	5,296	—	5,296	—	5,296
Assets held for sale	2,256	—	2,950	—	2,950
Financial liabilities:
Deposits	1,308,960	—	1,309,492	—	1,309,492
Borrowings	44,563	—	43,492	—	43,492

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

Federal banking agencies have established a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio, calculated as Tier 1 capital to average total consolidated assets, greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for federal law. As of March 31, 2025 and  December 31, 2024, the Bank elected to be subject to the CBLR framework and was categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual capital amounts and ratios at  March 31, 2025 and  December 31, 2024 are summarized as follows:

	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
March 31, 2025
Community Bank Leverage Ratio	$207,205	13.80%	$135,181	>	9.0%

December 31, 2024
Community Bank Leverage Ratio	$204,059	12.74%	$144,099	>	9.0%

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that  may be paid in a year, without prior approval of regulatory agencies, to the net income of the Bank for the year plus the retained net income of the previous two years. For the three months ended  March 31, 2025, the Bank reported net income of $2.1 million. For the years ended  December 31, 2024 and 2023, the Bank reported net income of $7.1 million and $10.7 million, respectively. There were no dividends paid during the three months ended  March 31, 2025.

The Company  may, at times, repurchase its own shares in the open market. Such transactions are subject to the notice provisions for stock repurchases of the Board of Governors of the Federal Reserve System. In  December 2024, the Company announced its plan to repurchase 883,366 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the FRB. The Company did not repurchase any common stock under this program during the three months ended March 31, 2025.

(10)    Employee Stock Ownership Plan

The Bank maintains an employee stock ownership plan (the “ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified plan for the benefit of all eligible Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 1,538,868 shares between the initial and second-step stock offerings with the proceeds of a loan totaling $11.8 million. The loan is payable over 15 years at a rate per annum equal to 5.00%. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The number of shares committed to be released per year through 2033 is 89,758.

Shares held by the ESOP include the following:

	March 31, 2025	December 31, 2024
Allocated	731,046	641,288
Committed to be allocated	22,439	89,758
Unallocated	785,383	807,822
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $9.0 million at March 31, 2025.

Total compensation expense recognized in connection with the ESOP for the three months ended  March 31, 2025 and 2024 was $262,000 and $225,000, respectively.

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

	Three Months Ended
(Dollars in thousands, except per share	March 31,	March 31,
dollar amounts)	2025	2024
Net income attributable to common shareholders	$2,170	$4,981

Average number of common shares issued	17,788,543	17,665,391
Less:
Average unallocated ESOP shares	(792,862)	(882,623)
Average unvested restricted stock	(173,485)	(113,317)
Average number of common shares outstanding to calculate basic earnings per common share	16,822,196	16,669,451

Effect of dilutive unvested restricted stock and stock option awards	101,887	51,202
Average number of common shares outstanding to calculate diluted earnings per common share	16,924,083	16,720,653

Earnings per common share:
Basic	$0.13	$0.30
Diluted	$0.13	$0.30

Stock options for 588,983 and 844,887 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2025 and 2024, respectively, because they were anti-dilutive, meaning the exercise price for such options was higher than the average market price for the Company for such period.

(12)    Share-Based Compensation

The Company maintains the Provident Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) and the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan”, and collectively with the 2020 Equity Plan, the “Equity Plans”). Under the Equity Plans, the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers, and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plans, with 902,344 and 1,021,239 shares reserved for options under the 2016 Equity Plan and 2020 Equity Plan, respectively. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 360,935 and 408,495 under the 2016 Equity Plan and 2020 Equity Plan, respectively. The value of restricted stock grants is based on the market price of the stock on grant date. Options and awards vest ratably over three to five years. The Company has elected to recognize forfeitures of awards as they occur.

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

●	Expected volatility is based on historical volatility of the Company’s common stock price;
●	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period;
●	The dividend yield assumption is based on the Company’s expectation of dividend payouts; and
●	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

There were no options granted during the three months ended  March 31, 2025.

A summary of the status of the Company’s stock options for the three months ended March 31, 2025 is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,116,092	$11.17
Granted	—	—
Forfeited	—	—
Expired	(3,000)	15.00
Exercised	—	—
Outstanding at March 31, 2025	1,113,092	$11.16	5.92	$1,111,000
Outstanding and expected to vest at March 31, 2025	1,113,092	$11.16	5.92	$1,111,000
Vested and Exercisable at March 31, 2025	709,399	$10.91	4.71	$866,000
Unrecognized compensation cost	$1,634,000
Weighted average remaining recognition period (years)	3.35

For the three months ended March 31, 2025 and 2024, expense for the stock options was $175,000 and $130,000, respectively. There were no stock options exercised during the three months ended  March 31, 2025 and 2024.

Restricted Stock

Shares issued upon the granting of restricted stock may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will be available for issuance under the Equity Plans. The fair market value of shares awarded, based on the market prices at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

The following table presents the activity in restricted stock awards under the Equity Plans for the three months ended March 31, 2025:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2024	206,594	$11.40
Granted	—	—
Forfeited	—	—
Vested	(13,629)	10.93
Unvested restricted stock awards at March 31, 2025	192,965	$11.43
Unrecognized compensation cost	$1,852,000
Weighted average remaining recognition period (years)	3.47

For the three months ended March 31, 2025 and 2024, expense for the restricted stock awards was $192,000 and $131,000, respectively. The tax benefit from restricted awards was $53,000 and $40,000 for the three months ended March 31, 2025 and 2024, respectively. The total fair value of shares vested during the three months ended March 31, 2025 and 2024 was $162,000 and $84,000, respectively.

(13)    Leases

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company’s balance sheet.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For the leases that do not provide an implicit rate, the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. The Company’s lease terms  may include lease extension and termination options when it is reasonably certain that the Company will exercise the option. The Company recognized ROU assets totaling $3.4 million at  March 31, 2025 and  December 31, 2024, and operating lease liabilities totaling $3.8 million and $3.9 million at  March 31, 2025 and  December 31, 2024, respectively. The lease liabilities recognized by the Company represent two leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For the three months ended  March 31, 2025 and 2024, rent expense, including variable lease components, for the operating leases totaled $95,000 and $79,000, respectively.

The following table presents information regarding the Company’s operating leases:

	March 31,	December 31,
	2025	2024
Weighted-average discount rate	5.85%	5.83%
Range of lease expiration dates (in years)	3 - 10 years	3 - 11 years
Range of lease renewal options (in years)	0 - 30 years	0 - 30 years
Weighted-average remaining lease term (in years)	24.0 years	24.1 years

The following table presents the undiscounted annual lease payments under the terms of the Company’s operating leases at March 31, 2025 and December 31, 2024, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

	March 31,	December 31,
Fiscal Year-End	2025	2024
(In thousands)
2025	$261	$346
2026	357	357
2027	359	359
2028	272	272
2029	261	261
Thereafter	5,499	5,499
Total lease payments	7,009	7,094
Less imputed interest	(3,176)	(3,232)
Total lease liabilities	$3,833	$3,862

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

(15)    Qualified Affordable Housing Project Investments

The Bank invests in qualified affordable housing projects. At  March 31, 2025 and December 31, 2024, the balance of the investment for qualified affordable housing projects was $5.2 million and $5.4 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. Under the proportional amortization method, the Company recognized amortization expense of $179,000 and tax credits of $208,000 for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company recognized amortization expense of $178,000 and tax credits of $218,000.

(16)    Assets Held for Sale

During the third quarter of 2024 the Bank entered into a preliminary agreement with a third-party for a sale and leaseback transaction, expected to close within one year, related to its flagship branch and limited administrative space. Upon entering the preliminary agreement, the building, with a carrying value of $2.3 million, was reclassified out of premises and equipment, net, into other assets where it will be held until the sale has closed. Since the current carrying value is less than the fair market value less costs to sell, the building held for sale has received no fair value adjustments.

 (17)    Segment Information

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 is intended to assist in understanding our financial condition and results of operations. Operating results for the three-month period ended March 31, 2025 may not be indicative of results for all of 2025 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected, including potential recessionary conditions or slowed economic growth caused by supply chain disruptions or otherwise;
●	any concentration risk within our lending and deposit portfolio;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
●	negative impact from unfavorable regulatory penalties and/or settlements;
●	cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems, or those of third parties upon which we rely, to obtain unauthorized access to confidential information and destroy data or disable our systems;
●	technological changes that may be more difficult or expensive than expected;
●	the ability of third-party providers to perform their obligations to us;
●	the ability of the U.S. Government to manage federal debt limits;
●	our ability to continue to implement or change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;
●	adverse changes in the securities markets;
●	changes in and impacts of laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, tax policy and rates, and capital requirements, and our ability to comply with such laws and regulations;
●	our ability to address any issues raised in regulatory examinations;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	the ability to raise capital to implement our business plan, if necessary;
●	the effect of potential future supervisory action against us or BankProv and our ability to address any issues raised in our regulatory exams;
●	our ability to retain key employees;
●	effects of natural disasters and global pandemics;
●	the effects of any U.S. government shutdown;
●	the effects of domestic and international hostilities, including terrorism;
●	the implementation of tariffs, and the potential for retaliatory trade measures from other nations, which could raise the cost of goods and services;
●	our ability to control costs and expenses, particularly in relation to the non-discretionary costs associated with operating as a publicly traded company;
●	our compensation expense associated with equity allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

While management utilizes its best judgment and information available, the ultimate adequacy of our ACLL is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, and changes in interest rates. For more information regarding the Allowance for Credit losses for Loans refer to Note 5 - Loans and Allowance for Credit Losses for Loans of the Notes to the Unaudited Consolidated Financial Statements.

Balance Sheet Analysis

The Bank achieved substantive growth during the first quarter of 2025 in all targeted lending areas, which was partially offset by the accelerated reduction of the enterprise value loan portfolio. The strategy to transform the balance sheet to that of a traditional community bank has positively impacted the Bank’s earnings power while reducing exposure to riskier segments, despite a net reduction in the balance sheet during that period.

Assets. Total assets were $1.55 billion at March 31, 2025, a decrease of $39.2 million, or 2.5%, from $1.59 billion at December 31, 2024. The decrease resulted primarily from a decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $44.2 million, or 26.1%, to $125.0 million at March 31, 2025, compared to $169.1 million at December 31, 2024, primarily due to a decrease in deposits. For more information on cash sources and uses please refer to “– Liquidity and Capital Resources”.

Loan Portfolio Analysis. Net loans were $1.31 billion at March 31, 2025, an increase of $5.7 million, or 0.4%, from December 31, 2024. The increase in net loans was primarily driven by commercial loan growth of $36.7 million, or 4.9%, with growth in each of the commercial, commercial real estate, and construction and land development loan segments. Mortgage warehouse loans also increased $16.9 million, or 6.5%, from December 31, 2024. This growth was partially offset by the decrease in enterprise value loans of $47.3 million, or 15.3%, bringing this segment below 20.0% of the Bank's loan portfolio.

Loan Portfolio Concentrations. The following table provides information with respect to our loan portfolio concentrations at March 31, 2025 and December 31, 2024:

	At March 31, 2025		At December 31, 2024
(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$587,541	44.10%	$559,325	42.16%
Construction and land development	32,401	2.43	28,097	2.12
Residential real estate	5,647	0.42	6,008	0.45
Mortgage warehouse	276,069	20.72	259,181	19.54
Commercial	168,087	12.62	163,927	12.36
Enterprise value	262,445	19.70	309,786	23.35
Consumer	165	0.01	271	0.02
Total loans	1,332,355	100.00%	1,326,595	100.00%
Allowance for credit losses for loans	(21,160)		(21,087)
Net loans	$1,311,195		$1,305,508

Commercial Real Estate Concentrations. The following table provides information with respect to our commercial real estate concentrations at March 31, 2025 and December 31, 2024:

	At March 31, 2025			At December 31, 2024
		Percent of	Percent of		Percent of	Percent of
(Dollars in thousands)	Amortized cost	commercial real estate	total loans	Amortized cost	commercial real estate	total loans
Industrial/manufacturing/warehouse	$93,137	15.85%	6.99%	$93,551	16.73%	7.05%
Self-storage facility	79,828	13.59	5.99	80,301	14.36	6.05
Multifamily	70,407	11.98	5.28	67,068	11.99	5.06
Office	63,454	10.80	4.76	62,228	11.13	4.69
Mixed use	43,959	7.48	3.30	44,322	7.92	3.34
Mobile home park	40,924	6.97	3.07	32,124	5.74	2.42
Hotel/motel/inn	38,560	6.56	2.90	40,118	7.17	3.02
Campground/RV park	34,666	5.90	2.60	22,176	3.96	1.67
Residential one-to-four family	28,909	4.92	2.17	27,699	4.95	2.09
Retail	25,295	4.31	1.90	20,621	3.69	1.55
Other commercial real estate	68,402	11.64	5.14	69,117	12.36	5.22
Total	$587,541	100.00%	44.10%	$559,325	100.00%	42.16%

Enterprise Value Concentrations. The Bank has focused on reducing the risk exposure in this portfolio, including continuing to build our credit management practices with improved analytics that provide for enhanced monitoring of early warning risk indicators. This effort has resulted in more detailed industry information, as noted in the table below where loans previously classified as Other were re-classified during the first quarter of 2025 to improve the reporting of our concentrations and industry diversification. The following table provides information with respect to our enterprise value concentrations at March 31, 2025 and December 31, 2024:

	As of March 31, 2025			At December 31, 2024
		Percent of	Percent of		Percent of	Percent of
(Dollars in thousands)	Amortized cost	enterprise value	total loans	Amortized cost	enterprise value	total loans
Consulting services	$51,268	19.53%	3.85%	$61,840	19.96%	4.66%
Healthcare and social assistance	36,598	13.95	2.75	33,352	10.77	2.51
Professional services	34,311	13.07	2.58	37,898	12.23	2.86
Advertising	29,104	11.09	2.18	36,464	11.77	2.75
Construction	25,030	9.54	1.88	13,895	4.49	1.05
Personal services	24,974	9.52	1.87	26,035	8.40	1.96
Industrial/manufacturing/warehouse	23,802	9.07	1.79	24,697	7.97	1.86
Real estate services	19,633	7.48	1.47	27,935	9.02	2.11
Other	17,725	6.75	1.33	47,670	15.39	3.59
Total	$262,445	100.00%	19.70%	$309,786	100.00%	23.35%

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

Internal and independent third-party loan reviews vary by loan type and, depending on the size and complexity of the loan, some loans may warrant detailed individual review, while other loans may have less risk, based upon size, or inclusion in a homogeneous pool, reducing the need for detailed individual analysis. Assets with these characteristics, such as consumer loans and residential mortgages, may be reviewed based on risk indicators such as delinquency or credit rating. In cases of significant concern, a total re-evaluation of a loan and its associated risks are documented. We may re-evaluate the fair market value or net realizable value to determine the likelihood of potential loss exposure and, consequently, the adequacy of specific and general credit loss reserves.

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

Delinquencies. Total past due loans increased $15.3 million to $17.5 million at March 31, 2025 from $2.2 million at December 31, 2024. The increase was primarily driven by enterprise value relationships of $10.4 million and $3.6 million, that became delinquent during the first quarter of 2025. The $3.6 million is part of a relationship totaling $4.0 million that was downgraded to special mention as of March 31, 2025, and the $10.4 million relationship is further described below, with our non-performing assets. The remaining increase in delinquent loans of $1.3 million pertain to enterprise value loans that received a four-month payment delay during the first quarter of 2025. However, interest payments on the loan remained outstanding and delinquent.

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

The following table sets forth information regarding our non-performing assets at the dates indicated:

(Dollars in thousands)	At March 31, 2025	At December 31, 2024
Non-accrual loans:
Commercial real estate	$217	$57
Residential real estate	360	366
Commercial	1,543	1,543
Enterprise value	29,298	18,920
Consumer	1	1
Total non-accrual loans	31,419	20,887
Total non-performing assets	$31,419	$20,887

Allowance for credit losses for loans as a percent of non-performing loans	67.35%	100.96%
Non-performing loans as a percent of total loans (1)	2.36%	1.57%
Non-performing loans as a percent of total assets	2.02%	1.31%

(1)	Loans are presented at amortized cost.

Non-accrual loans increased $10.5 million, or 50.4%, to $31.4 million, or 2.36% of total loans outstanding at March 31, 2025, from $20.9 million, or 1.57% of total loans outstanding at December 31, 2024. The increase in non-accrual loans as of March 31, 2025 was primarily driven by a $10.4 million enterprise value loan relationship that was placed on non-accrual status and individually analyzed for reserves during the first quarter of 2025. Based on third-party valuation, which indicated sufficient collateral, the Bank has not taken a reserve against this relationship as of March 31, 2025. The enterprise value relationship is with a behavioral health company with multiple mental health and addiction treatment facilities located in Massachusetts. The Bank is evaluating a loan workout facility that was proposed after March 31, 2025, which would make rate and term concessions to secure a path to full repayment and under terms acceptable to the Bank. The Bank does not expect any material changes to the ACLL as a result of this loan workout facility. Additionally, the separate $17.7 million enterprise value relationship placed on non-accrual status in 2024 continues to have unstable operating results and required an additional reserve of $647,000 during the first quarter of 2025.

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

Activity in the Allowance for Credit Losses for Loans. The following table sets forth activity in our allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Allowance at beginning of period	$21,087	$21,571
Credit loss expense (benefit) for loans	70	(5,543)
Charge-offs:
Commercial	—	5
Consumer	7	18
Total charge-offs	7	23

Recoveries:
Commercial	10	—
Consumer	—	1
Total recoveries	10	1

Net (recoveries) charge-offs	(3)	22

Allowance at end of period	$21,160	$16,006

Allowance to total loans outstanding at end of period	1.59%	1.18%
Net charge-offs to average loans outstanding during the period (annualized)	(0.00)%	0.01%

The increase in the allowance between March 31, 2025 and March 31, 2024 was primarily due to one enterprise value relationship with an amortized cost of $17.6 million which incurred $10.8 million in individually analyzed reserves since March 31, 2024. The increase in the allowance for credit losses for loans was partially offset by an $880,000 recovery and reductions in the general allowance due to updated loss rates resulting from the annual refresh of our current expected credit loss model in the fourth quarter of 2024, and changes in the loan portfolio mix since March 31, 2024.

Deposits. Total deposits were $1.18 billion at March 31, 2025, a decrease of $124.4 million, or 9.5%, from $1.31 billion at December 31, 2024. This decrease was primarily due to decreases of $34.5 million in specialty deposits, $13.1 million in deposits related to our enterprise value loan portfolio, $25.2 million in brokered deposits, and $20.8 million in deposits obtained through listing services.

The following table sets forth the distribution of total deposits by account type at the dates indicated:

	At March 31, 2025		At December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing:
Retail deposits
Demand	$302,275	25.52%	$351,528	26.86%
Interest-bearing:
Retail deposits
NOW	69,394	5.86%	83,270	6.36%
Regular savings	86,169	7.28%	87,340	6.67%
Money market deposits	445,312	37.59%	463,686	35.42%
Certificates of deposit	129,620	10.94%	125,365	9.58%
Brokered deposits
Money market deposits	1	—%	1	—%
Certificates of deposit	124,959	10.55%	150,189	11.47%
Listing service deposits
Regular savings	26,792	2.26%	44,858	3.43%
Certificates of deposit	—	—%	2,723	0.21%
Total	$1,184,522	100.00%	$1,308,960	100.00%

Borrowings. Total borrowings were $127.5 million at March 31, 2025, an increase of $83.0 million, or 186.2%, from December 31, 2024. As a result of the decrease in deposits, the Bank utilized overnight borrowings to meet short-term liquidity obligations at March 31, 2025.

Shareholders’ Equity. As of March 31, 2025, shareholders’ equity totaled $234.0 million, an increase of $2.9 million, or 1.3%, from December 31, 2024. The increase includes the Company's net income, which totaled $2.2 million for the quarter ended March 31, 2025. Shareholders’ equity to total assets was 15.1% at March 31, 2025, compared to 14.5% at December 31, 2024. Book value per share was $13.16 at March 31, 2025, an increase from $12.99 at December 31, 2024. Market value per share increased to $11.48 at March 31, 2025, an increase of 0.7% from $11.40 at December 31, 2024. As of March 31, 2025, the Bank was categorized as well capitalized under the Federal Deposit Insurance Corporation regulatory framework for prompt corrective action.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

General. The Company reported net income for the quarter ended March 31, 2025 of $2.2 million, or $0.13 per diluted share, compared to $5.0 million, or $0.30 per diluted share, for the quarter ended March 31, 2024. The Company’s return on average assets was 0.58% for the quarter ended March 31, 2025, compared to 1.26% for the quarter ended March 31, 2024. The Company's return on average equity was 3.71% for the quarter ended March 31, 2025, compared to 8.93% for the quarter ended March 31, 2024.

Net Interest and Dividend Income. Net interest and dividend income was $12.9 million, an increase of $389,000, or 3.1%, compared to the quarter ended March 31, 2024. The interest rate spread and net interest margin were 2.62% and 3.65%, respectively, for the quarter ended March 31, 2025, compared to 2.28% and 3.38%, respectively, for the quarter ended March 31, 2024.

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

	For the Three Months Ended
	March 31, 2025			March 31, 2024
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,291,583	$19,307	5.98%	$1,323,260	$20,069	6.07%
Short-term investments	90,198	1,013	4.49%	123,546	1,729	5.60%
Debt securities available-for-sale	25,594	190	2.97%	28,234	205	2.90%
Federal Home Loan Bank stock	2,696	70	10.39%	1,783	32	7.18%
Total interest-earning assets	1,410,071	20,580	5.84%	1,476,823	22,035	5.97%
Noninterest earning assets	92,277			98,890
Total assets	$1,502,348			$1,575,713
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$118,713	$264	0.89%	$244,148	$1,961	3.21%
Money market accounts	447,792	3,756	3.36%	454,883	4,238	3.73%
NOW accounts	72,893	257	1.41%	82,831	183	0.88%
Certificates of deposit	268,879	3,092	4.60%	230,616	2,958	5.13%
Total interest-bearing deposits	908,277	7,369	3.25%	1,012,478	9,340	3.69%
Borrowings
Short-term borrowings	37,922	306	3.23%	12,181	178	5.85%
Long-term borrowings	9,542	30	1.26%	9,675	31	1.28%
Total borrowings	47,464	336	2.83%	21,856	209	3.83%
Total interest-bearing liabilities	955,741	7,705	3.22%	1,034,334	9,549	3.69%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	304,601			306,349
Other noninterest-bearing liabilities	8,277			12,041
Total liabilities	1,268,619			1,352,724
Total equity	233,729			222,989
Total liabilities and equity	$1,502,348			$1,575,713
Net interest income		$12,875			$12,486
Interest rate spread (2)			2.62%			2.28%
Net interest-earning assets (3)	$454,330			$442,489
Net interest margin (4)			3.65%			3.38%
Average interest-earning assets to interest-bearing liabilities	147.54%			142.78%

(1)	Interest earned/paid on loans includes $780,000 and $734,000 in loan fee income for the three months ended March 31, 2025 and March 31, 2024, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended March 31, 2025
	Compared to the Three Months Ended March 31, 2024
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$(286)	$(476)	$(762)
Short-term investments	(303)	(413)	(716)
Debt securities available-for-sale	5	(20)	(15)
Federal Home Loan Bank stock	18	20	38
Total interest-earning assets	(566)	(889)	(1,455)
Interest-bearing liabilities:
Savings accounts	(992)	(705)	(1,697)
Money market accounts	(417)	(65)	(482)
NOW accounts	98	(24)	74
Certificates of deposit	(326)	460	134
Total interest-bearing deposits	(1,637)	(334)	(1,971)
Borrowings
Short-term borrowings	(109)	237	128
Long-term borrowings	(1)	—	(1)
Total borrowings	(110)	237	127
Total interest-bearing liabilities	(1,747)	(97)	(1,844)
Change in net interest income	$1,181	$(792)	$389

Interest and Dividend Income. Total interest and dividend income was $20.6 million for the quarter ended March 31, 2025, a decrease of $1.5 million, or 6.6%, from the quarter ended March 31, 2024. The Company’s yield on interest-earning assets was 5.84% for the quarter ended March 31, 2025, down 13 basis from the quarter ended March 31, 2024 due to the lower market interest rate environment. Interest and fees on loans decreased $762,000, or 3.8%, from the quarter ended March 31, 2024. This decrease was primarily driven by a decrease in the average balance of loans of $31.7 million, or 2.4%, from March 31, 2024. The yield on loans was 5.98% for the quarter, which represents a decrease of nine basis points from the quarter ended March 31, 2024. This decrease in yield reflects the impact of lower prevailing interest rates, coupled with the significant reduction in our enterprise value portfolio, which typically generates higher rates relative to our other portfolios. Interest on short-term investments decreased $716,000, or 41.4%, from the quarter ended March 31, 2024. This decrease was primarily driven by a decrease in the average balance of short-term investments of $33.3 million, or 27.0%, from March 31, 2024. The yield on short-term investments was 4.49% for the quarter, which represents a decrease of 111 basis points from the quarter ended March 31, 2024.

Interest Expense. Total interest expense was $7.7 million for the quarter ended March 31, 2025, a decrease of $1.8 million, or 19.3%, from the quarter ended March 31, 2024. The decrease in interest expense was primarily driven by a decrease in the cost and average balance of interest-bearing deposits. The cost of interest-bearing deposits was 3.25% for the quarter ended March 31, 2025, a decrease of 44 basis points from 3.69% for the quarter ended March 31, 2024. The average balance of interest-bearing deposits decreased $104.2 million, or 10.3%, from March 31, 2024. This decrease was primarily driven by reductions in higher-cost brokered and listing service deposits. Interest expense on borrowings totaled $336,000 for the quarter ended March 31, 2025, an increase of $127,000, or 60.8%, from the quarter ended March 31, 2024. The increase in interest expense on borrowings was primarily driven by an increase in the average balance of borrowings of $25.6 million, or 117.2%, partially offset by a 100-basis point decrease in the cost of borrowings. The Company’s total cost of interest-bearing liabilities was 3.22% for the quarter ended March 31, 2025, a decrease of 47 basis points from 3.69% for the quarter ended March 31, 2024.

Provision for Credit Losses. The Company recognized a $12,000 credit loss benefit for the quarter ended March 31, 2025, compared to a $5.6 million benefit for the quarter ended March 31, 2024. The benefit for the quarter ended March 31, 2025 was primarily driven by a decrease in pooled reserves, mainly due to the $47.3 million decrease in the enterprise value portfolio, which typically carries a higher reserve rate than other loan segments. This was partially offset by an additional $647,000 individually analyzed reserve on a $17.6 million enterprise value relationship which carried a total reserve of $10.8 million as of March 31, 2025. The $5.6 million benefit for the quarter ended March 31, 2024 was primarily due to a $4.9 million reduction in reserves on individually analyzed loans.

Noninterest Income. Noninterest income remained consistent at $1.4 million for the quarters ended March 31, 2025 and March 31, 2024.

Noninterest Expense. Noninterest expense was $11.4 million for the quarter ended March 31, 2025, compared to $12.7 million for the quarter ended March 31, 2024. The $1.3 million, or 10.2%, decrease was primarily due to lower professional fees as well as reduced salaries and employee benefits, reflecting the Bank's ongoing efforts to improve operational efficiency.

Income Tax Expense. The Company recorded an income tax provision of $665,000 for the quarter ended March 31, 2025, reflecting an effective tax rate of 23.5%, compared to a provision of $1.7 million, or an effective tax rate of 25.5%, for the quarter ended March 31, 2024.

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

The following table presents the estimated changes in net interest income of the Company that would result from changes in market interest rates over the twelve-month period beginning March 31, 2025:

	At March 31, 2025
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
300	$50,784	(8.10)%
200	52,350	(5.20)%
100	53,852	(2.50)%
0	55,235	—
(100)	55,875	1.20%
(200)	56,044	1.50%
(300)	55,584	0.60%

Economic Value of Equity Simulation. We also analyze the sensitivity of our financial condition to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase or decrease by 100, 200, and 300 basis points from current market rates.

The following table presents the estimated changes in EVE of the Company that would result from changes in market interest rates as of March 31, 2025:

	At March 31, 2025
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
300	$267,530	(7.60)%
200	274,444	(5.20)%
100	282,782	(2.30)%
0	289,559	—
(100)	290,564	0.30%
(200)	286,969	(0.90)%
(300)	277,091	(4.30)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2025, cash and cash equivalents totaled $125.0 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $25.2 million at March 31, 2025. Warehouse loans which have a short-term duration, totaled $235.1 million as of March 31, 2025, also provide an additional source of liquidity.

At March 31, 2025, we had a borrowing capacity of $157.2 million with the Federal Home Loan Bank of Boston, of which $35.0 million in short-term advances and $9.5 million in advances with original maturities greater than one year were outstanding. At March 31, 2025, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $317.7 million, of which $83.0 million in overnight advances were outstanding.

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

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At March 31, 2025 and December 31, 2024, we had $10.1 million and $15.0 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at March 31, 2025 and December 31, 2024, we had $140.7 million and $156.5 million in unadvanced funds to borrowers, respectively. We also had $1.5 million in outstanding letters of credit at March 31, 2025 and December 31, 2024.

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

The Company maintains access to multiple sources of liquidity. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If economic conditions cause large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

BankProv is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks and the FDIC. At March 31, 2025, BankProv exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 – Regulatory Capital of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Market Risk”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)

In December 2024, the Company announced its plan to repurchase 883,366 shares of its common stock. The repurchase program was adopted following the receipt of non-objection from the FRB. The Company did not repurchase any common stock under this program during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date: May 8, 2025	/s/ Joseph B. Reilly
Joseph B. Reilly
President and Chief Executive Officer

Date: May 8, 2025	/s/ Kenneth R. Fisher
Kenneth R. Fisher
Executive Vice President and Chief Financial Officer