Form 10-Q
period 2025-06-30
Provident Bancorp, Inc. /MD/
filed 2025-08-14
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 08, 2025, there were 17,784,048 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.   Financial Information

Item 1.   Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	At June 30, 2025	At December 31, 2024
	(unaudited)
Assets
Cash and due from banks	$21,700	$27,536
Short-term investments	107,209	141,606
Cash and cash equivalents	128,909	169,142
Debt securities available-for-sale (at fair value)	24,534	25,693
Federal Home Loan Bank stock, at cost	2,242	2,697
Total loans	1,314,265	1,326,595
Allowance for credit losses for loans	(20,796)	(21,087)
Net loans	1,293,469	1,305,508
Bank owned life insurance	46,679	46,017
Premises and equipment, net	10,127	10,188
Accrued interest receivable	4,877	5,296
Right-of-use assets	5,488	3,429
Deferred tax asset, net	12,631	13,808
Other assets	11,925	11,392
Total assets	$1,540,881	$1,593,170

Deposits:
Noninterest-bearing	$287,927	$351,528
Interest-bearing	970,051	957,432
Total deposits	1,257,978	1,308,960
Borrowings:
Short-term borrowings	25,000	35,000
Long-term borrowings	9,495	9,563
Total borrowings	34,495	44,563
Operating lease liabilities	5,939	3,862
Commitments and contingencies	350	—
Other liabilities	4,748	4,698
Total liabilities	1,303,510	1,362,083
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,785,538 and 17,788,543 shares issued and outstanding at June 30, 2025 and December 31, 2024	178	178
Additional paid-in capital	126,329	125,446
Retained earnings	118,555	113,561
Accumulated other comprehensive loss	(1,578)	(1,625)
Unearned compensation - ESOP	(6,113)	(6,473)
Total shareholders' equity	237,371	231,087
Total liabilities and shareholders' equity	$1,540,881	$1,593,170

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$20,085	$20,311	$39,392	$40,380
Interest and dividends on debt securities available-for-sale	231	243	491	480
Interest on short-term investments	984	1,318	1,997	3,047
Total interest and dividend income	21,300	21,872	41,880	43,907
Interest expense:
Interest on deposits	7,261	9,607	14,630	18,947
Interest on short-term borrowings	482	281	788	459
Interest on long-term borrowings	30	31	60	62
Total interest expense	7,773	9,919	15,478	19,468
Net interest and dividend income	13,527	11,953	26,402	24,439
Credit loss (benefit) expense - loans	(384)	6,467	(314)	924
Credit loss expense (benefit) - off-balance sheet credit exposures	6	(9)	(76)	(47)
Total credit loss (benefit) expense	(378)	6,458	(390)	877
Net interest and dividend income after credit loss (benefit) expense	13,905	5,495	26,792	23,562
Noninterest income:
Customer service fees on deposit accounts	690	665	1,405	1,339
Service charges and fees - other	442	349	718	658
Bank owned life insurance income	335	319	662	621
Other income	764	190	826	261
Total noninterest income	2,231	1,523	3,611	2,879
Noninterest expense:
Salaries and employee benefits	7,338	7,293	14,914	15,438
Occupancy expense	376	407	824	850
Equipment expense	120	160	264	312
Deposit insurance	294	321	626	654
Data processing	410	402	831	815
Marketing expense	62	76	107	94
Professional fees	1,124	984	1,693	2,298
Directors' compensation	197	177	392	351
Software depreciation and implementation	532	584	1,085	1,127
Insurance expense	224	303	445	604
Service fees	371	234	689	476
Other	1,043	653	1,653	1,310
Total noninterest expense	12,091	11,594	23,523	24,329
Income (loss) before income tax expense	4,045	(4,576)	6,880	2,112
Income tax expense (benefit)	1,221	(1,268)	1,886	439
Net income (loss)	$2,824	$(3,308)	$4,994	$1,673
Earnings (loss) per share:
Basic	$0.17	$(0.20)	$0.30	$0.10
Diluted	0.17	$(0.20)	$0.29	$0.10
Weighted Average Shares:
Basic	16,860,744	16,706,793	16,841,577	16,688,122
Diluted	16,954,078	16,706,793	16,938,788	16,723,763

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In thousands)
Net income (loss)	$2,824	$(3,308)	$4,994	$1,673
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on debt securities available-for-sale	(131)	(43)	67	(182)
Unrealized (loss) gain	(131)	(43)	67	(182)
Income tax effect	29	8	(20)	41
Total other comprehensive (loss) gain	(102)	(35)	47	(141)
Comprehensive income (loss)	$2,722	$(3,343)	$5,041	$1,532

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended June 30, 2025 and 2024
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, March 31, 2025	17,788,543	$178	$125,895	$115,731	$(1,476)	$(6,293)	$234,035
Net income	—	—	—	2,824	—	—	2,824
Other comprehensive loss	—	—	—	—	(102)	—	(102)
Stock-based compensation expense, net of forfeitures	—	—	364	—	—	—	364
Restricted stock forfeitures	(2,500)	—	—	—	—	—	—
Shares surrendered related to tax withholdings on restricted stock awards	(505)	—	(5)	—	—	—	(5)
ESOP shares earned	—	—	75	—	—	180	255
Balance, June 30, 2025	17,785,538	$178	$126,329	$118,555	$(1,578)	$(6,113)	$237,371

Balance, March 31, 2024	17,659,146	$177	$124,415	$111,266	$(1,602)	$(7,013)	$227,243
Net loss	—	—	—	(3,308)	—	—	(3,308)
Dividends forfeited	—	—	—	5	—	—	5
Other comprehensive loss	—	—	—	—	(35)	—	(35)
Stock-based compensation expense, net of forfeitures	—	—	262	—	—	—	262
Restricted stock award grants, net	(4,734)	—	(22)	—	—	—	(22)
Stock options exercised, net	12,915	—	(18)	—	—	—	(18)
ESOP shares earned	—	—	28	—	—	180	208
Balance, June 30, 2024	17,667,327	$177	$124,665	$107,963	$(1,637)	$(6,833)	$224,335

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	For the six months ended June 30, 2025 and 2024
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, December 31, 2024	17,788,543	$178	$125,446	$113,561	$(1,625)	$(6,473)	$231,087
Net income	—	—	—	4,994	—	—	4,994
Other comprehensive income	—	—	—	—	47	—	47
Stock-based compensation expense, net of forfeitures	—	—	730	—	—	—	730
Restricted stock forfeitures	(2,500)	—	—	—	—	—	—
Shares surrendered related to tax withholdings on restricted stock awards	(505)	—	(5)	—	—	—	(5)
ESOP shares earned	—	—	158	—	—	360	518
Balance, June 30, 2025	17,785,538	$178	$126,329	$118,555	$(1,578)	$(6,113)	$237,371

Balance, December 31, 2023	17,677,479	$177	$124,129	$106,285	$(1,496)	$(7,193)	$221,902
Net income	—	—	—	1,673	—	—	1,673
Dividends forfeited	—	—	—	5	—	—	5
Other comprehensive loss	—	—	—	—	(141)	—	(141)
Stock-based compensation expense, net of forfeitures	—	—	523	—	—	—	523
Restricted stock award grants, net	(23,067)	—	(42)	—	—	—	(42)
Stock options exercised, net	12,915	—	(18)	—	—	—	(18)
ESOP shares earned	—	—	73	—	—	360	433
Balance, June 30, 2024	17,667,327	$177	$124,665	$107,963	$(1,637)	$(6,833)	$224,335

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$4,994	$1,673
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	49	65
ESOP expense	518	433
Change in deferred loan fees, net	(563)	(578)
(Benefit) provision for credit losses	(390)	877
Depreciation and amortization	428	558
Decrease (increase) in accrued interest receivable	419	(306)
Deferred tax expense	1,156	40
Share-based compensation expense	730	523
Bank-owned life insurance income	(662)	(621)
Principal repayments of operating lease obligations	(59)	(53)
Net (increase) decrease in other assets	(533)	3,391
Net increase (decrease) in other liabilities	476	(2,206)
Net cash provided by operating activities	6,563	3,796

Cash flows from investing activities:
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	1,177	996
Redemption (purchase) of Federal Home Loan Bank stock	455	(1,065)
Loan principal collections, net of (loan originations)	12,916	(28,544)
Additions to premises and equipment	(289)	(209)
Net cash provided by (used in) investing activities	14,259	(28,822)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing accounts	(63,601)	3,045
Net increase (decrease) in interest-bearing accounts	12,619	(69,612)
Net cash dividends forfeited on common stock	—	5
Payments from exercise of stock options, net	—	(18)
Net change in short-term borrowings	(10,000)	43,000
Repayments on long-term borrowings	(68)	(67)
Shares surrendered related to tax withholdings on restricted stock awards	(5)	(42)
Net cash used in financing activities	(61,055)	(23,689)
Net decrease in cash and cash equivalents	(40,233)	(48,715)
Cash and cash equivalents at beginning of period	169,142	220,332
Cash and cash equivalents at end of period	$128,909	$171,617

Supplemental disclosures:
Interest paid	$15,477	$19,458
Income taxes paid	232	244
Recognition of operating lease liabilities	2,136	—
Receivable for sale of main office branch included in other assets	3,000	—

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc. (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six months ended  June 30, 2025 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary BankProv (the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation, and 5 Market Street Security Corporation. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account.

(2)    Merger

On June 5, 2025, NB Bancorp, Inc. (the “Buyer”), Needham Bank, a wholly-owned subsidiary of the Buyer, 1828 MS, Inc., a wholly owned subsidiary of the Buyer formed solely to facilitate the transaction (the “Merger Sub” and together with the Buyer and Needham Bank, “Needham”), the Company and the Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Needham will acquire the Company and the Bank through the merger of the Merger Sub with and into the Company (the “Merger”) followed as soon as reasonably practicable by the merger of the Company with and into the Buyer, with the Buyer as the surviving entity (the “Holdco Merger”). After the Holdco Merger, at a time selected by Buyer, the Bank will merge with and into Needham Bank, with Needham Bank as the surviving entity.

Prior to the effective time of the Merger, shareholders of the Company will have the right to elect to receive for each share of the Company’s common stock either (i) 0.691 shares of the Buyer’s common stock (the “Stock Consideration”) or (ii) $13.00 in cash, subject to proration procedures to ensure that holders of 50% of the shares of the Company’s common stock receive the Stock Consideration.

The completion of the Merger is subject to various closing conditions, including the receipt of shareholder and regulatory approvals.

(3)    Corporate Structure

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

The following table summarizes the amortized cost, allowance for credit losses, and fair value of debt securities available-for-sale at June 30, 2025 and  December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized	Gross	Gross	Allowance
	Cost	Unrealized	Unrealized	for Credit	Fair
(In thousands)	Basis	Gains	Losses	Losses	Value
June 30, 2025
State and municipal securities	$11,081	$2	$913	$—	$10,170
Asset-backed securities	7,560	13	560	—	7,013
Government mortgage-backed securities	7,931	—	580	—	7,351
Total debt securities available-for-sale	$26,572	$15	$2,053	$—	$24,534

December 31, 2024
State and municipal securities	$11,130	$2	$581	$—	$10,551
Asset-backed securities	7,961	—	745	—	7,216
Government mortgage-backed securities	8,707	—	781	—	7,926
Total debt securities available-for-sale	$27,798	$2	$2,107	$—	$25,693

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

There were no realized gains or losses on sales or calls of securities during the six months ended June 30, 2025 or June 30, 2024.

Securities with carrying amounts of $6.0 million and $6.6 million were pledged to secure available borrowings with the Federal Home Loan Bank at June 30, 2025 and December 31, 2024, respectively.

The scheduled maturities of debt securities at June 30, 2025 are summarized in the table below. Actual maturities of asset and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset- and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year	$—	$—
Due after one year through five years	599	601
Due after five years through ten years	2,580	2,515
Due after ten years	7,902	7,054
Government mortgage-backed securities	7,931	7,351
Asset-backed securities	7,560	7,013
	$26,572	$24,534

At the time a debt security is placed on non-accrual status, generally when any principal or interest payments become 90 days or more delinquent or if full collection of interest or principal becomes uncertain, interest accrued but not received is reversed against interest income. There were no debt securities on non-accrual status and therefore there was no accrued interest related to debt securities reversed against interest income during the six months ended June 30, 2025 or June 30, 2024.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at June 30, 2025 and December 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2025
Temporarily impaired securities:
State and municipal securities	$2,892	$57	$6,677	$856	$9,569	$913
Asset-backed securities	—	—	5,368	560	5,368	560
Government mortgage-backed securities	72	1	7,279	579	7,351	580
Total temporarily impaired debt securities	$2,964	$58	$19,324	$1,995	$22,288	$2,053

December 31, 2024
Temporarily impaired securities:
State and municipal	$2,935	$21	$7,015	$560	$9,950	$581
Asset-backed securities	1,752	11	5,463	734	7,215	745
Government mortgage-backed securities	—	—	7,848	781	7,848	781
Total temporarily impaired debt securities	$4,687	$32	$20,326	$2,075	$25,013	$2,107

The Company expects to recover its amortized cost basis on all debt securities. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell the securities in an unrealized loss position as of June 30, 2025, prior to their recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

As a result of the analysis below, which is presented by investment type, we determined that no allowance for credit loss for investment securities was required as of June 30, 2025.

State and municipal securities: At June 30, 2025, 16 of the 18 securities in the Company’s portfolio of state and municipal securities were in unrealized loss positions. Aggregate unrealized losses represented 8.7% of the amortized cost of state and municipal securities in unrealized loss positions. The Company continually monitors the state and municipal securities sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company believes the securities in this portfolio carry minimal risk of default. There were no material underlying downgrades during the quarter. All securities are performing.

Asset-backed securities: At June 30, 2025, four of the five securities in the Company’s portfolio of asset-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 9.4% of the amortized cost of asset-backed securities in unrealized loss positions. The U.S. Small Business Administration guarantees the contractual cash flows of all the Company’s asset-backed securities. The securities are investment grade and there were no material underlying credit downgrades during the quarter. All securities are performing.

Government mortgage-backed securities: At June 30, 2025, all 29 securities in the Company’s portfolio of government mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 7.3% of the amortized cost of government mortgage-backed securities in unrealized loss positions. The Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association guarantee the contractual cash flows of all the Company’s mortgage-backed securities. The securities are investment grade and there were no material underlying credit downgrades during the quarter. All securities are performing.

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

Changes in the allowance for credit losses are recorded as credit loss expense (or benefit). Losses are charged against the allowance when management believes an available for sale security is uncollectible, or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $177,000 and $182,000 at  June 30, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets and was excluded from the estimate of credit losses.

(6)    Loans and Allowance for Credit Losses for Loans

Loans:

A summary of loans is as follows:

	At	At
	June 30,	December 31,
(In thousands)	2025	2024
Commercial real estate	$580,750	$559,325
Construction and land development	37,362	28,097
Residential real estate	4,936	6,008
Mortgage warehouse	284,154	259,181
Commercial	160,596	163,927
Enterprise value	246,382	309,786
Consumer	85	271
Total loans	1,314,265	1,326,595
Allowance for credit losses for loans	(20,796)	(21,087)
Net loans	$1,293,469	$1,305,508

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the allowance for credit losses for loans. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Accrued interest receivable on loans totaled $4.7 million and $5.1 million at  June 30, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using either the level-yield or straight-line method without anticipating prepayments.

At the time a loan is placed on non-accrual status, generally at 90 days past due, or earlier if collection of principal or interest is considered doubtful, all interest accrued but not received is reversed against interest income. Interest received on such loans is accounted for on the cost-recovery or cash-basis method, until qualifying for a return to accrual status. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The ACLL is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

Commercial real estate: Loans in this segment are primarily income-producing properties throughout Massachusetts and New Hampshire. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn can have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

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

Management estimates the ACLL balance using relevant and reliable information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Generally, management considers its forecasts to be reasonable and supportable for a period of up to four quarters and then utilizes a four-quarter straight-line reversion period. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as portfolio mix, delinquency levels, or term, as well as for changes in economic conditions, such as changes in unemployment rates, property values, gross domestic product (“GDP”), the home pricing index (“HPI”), or other relevant factors. Incorporated in the estimate for the ACLL is consideration of qualitative factors, which include the following for all loan pools:

●	Changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices;
●	Changes in the experience, depth, and ability of lending management;
●	Changes in the quality of the organization's loan review system;
●	The existence and effect of any concentrations of credit and changes in the levels of such concentrations;
●	The effect of other external factors (i.e., legal and regulatory requirements) on the level of estimated credit losses; and
●	Changes in amount and trends in classified loans, delinquencies, and loans on non-accrual status.

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

When the discounted cash flow method is used to determine the ACLL, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either: management has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

When the remaining life method is used to determine the ACLL, a calculated loss rate is applied to the pool of loans based on the remaining life expectancy of the pool. The remaining life expectancy is based on management’s reasonable expectation at the reporting date.

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

The following table presents the activity in the allowance for credit losses for loans by portfolio segment for the three and six months ended June 30, 2025 and 2024:

(In thousands)	Commercial real estate	Construction and land development	Residential real estate	Mortgage warehouse	Commercial	Enterprise value	Digital asset	Consumer	Total
Balance at March 31, 2025	$4,041	$121	$113	$76	$2,215	$14,591	$—	$3	$21,160
Charge-offs	—	—	—	—	—	—	—	(14)	(14)
Recoveries	—	—	14	—	20	—	—	—	34
Provision (credit)	(8)	21	(18)	2	(97)	(296)	—	12	(384)
Balance at June 30, 2025	$4,033	$142	$109	$78	$2,138	$14,295	$—	$1	$20,796

Balance at March 31, 2024	$4,521	$389	$72	$54	$2,278	$6,567	$2,124	$1	$16,006
Charge-offs	—	—	—	—	—	—	(2,124)	(11)	(2,135)
Recoveries	—	—	2	—	—	—	—	1	3
Provision (credit)	322	(117)	(5)	11	(302)	6,548	—	10	6,467
Balance at June 30, 2024	$4,843	$272	$69	$65	$1,976	$13,115	$—	$1	$20,341

(In thousands)	Commercial real estate	Construction and land development	Residential real estate	Mortgage warehouse	Commercial	Enterprise value	Digital asset	Consumer	Total
Balance at December 31, 2024	$3,715	$104	$120	$71	$2,198	$14,875	$—	$4	$21,087
Charge-offs	—	—	—	—	—	—	—	(22)	(22)
Recoveries	—	—	14	—	31	—	—	—	45
Provision (credit)	318	38	(25)	7	(91)	(580)	—	19	(314)
Balance at June 30, 2025	$4,033	$142	$109	$78	$2,138	$14,295	$—	$1	$20,796

Balance at December 31, 2023	$4,471	$407	$75	$42	$2,493	$8,166	$5,915	$2	$21,571
Charge-offs	—	—	—	—	(5)	—	(2,124)	(29)	(2,158)
Recoveries	—	—	2	—	—	—	—	2	4
(Credit) provision	372	(135)	(8)	23	(512)	4,949	(3,791)	26	924
Balance at June 30, 2024	$4,843	$272	$69	$65	$1,976	$13,115	$—	$1	$20,341

The following table presents loan delinquencies by portfolio segment at June 30, 2025 and December 31, 2024:

			90 Days	Total
	30 - 59	60 - 89	or More	Past	Total	Total
(In thousands)	Days	Days	Past Due	Due	Current	Loans
June 30, 2025
Commercial real estate	$—	$—	$—	$—	$580,750	$580,750
Construction and land development	—	—	—	—	37,362	37,362
Residential real estate	237	—	207	444	4,492	4,936
Mortgage warehouse	—	—	—	—	284,154	284,154
Commercial	18	—	1,536	1,554	159,042	160,596
Enterprise value	—	—	5,316	5,316	241,066	246,382
Consumer	—	—	—	—	85	85
Total	$255	$—	$7,059	$7,314	$1,306,951	$1,314,265

December 31, 2024
Commercial real estate	$—	$—	$—	$—	$559,325	$559,325
Construction and land development	—	—	—	—	28,097	28,097
Residential real estate	285	69	241	595	5,413	6,008
Mortgage warehouse	—	—	—	—	259,181	259,181
Commercial	50	—	1,543	1,593	162,334	163,927
Enterprise value	—	—	—	—	309,786	309,786
Consumer	—	—	1	1	270	271
Total	$335	$69	$1,785	$2,189	$1,324,406	$1,326,595

The following table presents the amortized cost basis of loans on non-accrual with no allowance for credit loss, loans on non-accrual, and loans 90 days or more past due but still accruing as of June 30, 2025 and December 31, 2024:

	Non-accrual		90 Days
	With No		or More
	Allowance	Non-accrual	Past Due
(In thousands)	for Credit Loss	Loans	and Accruing
June 30, 2025
Commercial real estate	$54	$54	$—
Residential real estate	—	420	—
Commercial	1,536	1,536	—
Enterprise value	14,850	32,430	—
Total	$16,440	$34,440	$—

December 31, 2024
Commercial real estate	$57	$57	$—
Residential real estate	—	366	—
Commercial	1,543	1,543	—
Enterprise value	1,338	18,920	—
Consumer	—	1	—
Total	$2,938	$20,887	$—

The Company did not recognize interest income on non-accrual loans during the six months ended June 30, 2025 or 2024.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2025 and  December 31, 2024:

	Commercial		Business
	Real	Business	Enterprise
(In thousands)	Estate	Assets	Value
June 30, 2025
Commercial real estate	$54	$—	$—
Commercial	—	1,536	—
Enterprise value	—	—	36,014
Total	$54	$1,536	$36,014

December 31, 2024
Commercial real estate	$19,690	$—	$—
Commercial	—	1,543	—
Enterprise value	—	—	22,567
Total	$19,690	$1,543	$22,567

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

The following table presents the amortized cost basis of loans at June 30, 2025 or 2024 that were both experiencing financial difficulty and modified during the three months ended June 30, 2025 and 2024, respectively, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Combination Term Extension and Other-Than-Insignificant Payment Delay	Total Class of Financing Receivable $	Total Class of Financing Receivable %
June 30, 2025
Commercial	$—	$42	$—	$42	0.03%
Enterprise value	22,294	—	—	22,294	9.05
Total	$22,294	$42	$—	$22,336	1.70%

June 30, 2024
Commercial real estate	$1,467	$—	$18,228	$19,695	3.86%
Enterprise value	21,600	960	—	22,560	5.72
Total	$23,067	$960	$18,228	$42,255	3.08%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended June 30, 2025 and 2024:

	Weighted-Average Other-Than-Insignificant Payment Delay	Weighted-Average Term Extension	Weighted-Average Term Extension and Other-Than-Insignificant Payment Delay
	Months	Months	Months	Months
June 30, 2025
Commercial	—	3.00	—	—
Enterprise value	5.53	—	—	—

June 30, 2024
Commercial real estate	3.00	—	3.00	3.00
Enterprise value	4.00	3.00	—	—

The following table presents the amortized cost basis of loans at June 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the six months ended June 30, 2025 and 2024, respectively, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Combination Term Extension and Other-Than-Insignificant Payment Delay	Total Class of Financing Receivable $	Total Class of Financing Receivable %
June 30, 2025
Commercial	$—	$42	$—	$42	0.03%
Enterprise value	27,239	—	—	27,239	11.06
Total	$27,239	$42	$—	$27,281	2.08%

June 30, 2024
Commercial real estate	$1,783	$—	$18,228	$20,011	3.92%
Commercial	1,575	—	—	1,575	1.09
Enterprise value	21,600	960	—	22,560	5.72
Total	$24,958	$960	$18,228	$44,146	3.22%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the six months ended  June 30, 2025 or 2024:

	Weighted-Average Other-Than-Insignificant Payment Delay	Weighted-Average Term Extension	Weighted-Average Term Extension and Other-Than-Insignificant Payment Delay
	Months	Months	Months	Months
June 30, 2025
Commercial	—	3.00	—	—
Enterprise value	5.52	—	—	—

June 30, 2024
Commercial real estate	7.94	—	9.00	9.00
Commercial	3.00	—	—	—
Enterprise value	4.00	3.00	—	—

In certain instances, if a borrower continues to experience financial difficulty following a modification, additional concessions may be granted. Of the $27.3 million in modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2025, $26.9 million related to loans that had previously received modifications due to financial difficulty during 2024. These included $17.6 million related to a single enterprise value relationship that previously received four-month payment deferrals in the second, third, and fourth quarters of 2024, a $3.7 million enterprise value relationship that previously received four-month payment deferrals in the  second and fourth quarters of 2024, a $3.6 million and a $1.1 million enterprise value relationship that were both previously granted four-month payment deferrals in the fourth quarter of 2024, and a $922,000 loan that was previously granted a three-month term extension in the second quarter of 2024.

As of June 30, 2025 and June 30, 2024, the Company had no additional commitments to lend to borrowers experiencing financial difficulty whose loan terms were modified during the six months preceding each respective date. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The table below shows the delinquency status of loans that were modified to borrowers experiencing financial difficulty within the preceding 12 months of  June 30, 2025 or 2024:

		30 - 59	60 - 89	90
(In thousands)	Current	Days Past Due	Days Past Due	Days or More Past Due	Total Past Due
June 30, 2025
Commercial real estate	$19,440	$—	$—	$—	$—
Commercial	42	—	—	—	—
Enterprise value	29,839	—	—	1,280	1,280
Total	$49,321	$—	$—	$1,280	$1,280

June 30, 2024
Commercial real estate	$20,011	$—	$—	$—	$—
Commercial	1,575	—	—	—	—
Enterprise value	22,560	—	—	—	—
Total	$44,146	$—	$—	$—	$—

As of  June 30, 2025, the $1.3 million in loans that are 90 days or more past due pertain to a single borrower who received a three-month term extension on a $922,000 loan in the second quarter of 2024, and then subsequently received a four-month payment delay during the first quarter of 2025 on this loan and another loan for $358,000.

The following table provides the amortized cost basis of loans that had a payment default during the six months ended June 30, 2025 and were modified within the preceding 12 months from default to borrowers experiencing financial difficulty:

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Total Class of Financing Receivable
June 30, 2025
Enterprise value	$1,280	$1,280
Total	$1,280	$1,280

As of  June 30, 2024, there were no subsequent defaults related to loans modified to borrowers experiencing financial difficulty within the preceding 12 months.

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

Consumer loans are not formally rated.

Based on the most recent analysis performed, the risk category of loans by class of loans and their corresponding gross write-offs for the six months ended June 30, 2025 is presented below:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial real estate
Pass	$36,691	$87,444	$30,268	$73,561	$122,393	$200,051	$21,307	$135	$571,850
Special mention	—	—	—	—	—	5,078	—	—	5,078
Substandard	—	—	—	—	—	3,822	—	—	3,822
Total commercial real estate	36,691	87,444	30,268	73,561	122,393	208,951	21,307	135	580,750
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction and land development
Pass	3,712	12,089	5,016	9,942	115	1,306	5,182	—	37,362
Total construction and land development	3,712	12,089	5,016	9,942	115	1,306	5,182	—	37,362
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	—	—	—	—	—	2,975	1,432	206	4,613
Substandard	—	—	—	—	—	260	63	—	323
Total residential real estate	—	—	—	—	—	3,235	1,495	206	4,936
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Mortgage warehouse
Pass	—	—	—	—	—	—	284,154	—	284,154
Total mortgage warehouse	—	—	—	—	—	—	284,154	—	284,154
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	3,765	12,651	10,925	19,247	41,187	34,287	27,887	994	150,943
Special mention	—	—	—	617	—	826	5,331	—	6,774
Substandard	—	—	—	—	—	2,654	225	—	2,879
Total commercial	3,765	12,651	10,925	19,864	41,187	37,767	33,443	994	160,596
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Enterprise Value
Pass	3,698	29,301	44,111	45,441	48,222	21,952	6,329	—	199,054
Special mention	—	—	—	2,405	5,139	3,497	272	—	11,313
Substandard	9,510	—	2,429	13,661	4,841	4,149	1,425	—	36,015
Total enterprise value	13,208	29,301	46,540	61,507	58,202	29,598	8,026	—	246,382
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Not formally rated	—	—	—	—	—	39	45	1	85
Total consumer	—	—	—	—	—	39	45	1	85
Current period gross write-offs	20	—	—	—	—	2	—	—	22

Total loans	$57,376	$141,485	$92,749	$164,874	$221,897	$280,896	$353,652	$1,336	$1,314,265

Total current period gross write-offs	$20	$—	$—	$—	$—	$2	$—	$—	$22

The following table presents the risk category of loans by class of loans as of December 31, 2024 and their corresponding gross write-offs for the year then ended:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial real estate
Pass	$88,884	$34,606	$74,412	$118,094	$23,848	$167,174	$18,916	$569	$526,503
Special mention	—	—	—	—	1,045	27,872	—	—	28,917
Substandard	—	—	—	—	—	3,905	—	—	3,905
Total commercial real estate	88,884	34,606	74,412	118,094	24,893	198,951	18,916	569	559,325
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction and land development
Pass	9,072	5,220	9,941	42	—	1,315	2,507	—	28,097
Total construction and land development	9,072	5,220	9,941	42	—	1,315	2,507	—	28,097
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	—	—	—	—	4	3,452	1,842	376	5,674
Substandard	—	—	—	—	—	269	65	—	334
Total residential real estate	—	—	—	—	4	3,721	1,907	376	6,008
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Mortgage warehouse
Pass	—	—	—	—	—	—	259,181	—	259,181
Total mortgage warehouse	—	—	—	—	—	—	259,181	—	259,181
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	8,319	5,092	20,697	51,004	7,922	33,221	28,325	154	154,734
Special mention	—	—	869	24	—	993	4,209	—	6,095
Substandard	—	—	—	—	—	2,873	225	—	3,098
Total commercial	8,319	5,092	21,566	51,028	7,922	37,087	32,759	154	163,927
Current period gross write-offs	—	—	—	96	—	5	—	—	101
Enterprise Value
Pass	31,684	55,609	60,965	69,599	30,421	6,949	7,621	—	262,848
Special mention	—	—	2,591	5,528	1,862	2,224	705	—	12,910
Substandard	—	—	13,199	5,308	4,954	1,123	8,522	922	34,028
Total enterprise value	31,684	55,609	76,755	80,435	37,237	10,296	16,848	922	309,786
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Digital asset
Current period gross write-offs	—	—	2,124	—	—	—	—	—	2,124
Consumer
Not formally rated	—	—	—	—	—	225	46	—	271
Total consumer	—	—	—	—	—	225	46	—	271
Current period gross write-offs	43	—	—	—	—	7	—	—	50

Total loans	$137,959	$100,527	$182,674	$249,599	$70,056	$251,595	$332,164	$2,021	$1,326,595

Total current period gross write-offs	$43	$—	$2,124	$96	$—	$12	$—	$—	$2,275

(7)    Deposits

A summary of deposit balances, by type is as follows:

	At	At
	June 30,	December 31,
(In thousands)	2025	2024
Noninterest-bearing:
Demand	$287,927	$351,528
Interest-bearing:
NOW	103,115	83,270
Regular savings	105,123	132,198
Money market deposits	463,100	463,687
Certificates of deposit:
Certificate accounts of $250,000 or more	60,163	67,009
Certificate accounts less than $250,000	238,550	211,268
Total interest-bearing	970,051	957,432
Total deposits	$1,257,978	$1,308,960

At  June 30, 2025 and December 31, 2024, the aggregate amount of brokered certificates of deposit was $165.0 million and $150.2 million, respectively. All brokered certificates of deposit are in denominations less than $250,000 listed above. Listing service deposits were primarily included in savings accounts shown in the table above and totaled $24.1 million and $47.6 million at  June 30, 2025 and December 31, 2024, respectively.

(8)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”). Maturities of advances from the FHLB as of June 30, 2025 are summarized as follows:

(In thousands)
Fiscal Year-End
2025	$30,068
2026	138
2027	139
2028	141
2029	143
Thereafter	3,866
Total	$34,495

Advances from the FHLB are secured by qualified collateral, consisting primarily of certain commercial real estate loans, qualified mortgage-backed government securities and certain loans with mortgages secured by one- to four-family properties. At June 30, 2025, advances from the FHLB consisted of one short-term advance of $25.0 million and long-term advances with original maturities more than one year of $9.5 million. The interest rate on the short-term advance from the FHLB was 4.24% at  June 30, 2025. The interest rates on FHLB long-term advances ranged from 1.21% to 1.32%, with a weighted average interest rate of 1.26% at  June 30, 2025. At  June 30, 2025, the Company had the ability to borrow $154.1 million from the FHLB, of which $34.5 million was outstanding as of that date.

Borrowings from the FRB Borrower-in-Custody program are secured by a Uniform Commercial Code financing statement on qualified collateral, consisting of certain commercial loans. The Company had the ability to borrow $319.8 million from the FRB at  June 30, 2025. There were no outstanding advances from the FRB at  June 30, 2025.

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

The following summarizes financial instruments measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2025
State and municipal securities	$10,170	$—	$10,170	$—
Asset-backed securities	7,013	—	7,013	—
Government mortgage-backed securities	7,351	—	7,351	—
Total	$24,534	$—	$24,534	$—

December 31, 2024
State and municipal securities	$10,551	$—	$10,551	$—
Asset-backed securities	7,216	—	7,216	—
Government mortgage-backed securities	7,926	—	7,926	—
Total	$25,693	$—	$25,693	$—

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

The following summarizes assets measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2025
Loans
Enterprise value	$6,806	$—	$—	$6,806
Total	$6,806	$—	$—	$6,806

December 31, 2024
Loans
Enterprise value	$7,471	$—	$—	$7,471
Total	$7,471	$—	$—	$7,471

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2025
Loans
Enterprise value	$6,806	Business valuation	Market assumptions	0% - 5%

December 31, 2024
Loans
Enterprise value	$7,471	Business valuation	Market assumptions	0% - 5%

At June 30, 2025, the contractual balance of enterprise value loans measured at fair value on a nonrecurring basis was $17.7 million, net of reserves of $10.8 million and deferred fees and costs of $129,000. At December 31, 2024, the contractual balance of loans measured at fair value on a nonrecurring basis was $17.7 million, net of reserves of $10.1 million and deferred fees and costs of $126,000 for the enterprise value segment.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at June 30, 2025 and December 31, 2024:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2025
Financial assets:
Cash and cash equivalents	$128,909	$128,909	$—	$—	$128,909
Available-for-sale debt securities	24,534	—	24,534	—	24,534
Federal Home Loan Bank of Boston stock	2,242	N/A	N/A	N/A	N/A
Loans, net	1,293,469	—	—	1,269,988	1,269,988
Accrued interest receivable	4,877	—	4,877	—	4,877
Financial liabilities:
Deposits	1,257,978	—	1,258,464	—	1,258,464
Borrowings	34,495	—	33,560	—	33,560

December 31, 2024
Financial assets:
Cash and cash equivalents	$169,142	$169,142	$—	$—	$169,142
Available-for-sale debt securities	25,693	—	25,693	—	25,693
Federal Home Loan Bank of Boston stock	2,697	N/A	N/A	N/A	N/A
Loans, net	1,305,508	—	—	1,272,387	1,272,387
Accrued interest receivable	5,296	—	5,296	—	5,296
Assets held for sale	2,256	—	2,950	—	2,950
Financial liabilities:
Deposits	1,308,960	—	1,309,492	—	1,309,492
Borrowings	44,563	—	43,492	—	43,492

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

Federal banking agencies have established a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio, calculated as Tier 1 capital to average total consolidated assets, greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for federal law. As of June 30, 2025 and  December 31, 2024, the Bank elected to be subject to the CBLR framework and was categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual capital amounts and ratios at  June 30, 2025 and  December 31, 2024 are summarized as follows:

	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
June 30, 2025
Community Bank Leverage Ratio	$212,286	13.91%	$137,306	>	9.0%

December 31, 2024
Community Bank Leverage Ratio	$204,059	12.74%	$144,099	>	9.0%

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that  may be paid in a year, without prior approval of regulatory agencies, to the net income of the Bank for the year plus the retained net income of the previous two years. For the six months ended  June 30, 2025, the Bank reported net income of $5.8 million. For the years ended  December 31, 2024 and 2023, the Bank reported net income of $7.1 million and $10.7 million, respectively. There were no dividends paid during the six months ended  June 30, 2025.

The Company  may, at times, repurchase its own shares in the open market. Such transactions are subject to the notice provisions for stock repurchases of the Board of Governors of the Federal Reserve System. In  December 2024, the Company announced its receipt of non-objection from the FRB to repurchase 883,366 shares of its common stock. The Company did not repurchase any common stock under this program during the six months ended June 30, 2025, and following its entry into the Merger Agreement on June 5, 2025, the Company suspended the repurchase program.

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

Shares held by the ESOP include the following:

	June 30, 2025	December 31, 2024
Allocated	731,046	641,288
Committed to be allocated	44,879	89,758
Unallocated	762,943	807,822
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $9.5 million at June 30, 2025.

Total compensation expense recognized in connection with the ESOP for the three months ended  June 30, 2025 and 2024 was $255,000 and $208,000, respectively. Total compensation expense recognized for the six months ended  June 30, 2025 and 2024 was $518,000 and $433,000.

(12) Earnings (Loss) Per Common Share

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. For periods in which the Company has reported net loss, diluted loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Unallocated ESOP shares, treasury stock, and unvested restricted stock are not deemed outstanding for earnings (loss) per share calculations.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share	June 30,	June 30,	June 30,	June 30,
amounts)	2025	2024	2025	2024
Net income (loss) attributable to common shareholders	$2,824	$(3,308)	$4,994	$1,673

Average number of common shares issued	17,785,538	17,663,303	17,787,032	17,664,347
Less:
Average unallocated ESOP shares	(770,423)	(860,183)	(781,580)	(871,403)
Average unvested restricted stock	(154,371)	(96,327)	(163,875)	(104,822)
Average number of common shares outstanding to calculate basic earnings per common share	16,860,744	16,706,793	16,841,577	16,688,122

Effect of dilutive unvested restricted stock and stock option awards	93,334	—	97,211	35,641
Average number of common shares outstanding to calculate diluted earnings per common share	16,954,078	16,706,793	16,938,788	16,723,763

Earnings (loss) per common share:
Basic	$0.17	$(0.20)	$0.30	$0.10
Diluted	$0.17	$(0.20)	$0.29	$0.10

Stock options for 672,713 shares of common stock were not considered in computing diluted earnings per common share for the three months ended  June 30, 2025 because they were anti-dilutive, meaning the exercise price for such options was higher than the average market price for the Company for such period. For the six months ended  June 30, 2025 and 2024, stock options for 675,686 and 817,070 shares, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive.

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

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

●	Expected volatility is based on historical volatility of the Company’s common stock price;
●	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period;
●	The dividend yield assumption is based on the Company’s expectation of dividend payouts; and
●	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

There were no options granted during the six months ended  June 30, 2025.

A summary of the status of the Company’s stock options for the six months ended June 30, 2025 is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,116,092	$11.17
Granted	—	—
Forfeited	(5,000)	11.64
Expired	(3,000)	15.00
Exercised	—	—
Outstanding at June 30, 2025	1,108,092	$11.16	5.66	$1,944,000
Outstanding and expected to vest at June 30, 2025	1,108,092	$11.16	5.66	$1,944,000
Vested and Exercisable at June 30, 2025	728,829	$11.02	4.50	$1,396,000
Unrecognized compensation cost	$1,432,000
Weighted average remaining recognition period (years)	3.20

For the three months ended June 30, 2025 and 2024, expense for the stock options was $173,000 and $131,000, respectively. For the six months ended  June 30, 2025 and 2024, expense for the stock options was $347,000 and $261,000, respectively. There were no stock options exercised during the three or six months ended  June 30, 2025. There were 124,346 stock options exercised during the three and six months ended  June 30, 2024 with an intrinsic value of $144,000.

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

The following table presents the activity in restricted stock awards under the Equity Plans for the six months ended June 30, 2025:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2024	206,594	$11.40
Granted	—	—
Forfeited	(2,500)	11.64
Vested	(24,329)	12.29
Unvested restricted stock awards at June 30, 2025	179,765	$11.28
Unrecognized compensation cost	$1,632,000
Weighted average remaining recognition period (years)	3.33

For the three months ended June 30, 2025 and 2024, expense for the restricted stock awards was $191,000 and $131,000, respectively. For the six months ended  June 30, 2025 and 2024 expense for the restricted stock awards was $383,000 and $262,000, respectively. The tax benefit from restricted awards was $53,000 and $37,000 for the three months ended June 30, 2025 and 2024, respectively. The tax benefit from restricted awards was $107,000 and $77,000 for the six months ended  June 30, 2025 and 2024, respectively. The total fair value of shares vested during the three months ended June 30, 2025 and 2024 was $120,000 and $79,000, respectively. The total fair value of shares vested during the six months ended  June 30, 2025 and 2024 was $282,000 and $163,000, respectively.

(14)    Leases

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company’s balance sheet.

During the second quarter of 2025, the Bank executed on a sale and leaseback transaction for its main office building located in Amesbury, Massachusetts. This transaction resulted in a $745,000 gain related to the sale of the building, reported as other income on the Consolidated Statements of Operations, and a $2.1 million ROU asset and operating lease liability on the Company’s balance sheet.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For the leases that do not provide an implicit rate, the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. The Company’s lease terms  may include lease extension and termination options when it is reasonably certain that the Company will exercise the option. The Company recognized ROU assets totaling $5.5 million and $3.4 million at  June 30, 2025 and  December 31, 2024, respectively, and operating lease liabilities totaling $5.9 million and $3.9 million at  June 30, 2025 and  December 31, 2024, respectively. The lease liabilities recognized by the Company represent three leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For the three months ended  June 30, 2025 and 2024, rent expense, including variable lease components, for the operating leases totaled $95,000 and $86,000, respectively. For the six months ended  June 30, 2025 and 2024, rent expense, including variable lease components, for the operating leases totaled $191,000 and $173,000, respectively.

The following table presents information regarding the Company’s operating leases:

	June 30,	December 31,
	2025	2024
Weighted-average discount rate	5.54%	5.83%
Range of lease expiration dates (in years)	3 - 10 years	3 - 11 years
Range of lease renewal options (in years)	0 - 30 years	0 - 30 years
Weighted-average remaining lease term (in years)	22.5 years	24.1 years

The following table presents the undiscounted annual lease payments under the terms of the Company’s operating leases at June 30, 2025 and December 31, 2024, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

	June 30,	December 31,
Fiscal Year-End	2025	2024
(In thousands)
2025	$243	$346
2026	496	357
2027	502	359
2028	419	272
2029	411	261
Thereafter	8,362	5,499
Total lease payments	10,433	7,094
Less imputed interest	(4,494)	(3,232)
Total lease liabilities	$5,939	$3,862

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

(16)    Qualified Affordable Housing Project Investments

The Bank invests in qualified affordable housing projects. At  June 30, 2025 and December 31, 2024, the balance of the investment for qualified affordable housing projects was $5.0 million and $5.4 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. Under the proportional amortization method, the Company recognized amortization expense of $179,000 and tax credits of $208,000 for the three months ended  June 30, 2025. For the three months ended  June 30, 2024, the Company recognized amortization expense of $178,000 and tax credits of $218,000. The Company recognized amortization expense of $358,000 and tax credits of $415,000 for the six months ended  June 30, 2025. The Company recognized amortization expense of $356,000 and tax credits of $437,000 for the six months ended  June 30, 2024.

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

The Company is pursuing the Wells Notice process and continues to explore a potential resolution with the SEC staff. As of June 30, 2025, the Bank has recorded a contingency of $350,000 in connection with this matter. However, the ultimate outcome, including the results, timing, costs, and other potential consequences, remains uncertain and could differ significantly from current estimates. Associated legal costs are expensed as incurred.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 is intended to assist in understanding our financial condition and results of operations. Operating results for the three- and six-month periods ended June 30, 2025 may not be indicative of results for all of 2025 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	failure to complete the proposed merger with NB Bancorp, Inc. (“NB Bancorp”) or unexpected delays related to the merger or either party’s inability to satisfy closing conditions required to complete the merger;
●	failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger);
●	certain restrictions during the pendency of the proposed merger with NB Bancorp that may impact the Company’s ability to pursue certain business opportunities or strategic transactions;
●	the diversion of management’s attention from ongoing business operations and opportunities;
●	general economic conditions, either nationally or in our market areas, that are worse than expected, including potential recessionary conditions or slowed economic growth caused by tariffs, inflation, supply chain disruptions or otherwise;
●	any concentration risk within our lending and deposit portfolio;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of or methodology for the calculation of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
●	negative impact from unfavorable regulatory penalties and/or settlements;
●	cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems, or those of third parties upon which we rely, to obtain unauthorized access to confidential information and destroy data or disable our systems;
●	technological changes that may be more difficult or expensive than expected;
●	the ability of third-party providers to perform their obligations to us;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;
●	adverse changes in the securities markets;
●	changes in and impacts of laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, tax policy and rates, and capital requirements, and our ability to comply with such laws and regulations;
●	our ability to address any issues raised in regulatory examinations;
●	our ability to manage market risk, credit risk and operational risk;
●	changes in investor sentiment and consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	the effect of potential future supervisory action against us or BankProv and our ability to address any issues raised in our regulatory exams;
●	our ability to retain key employees;
●	effects of natural disasters and global pandemics;
●	the effects of domestic and international hostilities, including terrorism;
●	the implementation of tariffs, and the potential for retaliatory trade measures from other nations, which could raise the cost of goods and services;
●	our ability to control costs and expenses, particularly in relation to the non-discretionary costs associated with operating as a publicly traded company;
●	our compensation expense associated with equity allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

While management utilizes its best judgment and information available, the ultimate adequacy of our ACLL is dependent upon a variety of factors beyond our control, including the performance of our loan portfolios, the economy, and changes in interest rates. For more information regarding the Allowance for Credit Losses for Loans refer to Note 6 - Loans and Allowance for Credit Losses for Loans of the Notes to the Unaudited Consolidated Financial Statements.

Recent Events

On June 5, 2025, NB Bancorp, Inc. (the “Buyer”), Needham Bank, a wholly-owned subsidiary of the Buyer, 1828 MS, Inc., a wholly owned subsidiary of the Buyer formed solely to facilitate the transaction (the “Merger Sub” and together with the Buyer and Needham Bank, “Needham”), the Company and the Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Needham will acquire the Company and the Bank through the merger of the Merger Sub with and into the Company (the “Merger”) followed as soon as reasonably practicable by the merger of the Company with and into the Buyer, with the Buyer as the surviving entity (the “Holdco Merger”). After the Holdco Merger, at a time selected by Buyer, the Bank will merge with and into Needham Bank, with Needham Bank as the surviving entity.

Prior to the effective time of the Merger, shareholders of the Company will have the right to elect to receive for each share of the Company’s common stock either (i) 0.691 shares of the Buyer’s common stock (the “Stock Consideration”) or (ii) $13.00 in cash, subject to proration procedures to ensure that the holders of 50% of the shares of the Company’s common stock receive the Stock Consideration.

The completion of the Merger is subject to various closing conditions, including the receipt of shareholder and regulatory approvals.

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (“the Act”). The Company is currently evaluating income tax implications of the Act. The Company does not expect the Act to have a material impact on the Company’s financial statements.

Balance Sheet Analysis

Assets. Total assets were $1.54 billion at June 30, 2025, a decrease of $52.3 million, or 3.3%, from $1.59 billion at December 31, 2024.

Cash and Cash Equivalents. Cash and cash equivalents decreased $40.2 million, or 23.8%, to $128.9 million at June 30, 2025, compared to $169.1 million at December 31, 2024, primarily due to a decrease in deposits. For more information on cash sources and uses please refer to “– Liquidity and Capital Resources”.

Loan Portfolio Analysis. Net loans were $1.29 billion at June 30, 2025, a decrease of $12.0 million, or 0.9%, from December 31, 2024. The decrease in net loans was primarily driven by a decrease in enterprise value loans of $63.4 million, or 20.5%. Since December 31, 2024, the decrease in the loan portfolio, caused by strategic runoff in the enterprise value portfolio, has been partially offset by targeted growth in the commercial real estate portfolio of $21.4 million, the construction and land development portfolio of $9.3 million, and the mortgage warehouse portfolio of $25.0 million.

Loan Portfolio Concentrations. The following table provides information with respect to our loan portfolio concentrations at June 30, 2025 and December 31, 2024:

	At June 30, 2025		At December 31, 2024
(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$580,750	44.19%	$559,325	42.16%
Construction and land development	37,362	2.84	28,097	2.12
Residential real estate	4,936	0.37	6,008	0.45
Mortgage warehouse	284,154	21.62	259,181	19.54
Commercial	160,596	12.22	163,927	12.36
Enterprise value	246,382	18.75	309,786	23.35
Consumer	85	0.01	271	0.02
Total loans	1,314,265	100.00%	1,326,595	100.00%
Allowance for credit losses for loans	(20,796)		(21,087)
Net loans	$1,293,469		$1,305,508

Commercial Real Estate Concentrations. The following table provides information with respect to our commercial real estate concentrations at June 30, 2025 and December 31, 2024:

	At June 30, 2025			At December 31, 2024
		Percent of	Percent of		Percent of	Percent of
(Dollars in thousands)	Amortized cost	commercial real estate	total loans	Amortized cost	commercial real estate	total loans
Industrial/manufacturing/warehouse	$91,848	15.81%	6.99%	$93,551	16.73%	7.05%
Self-storage facility	79,364	13.67	6.04	80,301	14.36	6.05
Multifamily	72,510	12.49	5.52	67,068	11.99	5.06
Office	61,151	10.53	4.65	62,228	11.13	4.69
Mixed use	43,459	7.48	3.31	44,322	7.92	3.34
Mobile home park	40,770	7.02	3.10	32,124	5.74	2.42
Hotel/motel/inn	36,521	6.29	2.78	40,118	7.17	3.02
Campground/RV park	34,469	5.93	2.62	22,176	3.96	1.67
Retail	28,721	4.95	2.18	20,621	3.69	1.55
Residential one-to-four family	27,448	4.73	2.09	27,699	4.95	2.09
Other commercial real estate	64,489	11.10	4.91	69,117	12.36	5.22
Total	$580,750	100.00%	44.19%	$559,325	100.00%	42.16%

Enterprise Value Concentrations. The Bank has focused on reducing the risk exposure in this portfolio, which has included building our credit management practices with improved analytics that provide for enhanced monitoring of early warning risk indicators. This effort has resulted in more detailed industry information, as noted in the table below where loans previously classified as Other were re-classified during the first quarter of 2025 to improve the reporting of our concentrations and industry diversification. The following table provides information with respect to our enterprise value concentrations at June 30, 2025 and December 31, 2024:

	As of June 30, 2025			At December 31, 2024
		Percent of	Percent of		Percent of	Percent of
(Dollars in thousands)	Amortized cost	enterprise value	total loans	Amortized cost	enterprise value	total loans
Consulting services	$50,104	20.34%	3.81%	$61,840	19.96%	4.66%
Healthcare and social assistance	35,192	14.28	2.68	33,352	10.77	2.51
Professional services	32,467	13.18	2.47	37,898	12.23	2.86
Advertising	27,201	11.04	2.07	36,464	11.77	2.75
Construction	24,846	10.08	1.89	13,895	4.49	1.05
Personal services	23,751	9.64	1.81	26,035	8.40	1.96
Industrial/manufacturing/warehouse	19,724	8.00	1.50	24,697	7.97	1.86
Real estate services	17,732	7.20	1.35	27,935	9.02	2.11
Other	15,365	6.24	1.17	47,670	15.39	3.59
Total	$246,382	100.00%	18.75%	$309,786	100.00%	23.35%

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

Delinquencies. Total past due loans increased $5.1 million to $7.3 million at June 30, 2025 from $2.2 million at December 31, 2024. The increase was primarily driven by a $5.6 million enterprise value relationship that went on non-accrual status after becoming 90+ days past due during the second quarter of 2025. This relationship was individually analyzed for reserves as of June 30, 2025 and, based on a third-party valuation which indicated sufficient collateral, the Bank has not taken a reserve against this relationship as of that date.

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

The following table sets forth information regarding our non-performing assets at the dates indicated:

(Dollars in thousands)	At June 30, 2025	At December 31, 2024
Non-accrual loans:
Commercial real estate	$54	$57
Residential real estate	420	366
Commercial	1,536	1,543
Enterprise value	32,430	18,920
Consumer	—	1
Total non-accrual loans	34,440	20,887
Total non-performing assets	$34,440	$20,887

Allowance for credit losses for loans as a percent of non-performing loans	60.38%	100.96%
Non-performing loans as a percent of total loans (1)	2.62%	1.57%
Non-performing loans as a percent of total assets	2.24%	1.31%

(1)	Loans are presented at amortized cost.

Non-accrual loans increased $13.6 million, or 64.9%, to $34.4 million, or 2.62% of total loans outstanding at June 30, 2025, from $20.9 million, or 1.57% of total loans outstanding at December 31, 2024. The increase in non-accrual loans as of June 30, 2025 was primarily driven by a $10.5 million enterprise value relationship that was placed on non-accrual status and individually analyzed for reserves during the first quarter of 2025. The enterprise value relationship is with a behavioral health company with multiple mental health and addiction treatment facilities located in Massachusetts. During the second quarter of 2025, the Bank executed a workout transaction that included a $1.0 million paydown and a $9.5 million extension of credit to a new operator. This relationship will remain on nonaccrual status until consistent performance is demonstrated. Also, contributing to the increase in non-accrual loans was the $5.6 million enterprise value relationship that was placed on non-accrual status after becoming 90 days past due during the second quarter of 2025.

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

Activity in the Allowance for Credit Losses for Loans. The following table sets forth activity in our allowance for credit losses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Allowance at beginning of period	$21,087	$21,571
Credit loss (benefit) expense for loans	(314)	924
Charge-offs:
Commercial	—	5
Digital asset	—	2,124
Consumer	22	29
Total charge-offs	22	2,158

Recoveries:
Residential real estate	14	2
Commercial	31	—
Consumer	—	2
Total recoveries	45	4

Net (recoveries) charge-offs	(23)	2,154

Allowance at end of period	$20,796	$20,341

Allowance to total loans outstanding at end of period	1.58%	1.49%
Net charge-offs to average loans outstanding during the period (annualized)	—%	0.32%

The increase in the allowance between June 30, 2025 and June 30, 2024 was primarily due to one enterprise value relationship with an amortized cost of $17.6 million, which incurred an additional $3.7 million in individually analyzed reserves since June 30, 2024. The increase in the allowance for credit losses for loans was partially offset by an $880,000 recovery and reductions in the general allowance due to updated loss rates resulting from the annual refresh of our current expected credit loss model in the fourth quarter of 2024, and changes in the loan portfolio mix since June 30, 2024.

Deposits. Total deposits were $1.26 billion at June 30, 2025, a decrease of $51.0 million, or 3.9%, from $1.31 billion at December 31, 2024. This decrease was primarily due to a $42.3 million decrease in retail deposits and a $23.5 million decrease in listing service deposits, partially offset by a $14.8 million increase in brokered deposits. The $42.3 million decrease in retail deposits since December 31, 2024, was primarily attributable to a $37.5 million decrease in deposits related to areas where the Bank has intentionally scaled back its strategic focus.

The following table sets forth the distribution of total deposits by account type at the dates indicated:

	At June 30, 2025		At December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing:
Retail deposits
Demand	$287,927	22.89%	$351,528	26.86%
Interest-bearing:
Retail deposits
NOW	103,115	8.20%	83,270	6.36%
Regular savings	81,020	6.44%	87,340	6.67%
Money market deposits	463,099	36.81%	463,686	35.42%
Certificates of deposit	133,713	10.63%	125,365	9.58%
Brokered deposits
Money market deposits	1	—%	1	—%
Certificates of deposit	165,000	13.12%	150,189	11.47%
Listing service deposits
Regular savings	24,103	1.91%	44,858	3.43%
Certificates of deposit	—	—%	2,723	0.21%
Total	$1,257,978	100.00%	$1,308,960	100.00%

Borrowings. Total borrowings were $34.5 million at June 30, 2025, a decrease of $10.1 million, or 22.6%, from December 31, 2024, due to the maturity of a short-term advance from the FHLB.

Shareholders’ Equity. As of June 30, 2025, shareholders’ equity totaled $237.4 million, an increase of $6.3 million, or 2.7%, from December 31, 2024. The increase includes the Company's net income, which totaled $5.0 million for the six months ended June 30, 2025. Shareholders’ equity to total assets was 15.4% at June 30, 2025, compared to 14.5% at December 31, 2024. Book value per share was $13.35 at June 30, 2025, an increase from $12.99 at December 31, 2024. As of June 30, 2025, the Bank was categorized as well capitalized under the Federal Deposit Insurance Corporation regulatory framework for prompt corrective action.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

General. The Company reported net income for the quarter ended June 30, 2025 of $2.8 million, or $0.17 per diluted share, compared to a net loss of $3.3 million, or $0.20 per diluted share, for the quarter ended June 30, 2024. The Company’s return on average assets was 0.74% for the quarter ended June 30, 2025, compared to a loss on average assets of 0.85% for the quarter ended June 30, 2024. The Company's return on average equity was 4.77% for the quarter ended June 30, 2025, compared to a loss on average equity of 5.80% for the quarter ended June 30, 2024.

Net Interest and Dividend Income. Net interest and dividend income was $13.5 million, an increase of $1.6 million, or 13.2%, compared to the quarter ended June 30, 2024. The interest rate spread and net interest margin were 2.79% and 3.77%, respectively, for the quarter ended June 30, 2025, compared to 2.10% and 3.27%, respectively, for the quarter ended June 30, 2024.

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

	For the Three Months Ended
	June 30, 2025			June 30, 2024
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,320,244	$20,085	6.09%	$1,328,650	$20,311	6.11%
Short-term investments	87,843	984	4.48%	102,395	1,318	5.15%
Debt securities available-for-sale	24,786	182	2.94%	27,485	206	3.00%
Federal Home Loan Bank stock	2,596	49	7.55%	1,865	37	7.94%
Total interest-earning assets	1,435,469	21,300	5.94%	1,460,395	21,872	5.99%
Noninterest earning assets	87,489			104,388
Total assets	$1,522,958			$1,564,783
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$106,622	$215	0.81%	$215,344	$1,646	3.06%
Money market accounts	446,440	3,733	3.34%	456,566	4,499	3.94%
NOW accounts	92,260	395	1.71%	69,737	225	1.29%
Certificates of deposit	287,166	2,918	4.06%	251,361	3,237	5.15%
Total interest-bearing deposits	932,488	7,261	3.11%	993,008	9,607	3.87%
Borrowings
Short-term borrowings	43,989	482	4.38%	17,439	281	6.45%
Long-term borrowings	9,507	30	1.26%	9,642	31	1.29%
Total borrowings	53,496	512	3.83%	27,081	312	4.61%
Total interest-bearing liabilities	985,984	7,773	3.15%	1,020,089	9,919	3.89%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	292,421			306,081
Other noninterest-bearing liabilities	7,920			10,519
Total liabilities	1,286,325			1,336,689
Total equity	236,633			228,094
Total liabilities and equity	$1,522,958			$1,564,783
Net interest income		$13,527			$11,953
Interest rate spread (2)			2.79%			2.10%
Net interest-earning assets (3)	$449,485			$440,306
Net interest margin (4)			3.77%			3.27%
Average interest-earning assets to interest-bearing liabilities	145.59%			143.16%

(1)	Interest earned/paid on loans includes $659,000 and $660,000 in loan fee income for the three months ended June 30, 2025 and June 30, 2024, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended June 30, 2025
	Compared to the Three Months Ended June 30, 2024
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$(98)	$(128)	$(226)
Short-term investments	(159)	(175)	(334)
Debt securities available-for-sale	(4)	(20)	(24)
Federal Home Loan Bank stock	(2)	14	12
Total interest-earning assets	(263)	(309)	(572)
Interest-bearing liabilities:
Savings accounts	(849)	(582)	(1,431)
Money market accounts	(668)	(98)	(766)
NOW accounts	86	84	170
Certificates of deposit	(741)	422	(319)
Total interest-bearing deposits	(2,172)	(174)	(2,346)
Borrowings
Short-term borrowings	(114)	315	201
Long-term borrowings	(1)	—	(1)
Total borrowings	(115)	315	200
Total interest-bearing liabilities	(2,287)	141	(2,146)
Change in net interest income	$2,024	$(450)	$1,574

Interest and Dividend Income. Total interest and dividend income was $21.3 million for the quarter ended June 30, 2025, a decrease of $572,000, or 2.6%, from the quarter ended June 30, 2024. The Company’s yield on interest-earning assets was 5.94% for the quarter ended June 30, 2025, down five basis from the quarter ended June 30, 2024. Interest on short-term investments decreased $334,000, or 25.3%, from the quarter ended June 30, 2024. This decrease was primarily driven by a decrease in the average balance of short-term investments of $14.6 million, or 14.2%, from June 30, 2024 and a decrease in the yield on short-term investments to 4.48% for the quarter, which represents a decrease of 67 basis points from the quarter ended June 30, 2024. Interest and fees on loans decreased $226,000, or 1.1%, from the quarter ended June 30, 2024. This decrease was primarily driven by a decrease in the average balance of loans of $8.4 million, or 0.6%, from June 30, 2024 and a decrease in the yield on loans to 6.09% for the quarter, which represents a decrease of two basis points from the quarter ended June 30, 2024.

Interest Expense. Total interest expense was $7.8 million for the quarter ended June 30, 2025, a decrease of $2.1 million, or 21.6%, from the quarter ended June 30, 2024. This decrease was primarily due to a $2.3 million, or 24.4%, decrease in interest on deposits, primarily driven by a 76 basis point reduction in the cost of interest-bearing deposits to 3.11% for the quarter ended June 30, 2025, compared to 3.87% for the quarter ended June 30, 2024. The Company’s total cost of interest-bearing liabilities was 3.15% for the quarter ended June 30, 2025, a decrease of 74 basis points from the quarter ended June 30, 2024.

Provision for Credit Losses. The Company recognized a $378,000 credit loss benefit for the quarter ended June 30, 2025, compared to a $6.5 million provision for the quarter ended June 30, 2024. The benefit for the quarter ended June 30, 2025 was primarily driven by a reduction in pooled reserves, largely reflecting a decline in total loans, specifically within the enterprise value portfolio, which typically carries a higher reserve rate than other loan categories. The $6.5 million provision for the quarter ended June 30, 2024 was primarily due to a $7.1 million individually analyzed reserve on a $17.6 million enterprise value relationship.

Noninterest Income. Noninterest income was $2.2 million for the quarter ended June 30, 2025 an increase of $708,000, or 46.5%, from the quarter ended June 30, 2024. During the second quarter of 2025, noninterest income included a $745,000 gain on a sale/leaseback transaction for the Bank's main office building.

Noninterest Expense. Noninterest expense was $12.1 million for the quarter ended June 30, 2025, compared to $11.6 million for the quarter ended June 30, 2024. The $497,000, or 4.3%, increase was primarily attributable to $543,000 of merger-related expenses included in professional fees for the second quarter of 2025, and a contingency included in other expenses related to the previously-disclosed Wells Notice received from the SEC. Merger-related fees included in noninterest expenses were more than offset by improvements in organizational efficiency and the successful reduction of operating costs.

Income Tax Expense. The Company recorded an income tax provision of $1.2 million for the quarter ended June 30, 2025, reflecting an effective tax rate of 30.2%, compared to a benefit of $1.3 million, or an effective tax rate of 27.7%, for the quarter ended June 30, 2024. The increase in the effective tax rate for the current quarter was primarily attributable to non-deductible merger-related expenses and higher pre-tax income.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

General. The Company reported net income for the six months ended June 30, 2025 of $5.0 million, or $0.29 per diluted share, compared to $1.7 million, or $0.10 per diluted share, for the six months ended June 30, 2024. The Company’s return on average assets was 0.66% for the six months ended June 30, 2025, compared to 0.21% for the six months ended June 30, 2024. The Company's return on average equity was 4.25% for the six months ended June 30, 2025, compared to 1.48% for the six months ended June 30, 2024.

Net Interest and Dividend Income. Net interest and dividend income was $26.4 million, an increase of $2.0 million, or 8.0%, compared to $24.4 million for the six months ended June 30, 2024. The interest rate spread and net interest margin were 2.70% and 3.71%, respectively, for the six months ended June 30, 2025, compared to 2.19% and 3.33%, respectively, for the six months ended June 30, 2024.

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

	For the Six Months Ended
	June 30, 2025			June 30, 2024
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,305,993	$39,392	6.03%	$1,325,955	$40,380	6.09%
Short-term investments	89,014	1,997	4.49%	112,971	3,047	5.39%
Debt securities available-for-sale	25,187	371	2.95%	27,859	411	2.95%
Federal Home Loan Bank stock	2,646	120	9.07%	1,824	69	7.57%
Total interest-earning assets	1,422,840	41,880	5.89%	1,468,609	43,907	5.98%
Noninterest earning assets	89,870			101,639
Total assets	$1,512,710			$1,570,248
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$112,635	$479	0.85%	$229,746	$3,607	3.14%
Money market accounts	447,112	7,489	3.35%	455,724	8,737	3.83%
NOW accounts	82,630	652	1.58%	76,284	408	1.07%
Certificates of deposit	278,073	6,010	4.32%	240,989	6,195	5.14%
Total interest-bearing deposits	920,450	14,630	3.18%	1,002,743	18,947	3.78%
Borrowings
Short-term borrowings	40,972	788	3.85%	14,811	459	6.20%
Long-term borrowings	9,524	60	1.26%	9,658	62	1.28%
Total borrowings	50,496	848	3.36%	24,469	521	4.26%
Total interest-bearing liabilities	970,946	15,478	3.19%	1,027,212	19,468	3.79%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	298,477			306,215
Other noninterest-bearing liabilities	8,097			11,280
Total liabilities	1,277,520			1,344,707
Total equity	235,190			225,541
Total liabilities and equity	$1,512,710			$1,570,248
Net interest income		$26,402			$24,439
Interest rate spread (2)			2.70%			2.19%
Net interest-earning assets (3)	$451,894			$441,397
Net interest margin (4)			3.71%			3.33%
Average interest-earning assets to interest-bearing liabilities	146.54%			142.97%

(1)	Interest earned/paid on loans includes $1.4 million in loan fee income for the six months ended June 30, 2025 and June 30, 2024.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	For the Six Months Ended June 30, 2025
	Compared to the Six Months Ended June 30, 2024
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$(384)	$(604)	$(988)
Short-term investments	(464)	(586)	(1,050)
Debt securities available-for-sale	(1)	(39)	(40)
Federal Home Loan Bank stock	16	35	51
Total interest-earning assets	(833)	(1,194)	(2,027)
Interest-bearing liabilities:
Savings accounts	(1,841)	(1,287)	(3,128)
Money Market accounts	(1,086)	(162)	(1,248)
NOW accounts	208	36	244
Certificates of deposit	(1,064)	879	(185)
Total interest-bearing deposits	(3,783)	(534)	(4,317)
Borrowings
Short-term borrowings	(229)	558	329
Long-term borrowings	(1)	(1)	(2)
Total borrowings	(230)	557	327
Total interest-bearing liabilities	(4,013)	23	(3,990)
Change in net interest income	$3,180	$(1,217)	$1,963

Interest and Dividend Income. Total interest and dividend income was $41.9 million for the six months ended June 30, 2025, a decrease of $2.0 million, or 4.6%, from the six months ended June 30, 2024. The Company’s yield on interest-earning assets was 5.89% for the six months ended June 30, 2025, down nine basis points from the six months ended June 30, 2024. Interest on short-term investments decreased $1.1 million, or 34.5%, from the six months ended June 30, 2024. This decrease was primarily driven by decreases in the average balance of short-term investments of $24.0 million, or 21.2%, from the six months ended June 30, 2024  and in the yield on short-term investments to 4.49% for the six months ended June 30, 2025, which represents a decrease of 90 basis points from the six months ended June 30, 2024. Interest and fees on loans decreased $988,000, or 2.4%, from the six months ended June 30, 2024. This decrease was primarily driven by decreases in the average balance of loans of $20.0 million, or 1.5%, from June 30, 2024 and in the yield on loans to 6.03% for the six months ended June 30, 2025, which represents a decrease of six basis points from the six months ended June 30, 2024.

Interest Expense. Total interest expense was $15.5 million for the six months ended June 30, 2025, a decrease of $4.0 million, or 20.5%, from the six months ended June 30, 2024. The decrease in interest expense was primarily driven by a decrease in the cost and, to a lesser extent, average balance of interest-bearing deposits. Interest expense on deposits was $14.6 million for the six months ended June 30, 2025, a decrease of $4.3 million, or 22.8%, from $18.9 million for the six months ended June 30, 2024. This decrease was primarily driven by a 60 basis point decrease in the average cost of interest-bearing deposits, from 3.78% to 3.18% and a decrease in the average balance of deposits, primarily due to a decrease in higher-cost savings accounts obtained through listing services. For the six months ended June 30, 2025, interest expense on borrowings increased $327,000, or 62.8%, primarily due to a $26.0 million, or 106.4%, increase in the average balance of borrowings, partially offset by a 90 basis point decrease in the average cost of borrowings. The Company's total cost of interest-bearing liabilities was 3.19% for the six months ended June 30, 2025, a decrease of 60 basis points from 3.79% for the six months ended June 30, 2024. The significant decrease in interest expense compared to the prior year is a reflection of the Bank’s strategic re-balancing of its funding sources.

Provision for Credit Losses. The Company recognized a $390,000 credit loss benefit for the six months ended June 30, 2025, compared to a provision of $877,000 for the six months ended June 30, 2024. The credit loss benefit for the six months ended June 30, 2025 was primarily driven by a reduction in pooled reserves, largely reflecting a decline in total loans, specifically within the enterprise value portfolio, which typically carries a higher reserve rate than other loan categories. This benefit was partially offset by a year-to-date increase of $662,000 in individually analyzed reserves, primarily recorded in the first quarter of 2025.

Noninterest Income. Noninterest income was $3.6 million for the six months ended June 30, 2025, an increase of $732,000, or 25.4%, from the six months ended June 30, 2024. During the second quarter of 2025, noninterest income included a $745,000 gain on a sale/leaseback transaction for the Bank's main office building.

Noninterest Expense. Noninterest expense was $23.5 million for the six months ended June 30, 2025, compared to $24.3 million for the six months ended June 30, 2024. The $806,000, or 3.3%, decrease was primarily due to decreases in professional fees of $605,000, or 26.3%, and salaries and employee benefits of $524,000, or 3.4%, partially offset by a $343,000, or 26.2%, increase in other expenses which include a contingency related to the previously-disclosed Wells Notice received from the SEC. Merger-related expenses of $543,000, included in professional fees, were more than offset by improvements in organizational efficiency and the successful reduction of operating costs.

Income Tax Expense. The Company recorded an income tax provision of $1.9 million for the six months ended June 30, 2025, reflecting an effective tax rate of 27.4%, compared to $439,000, or an effective tax rate of 20.8%, for the six months ended June 30, 2024. The increase in effective tax rate is primarily attributable to non-deductible merger-related expenses and higher pre-tax income.

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

The following table presents the estimated changes in net interest income of the Company that would result from changes in market interest rates over the twelve-month period beginning June 30, 2025:

	At June 30, 2025
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
300	$53,642	(6.90)%
200	55,041	(4.40)%
100	56,371	(2.10)%
0	57,601	—
(100)	57,508	(0.20)%
(200)	56,947	(1.10)%
(300)	55,771	(3.20)%

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

The following table presents the estimated changes in EVE of the Company that would result from changes in market interest rates as of June 30, 2025:

	At June 30, 2025
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
300	$276,050	(6.20)%
200	281,544	(4.30)%
100	288,365	(2.00)%
0	294,284	—
(100)	292,863	(0.50)%
(200)	287,313	(2.40)%
(300)	275,524	(6.40)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2025, cash and cash equivalents totaled $128.9 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $24.5 million at June 30, 2025. Warehouse loans, which have a short-term duration, totaled $251.0 million as of June 30, 2025, also provide an additional source of liquidity.

At June 30, 2025, we had a borrowing capacity of $154.1 million with the Federal Home Loan Bank of Boston, of which $25.0 million in short-term advances and $9.5 million in advances with original maturities greater than one year were outstanding. At June 30, 2025, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $319.8 million, none of which was outstanding.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At June 30, 2025 and December 31, 2024, we had $21.2 million and $15.0 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at June 30, 2025 and December 31, 2024, we had $133.6 million and $156.5 million in unadvanced funds to borrowers, respectively. We also had $1.6 million and $1.5 million in outstanding letters of credit at June 30, 2025 and December 31, 2024, respectively.

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

BankProv is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks and the FDIC. At June 30, 2025, BankProv exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 – Regulatory Capital of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Market Risk”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is pursuing the Wells Notice process and continues to explore a potential resolution with the SEC staff. As of June 30, 2025, the Bank has recorded a contingency of $350,000 in connection with this matter. However, the ultimate outcome, including the results, timing, costs, and other potential consequences, remains uncertain and could differ significantly from current estimates. Associated legal costs are expensed as incurred.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the “Risk Factors” section contained in the Proxy Statement/Prospectus for the Company's Special Meeting of Stockholders as filed with the SEC by NB Bancorp, Inc. on July 30, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)

The Company may, at times, repurchase its own shares in the open market. Such transactions are subject to the notice provisions for stock repurchases of the Board of Governors of the Federal Reserve System. In December 2024, the Company announced its receipt of non-objection from the FRB to repurchase 883,366 shares of its common stock. The Company did not repurchase any common stock under this program during the six months ended June 30, 2025, and following its entry into the Merger Agreement on June 5, 2025, the Company suspended the repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1	Agreement and Plan of Merger by and among NB Bancorp, Inc., Needham Bank, 1828 MS, Inc., Provident Bancorp, Inc., and BankProv, dated as of June 5, 2025 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K file with the Securities and Exchange Commission on June 5, 2025)
3.1	Articles of Incorporation of Provident Bancorp, Inc. (1)
3.2	Bylaws of Provident Bancorp, Inc. (1)
3.3	Amendment to Bylaws of Provident Bancorp, Inc. (2)
3.4	Amendment to Bylaws of Provident Bancorp, Inc. (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date: August 14, 2025	/s/ Joseph B. Reilly
Joseph B. Reilly
President and Chief Executive Officer

Date: August 14, 2025	/s/ Kenneth R. Fisher
Kenneth R. Fisher
Executive Vice President and Chief Financial Officer