Form 10-Q
period 2025-09-30
Provident Bancorp, Inc. /MD/
filed 2025-11-07
CIK 1778784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, there were 17,782,946 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.   Financial Information

Item 1.   Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	At September 30, 2025	At December 31, 2024
	(unaudited)
Assets
Cash and due from banks	$19,373	$27,536
Short-term investments	109,508	141,606
Cash and cash equivalents	128,881	169,142
Debt securities available-for-sale (at fair value)	24,441	25,693
Federal Home Loan Bank stock, at cost	1,004	2,697
Total loans	1,271,378	1,326,595
Allowance for credit losses for loans	(20,414)	(21,087)
Net loans	1,250,964	1,305,508
Bank owned life insurance	47,028	46,017
Premises and equipment, net	10,062	10,188
Accrued interest receivable	4,210	5,296
Right-of-use assets	5,431	3,429
Deferred tax asset, net	11,890	13,808
Other assets	7,712	11,392
Total assets	$1,491,623	$1,593,170

Deposits:
Noninterest-bearing	$280,288	$351,528
Interest-bearing	952,103	957,432
Total deposits	1,232,391	1,308,960
Borrowings:
Short-term borrowings	3,000	35,000
Long-term borrowings	4,462	9,563
Total borrowings	7,462	44,563
Operating lease liabilities	5,900	3,862
Commitments and contingencies	—	—
Other liabilities	4,841	4,698
Total liabilities	1,250,594	1,362,083
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 17,782,946 and 17,788,543 shares issued and outstanding at September 30, 2025 and December 31, 2024	178	178
Additional paid-in capital	126,772	125,446
Retained earnings	121,225	113,561
Accumulated other comprehensive loss	(1,212)	(1,625)
Unearned compensation - ESOP	(5,934)	(6,473)
Total shareholders' equity	241,029	231,087
Total liabilities and shareholders' equity	$1,491,623	$1,593,170

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$19,606	$21,257	$58,998	$61,637
Interest and dividends on debt securities available-for-sale	220	240	711	720
Interest on short-term investments	1,484	932	3,481	3,979
Total interest and dividend income	21,310	22,429	63,190	66,336
Interest expense:
Interest on deposits	7,877	9,068	22,507	28,015
Interest on short-term borrowings	219	916	1,007	1,375
Interest on long-term borrowings	28	36	88	98
Total interest expense	8,124	10,020	23,602	29,488
Net interest and dividend income	13,186	12,409	39,588	36,848
Credit loss (benefit) expense - loans	(353)	1,666	(667)	2,590
Credit loss (benefit) expense - off-balance sheet credit exposures	(65)	27	(141)	(20)
Total credit loss (benefit) expense	(418)	1,693	(808)	2,570
Net interest and dividend income after credit loss (benefit) expense	13,604	10,716	40,396	34,278
Noninterest income:
Customer service fees on deposit accounts	686	813	2,091	2,152
Service charges and fees - other	306	486	1,024	1,144
Bank owned life insurance income	349	327	1,011	948
Other income	217	82	1,043	343
Total noninterest income	1,558	1,708	5,169	4,587
Noninterest expense:
Salaries and employee benefits	7,749	7,267	22,663	22,705
Occupancy expense	426	452	1,250	1,302
Equipment expense	115	159	379	471
Deposit insurance	331	334	957	988
Data processing	429	416	1,260	1,231
Marketing expense	61	57	168	151
Professional fees	823	800	2,516	3,098
Directors' compensation	197	233	589	584
Software depreciation and implementation	532	614	1,617	1,741
Insurance expense	224	303	669	907
Service fees	294	405	983	881
Other	253	536	1,906	1,846
Total noninterest expense	11,434	11,576	34,957	35,905
Income before income tax expense	3,728	848	10,608	2,960
Income tax expense	1,058	132	2,944	571
Net income	$2,670	$716	$7,664	$2,389
Earnings per share:
Basic	$0.16	$0.04	$0.45	$0.14
Diluted	0.16	$0.04	$0.45	$0.14
Weighted Average Shares:
Basic	16,897,892	16,748,404	16,860,555	16,708,363
Diluted	17,071,693	16,811,614	16,982,799	16,754,858

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In thousands)
Net income	$2,670	$716	$7,664	$2,389
Other comprehensive income:
Unrealized holding gains arising during the period on debt securities available-for-sale	473	696	540	514
Unrealized gain	473	696	540	514
Income tax effect	(107)	(160)	(127)	(119)
Total other comprehensive gain	366	536	413	395
Comprehensive income	$3,036	$1,252	$8,077	$2,784

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended September 30, 2025 and 2024
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, June 30, 2025	17,785,538	$178	$126,329	$118,555	$(1,578)	$(6,113)	$237,371
Net income	—	—	—	2,670	—	—	2,670
Other comprehensive income	—	—	—	—	366	—	366
Stock-based compensation expense	—	—	372	—	—	—	372
Shares surrendered related to tax withholdings on restricted stock awards	(2,592)	—	(33)	—	—	—	(33)
ESOP shares earned	—	—	104	—	—	179	283
Balance, September 30, 2025	17,782,946	$178	$126,772	$121,225	$(1,212)	$(5,934)	$241,029

Balance, June 30, 2024	17,667,327	$177	$124,665	$107,963	$(1,637)	$(6,833)	$224,335
Net income	—	—	—	716	—	—	716
Other comprehensive income	—	—	—	—	536	—	536
Stock-based compensation expense, net of forfeitures	—	—	345	—	—	—	345
Restricted stock award grants, net	63,516	—	(14)	—	—	—	(14)
ESOP shares earned	—	—	60	—	—	180	240
Balance, September 30, 2024	17,730,843	$177	$125,056	$108,679	$(1,101)	$(6,653)	$226,158

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	For the nine months ended September 30, 2025 and 2024
					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	(Loss) Income	ESOP	Total
Balance, December 31, 2024	17,788,543	$178	$125,446	$113,561	$(1,625)	$(6,473)	$231,087
Net income	—	—	—	7,664	—	—	7,664
Other comprehensive income	—	—	—	—	413	—	413
Stock-based compensation expense, net of forfeitures	—	—	1,103	—	—	—	1,103
Restricted stock forfeitures	(2,500)	—	—	—	—	—	—
Shares surrendered related to tax withholdings on restricted stock awards	(3,097)	—	(39)	—	—	—	(39)
ESOP shares earned	—	—	262	—	—	539	801
Balance, September 30, 2025	17,782,946	$178	$126,772	$121,225	$(1,212)	$(5,934)	$241,029

Balance, December 31, 2023	17,677,479	$177	$124,129	$106,285	$(1,496)	$(7,193)	$221,902
Net income	—	—	—	2,389	—	—	2,389
Dividends forfeited	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	395	—	395
Stock-based compensation expense, net of forfeitures	—	—	868	—	—	—	868
Restricted stock award grants, net	40,449	—	(56)	—	—	—	(56)
Stock options exercised, net	12,915	—	(18)	—	—	—	(18)
ESOP shares earned	—	—	133	—	—	540	673
Balance, September 30, 2024	17,730,843	$177	$125,056	$108,679	$(1,101)	$(6,653)	$226,158

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$7,664	$2,389
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	78	94
ESOP expense	801	673
Change in deferred loan fees, net	(724)	(701)
(Benefit) provision for credit losses	(808)	2,570
Depreciation and amortization	650	839
Decrease in accrued interest receivable	1,086	843
Deferred tax expense (benefit)	1,791	(464)
Share-based compensation expense	1,103	868
Bank-owned life insurance income	(1,011)	(948)
Principal repayments of operating lease obligations	(98)	(82)
Gain on sale of main office	(745)	—
Net decrease in other assets	1,425	4,116
Net increase (decrease) in other liabilities	284	(3,234)
Net cash provided by operating activities	11,496	6,963

Cash flows from investing activities:
Proceeds from sale of main office	3,000	—
Proceeds from pay downs, maturities and calls of debt securities available-for-sale	1,714	1,565
Redemption of Federal Home Loan Bank stock	1,693	437
Loan principal collections, net of (loan originations)	55,935	(67,399)
Additions to premises and equipment	(390)	(337)
Net cash provided by (used in) investing activities	61,952	(65,734)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing accounts	(71,240)	9,706
Net decrease in interest-bearing accounts	(5,329)	(52,433)
Net cash dividends forfeited on common stock	—	5
Payments from exercise of stock options, net	—	(18)
Net change in short-term borrowings	(32,000)	20,000
Repayments on long-term borrowings	(5,101)	(100)
Shares surrendered related to tax withholdings on restricted stock awards	(39)	(56)
Net cash used in financing activities	(113,709)	(22,896)
Net decrease in cash and cash equivalents	(40,261)	(81,667)
Cash and cash equivalents at beginning of period	169,142	220,332
Cash and cash equivalents at end of period	$128,881	$138,665

Supplemental disclosures:
Interest paid	$23,601	$29,637
Income taxes paid	279	294
Recognition of operating lease liabilities	2,136	—
Transfer of premises and equipment held for sale to other assets	—	2,256
Reduction to right-of-use assets and related operating lease liability due to renegotiated lease terms	—	198

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc. (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended  September 30, 2025 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K that the Company filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary BankProv (the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation, and 5 Market Street Security Corporation. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account.

(2)    Merger

On June 5, 2025, NB Bancorp, Inc. (the “Buyer”), Needham Bank, a wholly-owned subsidiary of the Buyer, 1828 MS, Inc., a wholly owned subsidiary of the Buyer formed solely to facilitate the transaction (the “Merger Sub” and together with the Buyer and Needham Bank, “Needham”), the Company and the Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Needham will acquire the Company and the Bank through the merger of the Merger Sub with and into the Company (the “Merger”) followed by the merger of the Company with and into the Buyer, with the Buyer as the surviving entity (the “Holdco Merger”). After the Holdco Merger, at a time selected by Buyer, the Bank will merge with and into Needham Bank, with Needham Bank as the surviving entity.

Prior to the effective time of the Merger, shareholders of the Company have the right to elect to receive for each share of the Company’s common stock either (i) 0.691 shares of the Buyer’s common stock (the “Stock Consideration”) or (ii) $13.00 in cash, subject to proration procedures to ensure that holders of 50% of the shares of the Company’s common stock receive the Stock Consideration.

Provident stockholders approved the Merger on September 16, 2025 and on October 20, 2025, Needham and the Company jointly announced that all required regulatory approvals had been received to complete the proposed Merger. The expected completion date is on or about November 15, 2025, subject to the satisfaction of the remaining customary closing conditions. The Company will cease to exist as a separate legal entity after the Merger. These financial statements were prepared on a going concern basis and not on the liquidation basis of accounting. Accordingly, these financial statements do not reflect the accounting for the Merger that is expected to close on or about November 15, 2025.

At the effective time of the merger, all outstanding Provident restricted stock awards under the Provident equity plans will accelerate and fully vest, and be converted into the right for the holder to receive the merger consideration. At the effective time of the merger, each option to purchase shares of Provident common stock (a “Provident stock option”) that is outstanding and unexercised will fully vest and be canceled, and the holder will receive an amount of cash equal to the product of (1) the number of shares of Provident common stock provided for in each such Provident stock option, and (2) the excess, if any, of the sum of $6.50 and 0.50 times the product of 0.691 times the Buyer VWAP, as defined in the Merger Agreement, (the “per share cash equivalent consideration”) over the exercise price of the option. Any Provident stock option for which the exercise price exceeds the per share cash equivalent consideration will be cancelled as of the effective time without payment.

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

The following table summarizes the amortized cost, allowance for credit losses, and fair value of debt securities available-for-sale at September 30, 2025 and  December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized	Gross	Gross	Allowance
	Cost	Unrealized	Unrealized	for Credit	Fair
(In thousands)	Basis	Gains	Losses	Losses	Value
September 30, 2025
State and municipal securities	$11,056	$2	$621	$—	$10,437
Asset-backed securities	7,425	24	497	—	6,952
Government mortgage-backed securities	7,525	—	473	—	7,052
Total debt securities available-for-sale	$26,006	$26	$1,591	$—	$24,441

December 31, 2024
State and municipal securities	$11,130	$2	$581	$—	$10,551
Asset-backed securities	7,961	—	745	—	7,216
Government mortgage-backed securities	8,707	—	781	—	7,926
Total debt securities available-for-sale	$27,798	$2	$2,107	$—	$25,693

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

There were no realized gains or losses on sales or calls of securities during the nine months ended September 30, 2025 or September 30, 2024.

Securities with carrying amounts of $5.8 million and $6.6 million were pledged to secure available borrowings with the Federal Home Loan Bank at September 30, 2025 and December 31, 2024, respectively.

The scheduled maturities of debt securities at September 30, 2025 are summarized in the table below. Actual maturities of asset-backed and mortgage-backed securities may differ from contractual maturities because the assets and mortgages underlying the securities may be repaid without any penalties. Because asset-backed and mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year	$—	$—
Due after one year through five years	599	601
Due after five years through ten years	2,577	2,562
Due after ten years	7,880	7,274
Government mortgage-backed securities	7,525	7,052
Asset-backed securities	7,425	6,952
	$26,006	$24,441

At the time a debt security is placed on non-accrual status, generally when any principal or interest payments become 90 days or more delinquent or if full collection of interest or principal becomes uncertain, interest accrued but not received is reversed against interest income. There were no debt securities on non-accrual status and therefore there was no accrued interest related to debt securities reversed against interest income during the nine months ended September 30, 2025 or September 30, 2024.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at September 30, 2025 and December 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2025
Temporarily impaired securities:
State and municipal securities	$—	$—	$9,065	$621	$9,065	$621
Asset-backed securities	—	—	5,317	497	5,317	497
Government mortgage-backed securities	69	1	6,983	472	7,052	473
Total temporarily impaired debt securities	$69	$1	$21,365	$1,590	$21,434	$1,591

December 31, 2024
Temporarily impaired securities:
State and municipal	$2,935	$21	$7,015	$560	$9,950	$581
Asset-backed securities	1,752	11	5,463	734	7,215	745
Government mortgage-backed securities	—	—	7,848	781	7,848	781
Total temporarily impaired debt securities	$4,687	$32	$20,326	$2,075	$25,013	$2,107

The Company expects to recover its amortized cost basis on all debt securities. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell the securities in an unrealized loss position as of September 30, 2025, prior to their recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

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

Accrued interest receivable on available-for-sale debt securities totaled $146,000 and $182,000 at  September 30, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets and was excluded from the estimate of credit losses.

As a result of the analysis below, which is presented by investment type, we determined that no allowance for credit loss for investment securities was required as of September 30, 2025.

State and municipal securities: At September 30, 2025, 14 of the 18 securities in the Company’s portfolio of state and municipal securities were in unrealized loss positions. Aggregate unrealized losses represented 6.4% of the amortized cost of state and municipal securities in unrealized loss positions. The Company continually monitors the state and municipal securities sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company believes the securities in this portfolio carry minimal risk of default. There were no material underlying downgrades during the quarter. All securities are performing.

Asset-backed securities: At September 30, 2025, four of the five securities in the Company’s portfolio of asset-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 8.5% of the amortized cost of asset-backed securities in unrealized loss positions. The U.S. Small Business Administration guarantees the contractual cash flows of all the Company’s asset-backed securities. The securities are investment grade and there were no material underlying credit downgrades during the quarter. All securities are performing.

Government mortgage-backed securities: At September 30, 2025, all 29 securities in the Company’s portfolio of government mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 6.3% of the amortized cost of government mortgage-backed securities in unrealized loss positions. The Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association guarantee the contractual cash flows of all the Company’s mortgage-backed securities. The securities are investment grade and there were no material underlying credit downgrades during the quarter. All securities are performing.

(6)    Loans and Allowance for Credit Losses for Loans

Loans:

A summary of loans is as follows:

	At	At
	September 30,	December 31,
(In thousands)	2025	2024
Commercial real estate	$597,361	$559,325
Construction and land development	29,895	28,097
Residential real estate	4,972	6,008
Mortgage warehouse	252,208	259,181
Commercial	154,858	163,927
Enterprise value	231,991	309,786
Consumer	93	271
Total loans	1,271,378	1,326,595
Allowance for credit losses for loans	(20,414)	(21,087)
Net loans	$1,250,964	$1,305,508

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the allowance for credit losses for loans. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Accrued interest receivable on loans totaled $4.1 million and $5.1 million at  September 30, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using either the level-yield or straight-line method without anticipating prepayments.

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

The following table presents the activity in the allowance for credit losses for loans by portfolio segment for the three and nine months ended September 30, 2025 and 2024:

(In thousands)	Commercial real estate	Construction and land development	Residential real estate	Mortgage warehouse	Commercial	Enterprise value	Digital asset	Consumer	Total
Balance at June 30, 2025	$4,033	$142	$109	$78	$2,138	$14,295	$—	$1	$20,796
Charge-offs	—	—	—	—	(18)	—	—	(11)	(29)
Recoveries	—	—	—	—	—	—	—	—	—
Provision (credit)	42	(29)	3	(9)	(88)	(283)	—	11	(353)
Balance at September 30, 2025	$4,075	$113	$112	$69	$2,032	$14,012	$—	$1	$20,414

Balance at June 30, 2024	$4,843	$272	$69	$65	$1,976	$13,115	$—	$1	$20,341
Charge-offs	—	—	—	—	(96)	—	—	(8)	(104)
Recoveries	—	—	—	—	18	—	—	2	20
Provision (credit)	430	(154)	—	9	436	939	—	6	1,666
Balance at September 30, 2024	$5,273	$118	$69	$74	$2,334	$14,054	$—	$1	$21,923

(In thousands)	Commercial real estate	Construction and land development	Residential real estate	Mortgage warehouse	Commercial	Enterprise value	Digital asset	Consumer	Total
Balance at December 31, 2024	$3,715	$104	$120	$71	$2,198	$14,875	$—	$4	$21,087
Charge-offs	—	—	—	—	(18)	—	—	(33)	(51)
Recoveries	—	—	14	—	31	—	—	—	45
Provision (credit)	360	9	(22)	(2)	(179)	(863)	—	30	(667)
Balance at September 30, 2025	$4,075	$113	$112	$69	$2,032	$14,012	$—	$1	$20,414

Balance at December 31, 2023	$4,471	$407	$75	$42	$2,493	$8,166	$5,915	$2	$21,571
Charge-offs	—	—	—	—	(101)	—	(2,124)	(37)	(2,262)
Recoveries	—	—	2	—	18	—	—	4	24
Provision (credit)	802	(289)	(8)	32	(76)	5,888	(3,791)	32	2,590
Balance at September 30, 2024	$5,273	$118	$69	$74	$2,334	$14,054	$—	$1	$21,923

The following table presents loan delinquencies by portfolio segment at September 30, 2025 and December 31, 2024:

			90 Days	Total
	30 - 59	60 - 89	or More	Past	Total	Total
(In thousands)	Days	Days	Past Due	Due	Current	Loans
September 30, 2025
Commercial real estate	$757	$53	$—	$810	$596,551	$597,361
Construction and land development	—	—	—	—	29,895	29,895
Residential real estate	—	96	205	301	4,671	4,972
Mortgage warehouse	—	—	—	—	252,208	252,208
Commercial	876	—	1,510	2,386	152,472	154,858
Enterprise value	274	—	5,340	5,614	226,377	231,991
Consumer	—	—	—	—	93	93
Total	$1,907	$149	$7,055	$9,111	$1,262,267	$1,271,378

December 31, 2024
Commercial real estate	$—	$—	$—	$—	$559,325	$559,325
Construction and land development	—	—	—	—	28,097	28,097
Residential real estate	285	69	241	595	5,413	6,008
Mortgage warehouse	—	—	—	—	259,181	259,181
Commercial	50	—	1,543	1,593	162,334	163,927
Enterprise value	—	—	—	—	309,786	309,786
Consumer	—	—	1	1	270	271
Total	$335	$69	$1,785	$2,189	$1,324,406	$1,326,595

The following table presents the amortized cost basis of loans on non-accrual with no allowance for credit loss, loans on non-accrual, and loans 90 days or more past due but still accruing as of September 30, 2025 and December 31, 2024:

	Non-accrual		90 Days
	With No		or More
	Allowance	Non-accrual	Past Due
(In thousands)	for Credit Loss	Loans	and Accruing
September 30, 2025
Commercial real estate	$53	$53	$—
Residential real estate	—	414	—
Commercial	1,511	1,511	—
Enterprise value	14,850	32,422	—
Total	$16,414	$34,400	$—

December 31, 2024
Commercial real estate	$57	$57	$—
Residential real estate	—	366	—
Commercial	1,543	1,543	—
Enterprise value	1,338	18,920	—
Consumer	—	1	—
Total	$2,938	$20,887	$—

The Company did not recognize interest income on non-accrual loans during the nine months ended September 30, 2025 or 2024.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2025 and  December 31, 2024:

	Commercial		Business
	Real	Business	Enterprise
(In thousands)	Estate	Assets	Value
September 30, 2025
Commercial real estate	$53	$—	$—
Commercial	—	1,510	—
Enterprise value	—	—	35,950
Total	$53	$1,510	$35,950

December 31, 2024
Commercial real estate	$19,690	$—	$—
Commercial	—	1,543	—
Enterprise value	—	—	22,567
Total	$19,690	$1,543	$22,567

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

The following table presents the amortized cost basis of loans at September 30, 2025 or 2024 that were both experiencing financial difficulty and modified during the three months ended September 30, 2025 and 2024, respectively, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable $	Total Class of Financing Receivable %
September 30, 2025
Enterprise value	$3,550	$—	$—	$3,550	1.53%
Total	$3,550	$—	$—	$3,550	0.28%

September 30, 2024
Commercial real estate	$—	$1,434	$18,229	$19,663	3.58%
Enterprise value	24,716	—	—	24,716	7.10
Total	$24,716	$1,434	$18,229	$44,379	3.15%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended September 30, 2025 and 2024:

	Weighted-Average Other-Than-Insignificant Payment Delay	Weighted-Average Term Extension	Weighted-Average Term Extension and Interest Rate Reduction
	Months	Months	Months	Percentage points
September 30, 2025
Enterprise value	5.00	—	—	—

September 30, 2024
Commercial real estate	—	64.00	130.00	0.50%
Enterprise value	4.58	—	—	—

The following table presents the amortized cost basis of loans at September 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025 and 2024, respectively, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Combination Term Extension and Other-Than-Insignificant Payment Delay	Combination Term Extension, Other-Than-Insignificant Payment Delay, and Interest Rate Reduction	Total Class of Financing Receivable $	Total Class of Financing Receivable %
September 30, 2025
Commercial	$—	$34	$—	—	$34	0.02%
Enterprise value	27,015	—	—	$—	27,015	11.64
Total	$27,015	$34	$—	$—	$27,049	2.13%

September 30, 2024
Commercial real estate	$312	$—	$1,434	18,229	$19,975	3.64%
Commercial	1,450	—	—	—	1,450	0.85
Enterprise value	28,654	964	—	—	29,618	8.51
Total	$30,416	$964	$1,434	$18,229	$51,043	3.62%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the nine months ended  September 30, 2025 or 2024:

	Weighted-Average Other-Than-Insignificant Payment Delay	Weighted-Average Term Extension	Weighted-Average Term Extension and Other-Than-Insignificant Payment Delay		Weighted-Average Term Extension, Other-Than-Insignificant Payment Delay, and Interest Rate Reduction
	Months	Months	Months	Months	Months	Months	Percentage Points
September 30, 2025
Commercial	—	3.00	—	—	—	—	—
Enterprise value	6.18	—	—	—	—	—	—

September 30, 2024
Commercial real estate	3.00	—	64.00	9.00	139.00	9.00	0.50%
Commercial	3.00	—	—	—	—	—	—
Enterprise value	6.95	3.00	—	—	—	—	—

In certain instances, if a borrower continues to experience financial difficulty following a modification, additional concessions may be granted. Modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 totaled $27.0 million, of which $26.7 million related to loans that had previously received payment deferral and term extension modifications due to financial difficulty during 2024.

As of September 30, 2025 and September 30, 2024, the Company had no additional commitments to lend to borrowers experiencing financial difficulty whose loan terms were modified during the nine months preceding each respective date. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The table below shows the delinquency status of loans that were modified to borrowers experiencing financial difficulty within the preceding 12 months of  September 30, 2025 or 2024:

		30 - 59	60 - 89	90
(In thousands)	Current	Days Past Due	Days Past Due	Days or More Past Due	Total Past Due
September 30, 2025
Commercial	$34	$—	$—	$—	$—
Enterprise value	25,735	—	—	1,280	1,280
Total	$25,769	$—	$—	$1,280	$1,280

September 30, 2024
Commercial real estate	$19,975	$—	$—	$—	$—
Commercial	1,450	—	—	—	—
Enterprise value	29,618	—	—	—	—
Total	$51,043	$—	$—	$—	$—

The following table provides the amortized cost basis of loans that had a payment default during the nine months ended September 30, 2025 and were modified within the preceding 12 months from default to borrowers experiencing financial difficulty:

(Dollars in thousands)	Other-Than-Insignificant Payment Delay	Total Class of Financing Receivable
September 30, 2025
Enterprise value	$1,280	$1,280
Total	$1,280	$1,280

As of  September 30, 2024, there were no subsequent defaults related to loans modified to borrowers experiencing financial difficulty within the preceding 12 months.

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

Consumer loans are not formally rated.

Based on the most recent analysis performed, the risk category of loans by class of loans and their corresponding gross write-offs for the nine months ended September 30, 2025 is presented below:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial real estate
Pass	$52,547	$89,727	$29,101	$82,243	$118,636	$196,577	$21,578	$134	$590,543
Special mention	—	—	—	—	—	3,015	—	—	3,015
Substandard	—	—	—	—	—	3,803	—	—	3,803
Total commercial real estate	52,547	89,727	29,101	82,243	118,636	203,395	21,578	134	597,361
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction and land development
Pass	6,439	10,122	4,760	421	68	1,083	7,002	—	29,895
Total construction and land development	6,439	10,122	4,760	421	68	1,083	7,002	—	29,895
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	—	—	—	—	—	2,814	1,174	666	4,654
Substandard	—	—	—	—	—	257	61	—	318
Total residential real estate	—	—	—	—	—	3,071	1,235	666	4,972
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Mortgage warehouse
Pass	—	—	—	—	—	—	252,208	—	252,208
Total mortgage warehouse	—	—	—	—	—	—	252,208	—	252,208
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	5,199	11,749	9,929	18,522	39,584	31,783	28,050	716	145,532
Special mention	—	—	398	574	—	710	4,885	—	6,567
Substandard	—	—	—	—	—	2,534	225	—	2,759
Total commercial	5,199	11,749	10,327	19,096	39,584	35,027	33,160	716	154,858
Current period gross write-offs	—	—	—	—	—	18	—	—	18
Enterprise Value
Pass	3,593	28,153	41,213	38,237	43,554	17,909	7,986	—	180,645
Special mention	—	—	—	7,058	4,907	3,133	298	—	15,396
Substandard	9,510	—	2,429	13,654	4,840	4,092	1,425	—	35,950
Total enterprise value	13,103	28,153	43,642	58,949	53,301	25,134	9,709	—	231,991
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Not formally rated	—	—	—	—	—	46	46	1	93
Total consumer	—	—	—	—	—	46	46	1	93
Current period gross write-offs	31	—	—	—	—	2	—	—	33

Total loans	$77,288	$139,751	$87,830	$160,709	$211,589	$267,756	$324,938	$1,517	$1,271,378

Total current period gross write-offs	$31	$—	$—	$—	$—	$20	$—	$—	$51

The following table presents the risk category of loans by class of loans as of December 31, 2024 and their corresponding gross write-offs for the year then ended:

	Term Loans at Amortized Cost by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial real estate
Pass	$88,884	$34,606	$74,412	$118,094	$23,848	$167,174	$18,916	$569	$526,503
Special mention	—	—	—	—	1,045	27,872	—	—	28,917
Substandard	—	—	—	—	—	3,905	—	—	3,905
Total commercial real estate	88,884	34,606	74,412	118,094	24,893	198,951	18,916	569	559,325
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Construction and land development
Pass	9,072	5,220	9,941	42	—	1,315	2,507	—	28,097
Total construction and land development	9,072	5,220	9,941	42	—	1,315	2,507	—	28,097
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	—	—	—	—	4	3,452	1,842	376	5,674
Substandard	—	—	—	—	—	269	65	—	334
Total residential real estate	—	—	—	—	4	3,721	1,907	376	6,008
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Mortgage warehouse
Pass	—	—	—	—	—	—	259,181	—	259,181
Total mortgage warehouse	—	—	—	—	—	—	259,181	—	259,181
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	8,319	5,092	20,697	51,004	7,922	33,221	28,325	154	154,734
Special mention	—	—	869	24	—	993	4,209	—	6,095
Substandard	—	—	—	—	—	2,873	225	—	3,098
Total commercial	8,319	5,092	21,566	51,028	7,922	37,087	32,759	154	163,927
Current period gross write-offs	—	—	—	96	—	5	—	—	101
Enterprise Value
Pass	31,684	55,609	60,965	69,599	30,421	6,949	7,621	—	262,848
Special mention	—	—	2,591	5,528	1,862	2,224	705	—	12,910
Substandard	—	—	13,199	5,308	4,954	1,123	8,522	922	34,028
Total enterprise value	31,684	55,609	76,755	80,435	37,237	10,296	16,848	922	309,786
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Digital asset
Current period gross write-offs	—	—	2,124	—	—	—	—	—	2,124
Consumer
Not formally rated	—	—	—	—	—	225	46	—	271
Total consumer	—	—	—	—	—	225	46	—	271
Current period gross write-offs	43	—	—	—	—	7	—	—	50

Total loans	$137,959	$100,527	$182,674	$249,599	$70,056	$251,595	$332,164	$2,021	$1,326,595

Total current period gross write-offs	$43	$—	$2,124	$96	$—	$12	$—	$—	$2,275

(7)    Deposits

A summary of deposit balances, by type is as follows:

	At	At
	September 30,	December 31,
(In thousands)	2025	2024
Noninterest-bearing:
Demand	$280,288	$351,528
Interest-bearing:
NOW	87,268	83,270
Regular savings	90,578	132,198
Money market deposits	470,800	463,687
Certificates of deposit:
Certificate accounts of $250,000 or more	75,049	67,009
Certificate accounts less than $250,000	228,408	211,268
Total interest-bearing	952,103	957,432
Total deposits	$1,232,391	$1,308,960

At  September 30, 2025 and December 31, 2024, the aggregate amount of brokered certificates of deposit was $150.0 million and $150.2 million, respectively. All brokered certificates of deposit are in denominations less than $250,000. Listing service deposits were primarily included in savings accounts shown in the table above and totaled $11.8 million and $47.6 million at  September 30, 2025 and December 31, 2024, respectively.

(8)    Borrowings

Advances consist of funds borrowed from the Federal Home Loan Bank (the “FHLB”). Maturities of advances from the FHLB as of September 30, 2025 are summarized as follows:

(In thousands)
Fiscal Year-End
2025	$3,035
2026	138
2027	139
2028	141
2029	143
Thereafter	3,866
Total	$7,462

Advances from the FHLB are secured by qualified collateral, primarily consisting of certain commercial real estate loans, qualified mortgage-backed government securities and certain loans with mortgages secured by one- to four-family properties. As of September 30, 2025, the Company had the ability to borrow $150.8 million from the FHLB, of which $4.5 million was outstanding under a single long-term advance with an original maturity more than one year and an interest rate of 1.32%.

Borrowings from the FRB Borrower-in-Custody program are secured by a Uniform Commercial Code financing statement on qualified collateral, consisting of certain commercial loans. The Company had the ability to borrow $301.1 million from the FRB, of which $3.0 million was outstanding as of  September 30, 2025, comprised of an overnight advance with an interest rate of 4.25%.

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

The following summarizes financial instruments measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

	Fair Value Measurements at Reporting Date Using
			Significant	Significant
			Other Observable	Unobservable
			Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2025
State and municipal securities	$10,437	$—	$10,437	$—
Asset-backed securities	6,952	—	6,952	—
Government mortgage-backed securities	7,052	—	7,052	—
Total	$24,441	$—	$24,441	$—

December 31, 2024
State and municipal securities	$10,551	$—	$10,551	$—
Asset-backed securities	7,216	—	7,216	—
Government mortgage-backed securities	7,926	—	7,926	—
Total	$25,693	$—	$25,693	$—

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

The following summarizes assets measured at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2025
Loans
Enterprise value	$6,799	$—	$—	$6,799
Total	$6,799	$—	$—	$6,799

December 31, 2024
Loans
Enterprise value	$7,471	$—	$—	$7,471
Total	$7,471	$—	$—	$7,471

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2025
Loans
Enterprise value	$6,799	Business valuation	Market assumptions	0% - 5%

December 31, 2024
Loans
Enterprise value	$7,471	Business valuation	Market assumptions	0% - 5%

At September 30, 2025, the contractual balance of enterprise value loans measured at fair value on a non-recurring basis was $17.7 million, net of reserves of $10.8 million and deferred fees and costs of $136,000. At December 31, 2024, the contractual balance of loans measured at fair value on a non-recurring basis was $17.7 million, net of reserves of $10.1 million and deferred fees and costs of $126,000 for the enterprise value segment.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at September 30, 2025 and December 31, 2024:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
September 30, 2025
Financial assets:
Cash and cash equivalents	$128,881	$128,881	$—	$—	$128,881
Available-for-sale debt securities	24,441	—	24,441	—	24,441
Federal Home Loan Bank of Boston stock	1,004	N/A	N/A	N/A	N/A
Loans, net	1,250,964	—	—	1,232,914	1,232,914
Accrued interest receivable	4,210	—	4,210	—	4,210
Financial liabilities:
Deposits	1,232,391	—	1,233,025	—	1,233,025
Borrowings	7,462	—	6,572	—	6,572

December 31, 2024
Financial assets:
Cash and cash equivalents	$169,142	$169,142	$—	$—	$169,142
Available-for-sale debt securities	25,693	—	25,693	—	25,693
Federal Home Loan Bank of Boston stock	2,697	N/A	N/A	N/A	N/A
Loans, net	1,305,508	—	—	1,272,387	1,272,387
Accrued interest receivable	5,296	—	5,296	—	5,296
Assets held for sale	2,256	—	2,950	—	2,950
Financial liabilities:
Deposits	1,308,960	—	1,309,492	—	1,309,492
Borrowings	44,563	—	43,492	—	43,492

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

Federal banking agencies have established a community bank leverage ratio (“CBLR”) framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the CBLR framework and that maintains a leverage ratio, calculated as Tier 1 capital to average total consolidated assets, greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for federal law. As of September 30, 2025 and  December 31, 2024, the Bank elected to be subject to the CBLR framework and was categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual capital amounts and ratios at  September 30, 2025 and  December 31, 2024 are summarized as follows:

	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
September 30, 2025
Community Bank Leverage Ratio	$216,210	14.18%	$137,208	>	9.0%

December 31, 2024
Community Bank Leverage Ratio	$204,059	12.74%	$144,099	>	9.0%

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

Other Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal and state banking regulations restrict the amount of dividends that  may be paid in a year, without prior approval of regulatory agencies, to the net income of the Bank for the year plus the retained net income of the previous two years. For the nine months ended  September 30, 2025, the Bank reported net income of $8.4 million. For the years ended  December 31, 2024 and 2023, the Bank reported net income of $7.1 million and $10.7 million, respectively. There were no dividends paid during the nine months ended  September 30, 2025.

In  December 2024, the Company announced its receipt of non-objection from the FRB to repurchase 883,366 shares of its common stock. The Company did not repurchase any common stock under this program during the nine months ended September 30, 2025, and following its entry into the Merger Agreement on June 5, 2025, the Company suspended the repurchase program.

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

Shares held by the ESOP include the following:

	September 30, 2025	December 31, 2024
Allocated	731,046	641,288
Committed to be allocated	67,319	89,758
Unallocated	740,503	807,822
Total	1,538,868	1,538,868

The fair value of unallocated shares was approximately $9.3 million at September 30, 2025.

Total compensation expense recognized in connection with the ESOP for the three months ended  September 30, 2025 and 2024 was $283,000 and $239,000, respectively. Total compensation expense recognized for the nine months ended  September 30, 2025 and 2024 was $801,000 and $673,000.

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share	September 30,	September 30,	September 30,	September 30,
amounts)	2025	2024	2025	2024
Net income attributable to common shareholders	$2,670	$716	$7,664	$2,389

Average number of common shares issued	17,783,689	17,709,847	17,785,905	17,679,624
Less:
Average unallocated ESOP shares	(748,064)	(837,824)	(770,285)	(860,128)
Average unvested restricted stock	(137,733)	(123,619)	(155,065)	(111,133)
Average number of common shares outstanding to calculate basic earnings per common share	16,897,892	16,748,404	16,860,555	16,708,363

Effect of dilutive unvested restricted stock and stock option awards	173,801	63,210	122,244	46,495
Average number of common shares outstanding to calculate diluted earnings per common share	17,071,693	16,811,614	16,982,799	16,754,858

Earnings per common share:
Basic	$0.16	$0.04	$0.45	$0.14
Diluted	$0.16	$0.04	$0.45	$0.14

Stock options for 375,739 and 765,553 shares of common stock were not considered in computing diluted earnings per common share for the three months ended  September 30, 2025 and 2024, respectively, because they were anti-dilutive, meaning the exercise price for such options was higher than the average market price for the Company for such period. For the nine months ended  September 30, 2025 and 2024, stock options for 558,345 and 803,533 shares, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive.

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

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

●	Expected volatility is based on historical volatility of the Company’s common stock price;
●	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period;
●	The dividend yield assumption is based on the Company’s expectation of dividend payouts; and
●	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

There were no options granted during the nine months ended  September 30, 2025.

A summary of the status of the Company’s stock options for the nine months ended September 30, 2025 is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,116,092	$11.17
Granted	—	—
Forfeited	(5,000)	11.64
Expired	(3,000)	15.00
Exercised	—	—
Outstanding at September 30, 2025	1,108,092	$11.16	5.40	$1,980,000
Outstanding and expected to vest at September 30, 2025	1,108,092	$11.16	5.40	$1,980,000
Vested and Exercisable at September 30, 2025	734,871	$11.05	4.27	$1,419,000
Unrecognized compensation cost	$1,255,000
Weighted average remaining recognition period (years)	3.12

For the three months ended September 30, 2025 and 2024, expense for the stock options was $177,000 and $163,000, respectively. For the nine months ended  September 30, 2025 and 2024, expense for the stock options was $525,000 and $424,000, respectively. There were no stock options exercised during the three or nine months ended  September 30, 2025. There were no stock options exercised during the three months ended September 30, 2024 and 124,346 stock options exercised during the nine months ended  September 30, 2024 with an intrinsic value of $144,000.

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

The following table presents the activity in restricted stock awards under the Equity Plans for the nine months ended September 30, 2025:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2024	206,594	$11.40
Granted	—	—
Forfeited	(2,500)	11.64
Vested	(32,916)	12.11
Unvested restricted stock awards at September 30, 2025	171,178	$11.26
Unrecognized compensation cost	$1,437,000
Weighted average remaining recognition period (years)	3.24

For the three months ended September 30, 2025 and 2024, expense for the restricted stock awards was $195,000 and $182,000, respectively. For the nine months ended  September 30, 2025 and 2024, expense for the restricted stock awards was $578,000 and $444,000, respectively. The tax benefit from restricted awards was $54,000 and $53,000 for the three months ended September 30, 2025 and 2024, respectively. The tax benefit from restricted awards was $161,000 and $130,000 for the nine months ended  September 30, 2025 and 2024, respectively. The total fair value of shares vested during the three months ended September 30, 2025 and 2024 was $110,000 and $34,000, respectively. The total fair value of shares vested during the nine months ended  September 30, 2025 and 2024 was $392,000 and $197,000, respectively.

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For the leases that do not provide an implicit rate, the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. The Company’s lease terms  may include lease extension and termination options when it is reasonably certain that the Company will exercise the option. The Company recognized ROU assets totaling $5.4 million and $3.4 million at  September 30, 2025 and  December 31, 2024, respectively, and operating lease liabilities totaling $5.9 million and $3.9 million at  September 30, 2025 and  December 31, 2024, respectively. The lease liabilities recognized by the Company represent three leased branch locations and one loan production office.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For the three months ended  September 30, 2025 and 2024, rent expense, including variable lease components, for the operating leases totaled $139,000 and $129,000, respectively. For the nine months ended  September 30, 2025 and 2024, rent expense, including variable lease components, for the operating leases totaled $329,000 and $302,000, respectively.

The following table presents information regarding the Company’s operating leases:

	September 30,	December 31,
	2025	2024
Weighted-average discount rate	5.55%	5.83%
Range of lease expiration dates (in years)	2 - 10 years	3 - 11 years
Range of lease renewal options (in years)	0 - 30 years	0 - 30 years
Weighted-average remaining lease term (in years)	22.3 years	24.1 years

The following table presents the undiscounted annual lease payments under the terms of the Company’s operating leases at September 30, 2025 and December 31, 2024, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

	September 30,	December 31,
Fiscal Year-End	2025	2024
(In thousands)
2025	$123	$346
2026	496	357
2027	502	359
2028	418	272
2029	411	261
Thereafter	8,362	5,499
Total lease payments	10,312	7,094
Less imputed interest	(4,412)	(3,232)
Total lease liabilities	$5,900	$3,862

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

(16)    Qualified Affordable Housing Project Investments

The Bank invests in qualified affordable housing projects. At  September 30, 2025 and December 31, 2024, the balance of the investment for qualified affordable housing projects was $4.8 million and $5.4 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. Under the proportional amortization method, the Company recognized amortization expense of $177,000 and tax credits of $201,000 for the three months ended  September 30, 2025. For the three months ended  September 30, 2024, the Company recognized amortization expense of $178,000 and tax credits of $219,000. The Company recognized amortization expense of $535,000 and tax credits of $616,000 for the nine months ended  September 30, 2025. The Company recognized amortization expense of $534,000 and tax credits of $655,000 for the nine months ended  September 30, 2024.

(17)    Segment Information

The Company's sole reportable segment is determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided to him regarding the Company's banking products and services offered. Please refer to the consolidated financial statements included herein.

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

(18)    Commitments and Contingencies

As previously disclosed, on October 24, 2024, the Company received a letter from the staff of the Boston Regional Office of the SEC informing the Company that the staff had made a preliminary determination to recommend that the SEC file an action against the Company for violating certain sections of the federal securities laws (the “Wells Notice”).

As of June 30, 2025, the Bank recorded a contingency of $350,000 in connection with this matter. This contingency, originally recorded under other expenses, was reversed during the quarter ended September 30, 2025 following the Company’s receipt of a letter from the staff of the SEC’s Boston Regional Office indicating that it had concluded its investigation with no enforcement action recommended.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 is intended to assist in understanding our financial condition and results of operations. Operating results for the three- and nine-month periods ended September 30, 2025 may not be indicative of results for all of 2025 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Allowance for Credit Losses for Loans. The allowance for credit losses for loans (“ACLL”) represents management’s estimate of expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the ACLL is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACLL in future periods.

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

Recent Events

On June 5, 2025, NB Bancorp, Inc. (the “Buyer”), Needham Bank, a wholly-owned subsidiary of the Buyer, 1828 MS, Inc., a wholly owned subsidiary of the Buyer formed solely to facilitate the transaction (the “Merger Sub” and together with the Buyer and Needham Bank, “Needham”), the Company and the Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Needham will acquire the Company and the Bank through the merger of the Merger Sub with and into the Company (the “Merger”) followed by the merger of the Company with and into the Buyer, with the Buyer as the surviving entity (the “Holdco Merger”). After the Holdco Merger, at a time selected by Buyer, the Bank will merge with and into Needham Bank, with Needham Bank as the surviving entity.

Prior to the effective time of the Merger, shareholders of the Company have the right to elect to receive for each share of the Company’s common stock either (i) 0.691 shares of the Buyer’s common stock (the “Stock Consideration”) or (ii) $13.00 in cash, subject to proration procedures to ensure that holders of 50% of the shares of the Company’s common stock receive the Stock Consideration.

Provident stockholders approved the Merger on September 16, 2025 and on October 20, 2025, Needham and the Company jointly announced that all required regulatory approvals had been received to complete the proposed Merger. The expected completion date is on or about November 15, 2025, subject to the satisfaction of the remaining customary closing conditions. The Company will cease to exist as a separate legal entity after the Merger. These financial statements were prepared on a going concern basis and not on the liquidation basis of accounting. Accordingly, these financial statements do not reflect the accounting for the Merger that is expected to close on or about November 15, 2025.

At the effective time of the merger, all outstanding Provident restricted stock awards under the Provident equity plans will accelerate and fully vest, and be converted into the right for the holder to receive the merger consideration. At the effective time of the merger, each option to purchase shares of Provident common stock (a “Provident stock option”) that is outstanding and unexercised will fully vest and be canceled, and the holder will receive an amount of cash equal to the product of (1) the number of shares of Provident common stock provided for in each such Provident stock option, and (2) the excess, if any, of the sum of $6.50 and 0.50 times the product of 0.691 times the Buyer VWAP, as defined in the Merger Agreement, (the “per share cash equivalent consideration”) over the exercise price of the option. Any Provident stock option for which the exercise price exceeds the per share cash equivalent consideration will be cancelled as of the effective time without payment.

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (the “Act”). The Company is currently evaluating income tax implications of the Act. The Company does not expect the Act to have a material impact on the Company’s financial statements.

Balance Sheet Analysis

Assets. Total assets were $1.49 billion at September 30, 2025, a decrease of $101.5 million, or 6.4%, from $1.59 billion at December 31, 2024.

Cash and Cash Equivalents. Cash and cash equivalents decreased $40.3 million, or 23.8%, to $128.9 million at September 30, 2025, compared to $169.1 million at December 31, 2024, primarily due to a decrease in deposits. For more information on cash sources and uses please refer to “– Liquidity and Capital Resources”.

Loan Portfolio Analysis. Net loans were $1.25 billion at September 30, 2025, a decrease of $54.5 million, or 4.2%, from December 31, 2024. Since December 31, 2024, the decrease in the loan portfolio was primarily due to the Company's strategy to target a sharp reduction to its enterprise value loan exposure, which decreased $77.8 million, or 25.1%, partially offset by growth in the commercial real estate portfolio of $38.0 million, or 6.8%.

Loan Portfolio Concentrations. The following table provides information with respect to our loan portfolio concentrations at September 30, 2025 and December 31, 2024:

	At September 30, 2025		At December 31, 2024
(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$597,361	46.98%	$559,325	42.16%
Construction and land development	29,895	2.35	28,097	2.12
Residential real estate	4,972	0.39	6,008	0.45
Mortgage warehouse	252,208	19.84	259,181	19.54
Commercial	154,858	12.18	163,927	12.36
Enterprise value	231,991	18.25	309,786	23.35
Consumer	93	0.01	271	0.02
Total loans	1,271,378	100.00%	1,326,595	100.00%
Allowance for credit losses for loans	(20,414)		(21,087)
Net loans	$1,250,964		$1,305,508

Commercial Real Estate Concentrations. The following table provides information with respect to our commercial real estate concentrations at September 30, 2025 and December 31, 2024:

	At September 30, 2025			At December 31, 2024
		Percent of	Percent of		Percent of	Percent of
(Dollars in thousands)	Amortized cost	commercial real estate	total loans	Amortized cost	commercial real estate	total loans
Industrial/manufacturing/warehouse	$99,856	16.71%	7.85%	$93,551	16.73%	7.05%
Self-storage facility	78,915	13.21	6.21	80,301	14.36	6.05
Multifamily	75,536	12.64	5.94	67,068	11.99	5.06
Office	61,215	10.25	4.81	62,228	11.13	4.69
Mixed use	43,892	7.35	3.45	44,322	7.92	3.34
Mobile home park	40,617	6.80	3.19	32,124	5.74	2.42
Hotel/motel/inn	39,004	6.53	3.07	40,118	7.17	3.02
Campground/RV park	34,271	5.74	2.70	22,176	3.96	1.67
Retail	28,798	4.82	2.27	20,621	3.69	1.55
Residential one-to-four family	28,247	4.73	2.22	27,699	4.95	2.09
Other commercial real estate	67,010	11.22	5.27	69,117	12.36	5.22
Total	$597,361	100.00%	46.98%	$559,325	100.00%	42.16%

Enterprise Value Concentrations. The Bank has focused on reducing the risk exposure in this portfolio, which has included building our credit management practices with improved analytics that provide for enhanced monitoring of early warning risk indicators. This effort has resulted in more detailed industry information, as noted in the table below, where loans previously classified as Other were re-classified during the first quarter of 2025 to improve the reporting of our concentrations and industry diversification. The following table provides information with respect to our enterprise value concentrations at September 30, 2025 and December 31, 2024:

	As of September 30, 2025			At December 31, 2024
		Percent of	Percent of		Percent of	Percent of
(Dollars in thousands)	Amortized cost	enterprise value	total loans	Amortized cost	enterprise value	total loans
Consulting services	$44,875	19.34%	3.53%	$61,840	19.96%	4.66%
Healthcare and social assistance	34,312	14.79	2.70	33,352	10.77	2.51
Professional services	30,989	13.36	2.44	37,898	12.23	2.86
Advertising	24,338	10.49	1.91	36,464	11.77	2.75
Construction	23,994	10.34	1.89	13,895	4.49	1.05
Personal services	21,938	9.46	1.72	26,035	8.40	1.96
Industrial/manufacturing/warehouse	18,641	8.04	1.47	24,697	7.97	1.86
Real estate services	16,540	7.13	1.30	27,935	9.02	2.11
Other	16,364	7.05	1.29	47,670	15.39	3.59
Total	$231,991	100.00%	18.25%	$309,786	100.00%	23.35%

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies, uniform underwriting criteria, and providing prompt attention to potential problem loans. Management of asset quality is accomplished through strong internal controls, monitoring and reporting of key risk indicators, and both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk to identify loan weakness in order to minimize loan loss exposure. From the time of loan origination through final repayment, commercial real estate, enterprise value, construction and land development and commercial loans are assigned a risk rating. We use an internal loan grading system and formally review the ratings annually for most loans, in addition to an independent third-party review.

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

Delinquencies. Total past due loans increased $6.9 million to $9.1 million at September 30, 2025 from $2.2 million at December 31, 2024. The increase was primarily driven by a $5.6 million enterprise value relationship that went on non-accrual status after becoming more than 90 days past due during the second quarter of 2025. This relationship was individually analyzed for reserves as of September 30, 2025 and, based on a third-party valuation which indicated sufficient collateral, the Bank has not taken a reserve against this relationship.

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

The following table sets forth information regarding our non-performing assets at the dates indicated:

(Dollars in thousands)	At September 30, 2025	At December 31, 2024
Non-accrual loans:
Commercial real estate	$53	$57
Residential real estate	414	366
Commercial	1,511	1,543
Enterprise value	32,422	18,920
Consumer	—	1
Total non-accrual loans	34,400	20,887
Total non-performing assets	$34,400	$20,887

Allowance for credit losses for loans as a percent of non-performing loans	59.34%	100.96%
Non-performing loans as a percent of total loans (1)	2.71%	1.57%
Non-performing loans as a percent of total assets	2.31%	1.31%

(1)	Loans are presented at amortized cost.

Non-accrual loans increased $13.5 million, or 64.7%, to $34.4 million, or 2.71% of total loans outstanding at September 30, 2025, from $20.9 million, or 1.57% of total loans outstanding at December 31, 2024. The increase in non-accrual loans as of September 30, 2025 was primarily driven by a $10.5 million enterprise value relationship that was placed on non-accrual status and individually analyzed for reserves during the first quarter of 2025. During the second quarter of 2025, the Bank executed a workout transaction that included a $1.0 million paydown and a $9.5 million extension of credit to a new operator. This relationship will remain on non-accrual status until consistent performance is demonstrated. Also, contributing to the increase in non-accrual loans was the $5.6 million enterprise value relationship that was placed on non-accrual status after becoming 90 days past due during the second quarter of 2025.

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

Activity in the Allowance for Credit Losses for Loans. The following table sets forth activity in our allowance for credit losses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Allowance at beginning of period	$21,087	$21,571
Credit loss (benefit) expense for loans	(667)	2,590
Charge-offs:
Commercial	18	101
Digital asset	—	2,124
Consumer	33	37
Total charge-offs	51	2,262

Recoveries:
Residential real estate	14	2
Commercial	31	18
Consumer	—	4
Total recoveries	45	24

Net charge-offs	6	2,238

Allowance at end of period	$20,414	$21,923

Allowance to total loans outstanding at end of period	1.61%	1.56%
Net charge-offs to average loans outstanding during the period (annualized)	—%	0.22%

The decrease in the allowance between September 30, 2025 and September 30, 2024 was primarily due to a $116.2 million, or 33.4%, decrease of the enterprise value portfolio between those two periods.

Deposits. Total deposits were $1.23 billion at September 30, 2025, a decrease of $76.6 million, or 5.8%, from $1.31 billion at December 31, 2024. This decrease was primarily due to a $40.6 million, or 3.7%, decrease in retail deposits and a $35.8 million, or 75.2%, decrease in listing service deposits.

The following table sets forth the distribution of total deposits by account type at the dates indicated:

	At September 30, 2025		At December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing:
Retail deposits
Demand	$280,288	22.74%	$351,528	26.86%
Interest-bearing:
Retail deposits
NOW	87,268	7.08%	83,270	6.36%
Regular savings	78,766	6.39%	87,340	6.67%
Money market deposits	470,800	38.20%	463,686	35.42%
Certificates of deposit	153,457	12.45%	125,365	9.58%
Brokered deposits
Money market deposits	—	—%	1	—%
Certificates of deposit	150,000	12.17%	150,189	11.47%
Listing service deposits
Regular savings	11,812	0.97%	44,858	3.43%
Certificates of deposit	—	—%	2,723	0.21%
Total	$1,232,391	100.00%	$1,308,960	100.00%

Borrowings. Total borrowings were $7.5 million at September 30, 2025, a decrease of $37.1 million, or 83.3%, from December 31, 2024, reflecting a proactive liquidity management strategy that resulted in a reduced need to utilize short-term funding for current operations.

Shareholders’ Equity. As of September 30, 2025, shareholders’ equity totaled $241.0 million, an increase of $9.9 million, or 4.3%, from December 31, 2024, primarily due to the Company's net income. Shareholders’ equity to total assets was 16.2% at September 30, 2025, compared to 14.5% at December 31, 2024. Book value per share was $13.55 at September 30, 2025, an increase from $12.99 at December 31, 2024. As of September 30, 2025, the Bank was categorized as well capitalized under the Federal Deposit Insurance Corporation regulatory framework for prompt corrective action.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

General. The Company reported net income for the quarter ended September 30, 2025 of $2.7 million, or $0.16 per diluted share, compared to net income of $716,000, or $0.04 per diluted share, for the quarter ended September 30, 2024. The Company’s return on average assets was 0.70% for the quarter ended September 30, 2025, compared to 0.18% for the quarter ended September 30, 2024. The Company's return on average equity was 4.45% for the quarter ended September 30, 2025, compared to 1.27% for the quarter ended September 30, 2024.

Net Interest and Dividend Income. Net interest and dividend income was $13.2 million, an increase of $777,000, or 6.3%, compared to the quarter ended September 30, 2024. The interest rate spread and net interest margin were 2.63% and 3.67%, respectively, for the quarter ended September 30, 2025, compared to 2.19% and 3.38%, respectively, for the quarter ended September 30, 2024.

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

	For the Three Months Ended
	September 30, 2025			September 30, 2024
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,278,662	$19,606	6.13%	$1,359,712	$21,257	6.25%
Short-term investments	134,014	1,484	4.43%	78,925	932	4.72%
Debt securities available-for-sale	24,360	172	2.82%	27,367	201	2.94%
Federal Home Loan Bank stock	1,984	48	9.68%	3,476	39	4.49%
Total interest-earning assets	1,439,020	21,310	5.92%	1,469,480	22,429	6.11%
Noninterest earning assets	84,381			94,258
Total assets	$1,523,401			$1,563,738
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$100,987	$204	0.81%	$155,726	$898	2.31%
Money market accounts	474,957	4,023	3.39%	479,276	4,823	4.03%
NOW accounts	84,974	333	1.57%	79,527	311	1.56%
Certificates of deposit	298,997	3,317	4.44%	231,373	3,036	5.25%
Total interest-bearing deposits	959,915	7,877	3.28%	945,902	9,068	3.83%
Borrowings
Short-term borrowings	20,196	219	4.34%	66,727	916	5.49%
Long-term borrowings	8,604	28	1.30%	9,607	36	1.50%
Total borrowings	28,800	247	3.43%	76,334	952	4.99%
Total interest-bearing liabilities	988,715	8,124	3.29%	1,022,236	10,020	3.92%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	283,626			305,124
Other noninterest-bearing liabilities	11,184			10,377
Total liabilities	1,283,525			1,337,737
Total equity	239,876			226,001
Total liabilities and equity	$1,523,401			$1,563,738
Net interest income		$13,186			$12,409
Interest rate spread (2)			2.63%			2.19%
Net interest-earning assets (3)	$450,305			$447,244
Net interest margin (4)			3.67%			3.38%
Average interest-earning assets to interest-bearing liabilities	145.54%			143.75%

(1)	Interest earned/paid on loans includes $679,000 and $796,000 in loan fee income for the three months ended September 30, 2025 and September 30, 2024, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	For the Three Months Ended September 30, 2025
	Compared to the Three Months Ended September 30, 2024
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$(402)	$(1,249)	$(1,651)
Short-term investments	(61)	613	552
Debt securities available-for-sale	(8)	(21)	(29)
Federal Home Loan Bank stock	31	(22)	9
Total interest-earning assets	(440)	(679)	(1,119)
Interest-bearing liabilities:
Savings accounts	(450)	(244)	(694)
Money market accounts	(757)	(43)	(800)
NOW accounts	1	21	22
Certificates of deposit	(517)	798	281
Total interest-bearing deposits	(1,723)	532	(1,191)
Borrowings
Short-term borrowings	(161)	(536)	(697)
Long-term borrowings	(4)	(4)	(8)
Total borrowings	(165)	(540)	(705)
Total interest-bearing liabilities	(1,888)	(8)	(1,896)
Change in net interest income	$1,448	$(671)	$777

Interest and Dividend Income. Total interest and dividend income was $21.3 million for the quarter ended September 30, 2025, a decrease of $1.1 million, or 5.0%, from the quarter ended September 30, 2024. The Company’s yield on interest-earning assets was 5.92% for the quarter ended September 30, 2025, down 19 basis from the quarter ended September 30, 2024. Interest and fees on loans decreased $1.7 million, or 7.8%, from the quarter ended September 30, 2024. This decrease was primarily driven by a decrease in the average balance of loans of $81.1 million, or 6.0%, from September 30, 2024 and a decrease in the yield on loans to 6.13% for the quarter, which represents a decrease of 12 basis points from the quarter ended September 30, 2024.

Interest Expense. Total interest expense was $8.1 million for the quarter ended September 30, 2025, a decrease of $1.9 million, or 18.9%, from the quarter ended September 30, 2024. This decrease was primarily due to a $1.2 million, or 13.1%, decrease in interest on deposits, primarily driven by a 55 basis point reduction in the cost of interest-bearing deposits to 3.28% for the quarter ended September 30, 2025, compared to 3.83% for the quarter ended September 30, 2024. The Company’s total cost of interest-bearing liabilities was 3.29% for the quarter ended September 30, 2025, a decrease of 63 basis points from the quarter ended September 30, 2024.

Provision for Credit Losses. The Company recognized a $418,000 credit loss benefit for the quarter ended September 30, 2025, compared to a $1.7 million provision for the quarter ended September 30, 2024. The benefit for the quarter ended September 30, 2025 was primarily driven by a reduction in pooled reserves, largely reflecting a decline in total loans, specifically within the enterprise value portfolio, which typically carries a higher reserve rate than other loan categories. The $1.7 million provision for the quarter ended September 30, 2024 was primarily due to an additional $1.7 million reserve on a $17.6 million enterprise value relationship.

Noninterest Income. Noninterest income was $1.6 million for the quarter ended September 30, 2025 a decrease of $150,000, or 8.8%, from the quarter ended September 30, 2024.

Noninterest Expense. Noninterest expense was $11.4 million for the quarter ended September 30, 2025, compared to $11.6 million for the quarter ended September 30, 2024.

Income Tax Expense. The Company recorded an income tax provision of $1.1 million for the quarter ended September 30, 2025, reflecting an effective tax rate of 28.4%, compared to a $132,000, or an effective tax rate of 15.6%, for the quarter ended September 30, 2024. The increase in the effective tax rate for the current quarter was primarily due to nondeductible merger-related expenses.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

General. The Company reported net income for the nine months ended September 30, 2025 of $7.7 million, or $0.45 per diluted share, compared to $2.4 million, or $0.14 per diluted share, for the nine months ended September 30, 2024. The Company’s return on average assets was 0.67% for the nine months ended September 30, 2025, compared to 0.20% for the nine months ended September 30, 2024. The Company's return on average equity was 4.32% for the nine months ended September 30, 2025, compared to 1.41% for the nine months ended September 30, 2024.

Net Interest and Dividend Income. Net interest and dividend income was $39.6 million, an increase of $2.8 million, or 7.4%, compared to $36.8 million for the nine months ended September 30, 2024. The interest rate spread and net interest margin were 2.68% and 3.70%, respectively, for the nine months ended September 30, 2025, compared to 2.19% and 3.34%, respectively, for the nine months ended September 30, 2024.

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

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (5)	Balance	Paid	Rate (5)
Assets:
Interest-earning assets:
Loans (1)	$1,296,782	$58,998	6.07%	$1,337,289	$61,637	6.15%
Short-term investments	104,179	3,481	4.46%	101,539	3,979	5.22%
Debt securities available-for-sale	24,909	543	2.91%	27,694	612	2.95%
Federal Home Loan Bank stock	2,423	168	9.24%	2,379	108	6.05%
Total interest-earning assets	1,428,293	63,190	5.90%	1,468,901	66,336	6.02%
Noninterest earning assets	88,020			99,161
Total assets	$1,516,313			$1,568,062
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$108,709	$682	0.84%	$204,892	$4,505	2.93%
Money market accounts	456,496	11,512	3.36%	463,632	13,560	3.90%
NOW accounts	83,420	985	1.57%	77,373	718	1.24%
Certificates of deposit	285,124	9,328	4.36%	237,760	9,232	5.18%
Total interest-bearing deposits	933,749	22,507	3.21%	983,657	28,015	3.80%
Borrowings
Short-term borrowings	33,971	1,007	3.95%	32,242	1,375	5.69%
Long-term borrowings	9,214	88	1.27%	9,642	98	1.36%
Total borrowings	43,185	1,095	3.38%	41,884	1,473	4.69%
Total interest-bearing liabilities	976,934	23,602	3.22%	1,025,541	29,488	3.83%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	293,472			305,849
Other noninterest-bearing liabilities	9,138			10,977
Total liabilities	1,279,544			1,342,367
Total equity	236,769			225,695
Total liabilities and equity	$1,516,313			$1,568,062
Net interest income		$39,588			$36,848
Interest rate spread (2)			2.68%			2.19%
Net interest-earning assets (3)	$451,359			$443,360
Net interest margin (4)			3.70%			3.34%
Average interest-earning assets to interest-bearing liabilities	146.20%			143.23%

(1)	Interest earned/paid on loans includes $2.1 million and $2.2 million in loan fee income for the nine months ended September 30, 2025 and September 30, 2024, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	For the Nine Months Ended September 30, 2025
	Compared to the Nine Months Ended September 30, 2024
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$(789)	$(1,850)	$(2,639)
Short-term investments	(599)	101	(498)
Debt securities available-for-sale	(8)	(61)	(69)
Federal Home Loan Bank stock	58	2	60
Total interest-earning assets	(1,338)	(1,808)	(3,146)
Interest-bearing liabilities:
Savings accounts	(2,307)	(1,516)	(3,823)
Money Market accounts	(1,842)	(206)	(2,048)
NOW accounts	207	60	267
Certificates of deposit	(1,581)	1,677	96
Total interest-bearing deposits	(5,523)	15	(5,508)
Borrowings
Short-term borrowings	(438)	70	(368)
Long-term borrowings	(6)	(4)	(10)
Total borrowings	(444)	66	(378)
Total interest-bearing liabilities	(5,967)	81	(5,886)
Change in net interest income	$4,629	$(1,889)	$2,740

Interest and Dividend Income. Total interest and dividend income was $63.2 million for the nine months ended September 30, 2025, a decrease of $3.1 million, or 4.7%, from the nine months ended September 30, 2024. The Company’s yield on interest-earning assets was 5.90% for the nine months ended September 30, 2025, down 12 basis points from the nine months ended September 30, 2024. Interest and fees on loans decreased $2.6 million, or 4.3%, from the nine months ended September 30, 2024. This decrease was primarily driven by a decrease in the average balance of loans of $40.5 million, or 3.0%, from September 30, 2024 and in the yield on loans to 6.07% for the nine months ended September 30, 2025, which represents a decrease of eight basis points from the nine months ended September 30, 2024.

Interest Expense. Total interest expense was $23.6 million for the nine months ended September 30, 2025, a decrease of $5.9 million, or 20.0%, from the nine months ended September 30, 2024. The decrease was driven by a 59 basis point decrease in the average cost of interest-bearing deposits, from 3.80% to 3.21% and a decrease in the average balance of deposits, primarily due to a decrease in higher-cost savings accounts obtained through listing services. Interest expense on deposits was $22.5 million for the nine months ended September 30, 2025, a decrease of $5.5 million, or 19.7%, from $28.0 million for the nine months ended September 30, 2024. The Company's total cost of interest-bearing liabilities was 3.22% for the nine months ended September 30, 2025, a decrease of 61 basis points from 3.83% for the nine months ended September 30, 2024. The decrease in interest expense compared to the prior year reflects the Bank’s proactive management of deposit pricing in response to prevailing interest rate trends, as well as a strategic balancing of funding sources in anticipation of rate movements and liquidity needs.

Provision for Credit Losses. The Company recognized an $808,000 credit loss benefit for the nine months ended September 30, 2025, compared to a provision of $2.6 million for the nine months ended September 30, 2024. The credit loss benefit for the nine months ended September 30, 2025 was primarily driven by a reduction in pooled reserves, largely reflecting a decline in total loans, specifically within the enterprise value portfolio, which typically carries a higher reserve rate than other loan categories. This benefit was partially offset by a year-to-date increase of $662,000 in individually analyzed reserves, primarily recorded in the first quarter of 2025.

Noninterest Income. Noninterest income was $5.2 million for the nine months ended September 30, 2025, an increase of $582,000, or 12.7%, from the nine months ended September 30, 2024. Noninterest income included a $745,000 gain on a sale/leaseback transaction for the Bank's main office building that was recognized during the second quarter of 2025.

Noninterest Expense. Noninterest expense was $35.0 million for the nine months ended September 30, 2025, compared to $35.9 million for the nine months ended September 30, 2024. The $948,000, or 2.6%, decrease was primarily due to decreases in professional fees of $582,000, or 18.8%. Nondeductible merger-related expenses totaled $847,000 for the nine months ended September 30, 2025 and were more than offset by continued improvements in organizational efficiency.

Income Tax Expense. The Company recorded an income tax provision of $2.9 million for the nine months ended September 30, 2025, reflecting an effective tax rate of 27.8%, compared to $571,000, or an effective tax rate of 19.3%, for the nine months ended September 30, 2024. The increase in the effective tax rate was primarily due to non-deductible merger-related expenses.

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

The following table presents the estimated changes in net interest income of the Company that would result from changes in market interest rates over the twelve-month period beginning September 30, 2025:

	At September 30, 2025
(Dollars in thousands)	Estimated Net Interest Income Over Next 12 Months	Change
Changes in Interest Rates (Basis Points)
300	$52,618	(6.40)%
200	53,908	(4.10)%
100	55,112	(1.90)%
0	56,208	—
(100)	56,147	(0.10)%
(200)	55,599	(1.10)%
(300)	54,399	(3.20)%

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

The following table presents the estimated changes in EVE of the Company that would result from changes in market interest rates as of September 30, 2025:

	At September 30, 2025
(Dollars in thousands)	Economic Value of Equity	Change
Changes in Interest Rates (Basis Points)
300	$279,090	(5.50)%
200	284,269	(3.80)%
100	290,675	(1.60)%
0	295,346	—
(100)	293,790	(0.50)%
(200)	287,893	(2.50)%
(300)	275,933	(6.60)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2025, cash and cash equivalents totaled $128.9 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $24.4 million at September 30, 2025. Warehouse loans, which have a short-term duration, totaled $219.5 million as of September 30, 2025, also provide an additional source of liquidity.

At September 30, 2025, we had a borrowing capacity of $150.8 million with the Federal Home Loan Bank of Boston, of which a single advance with an original maturity of greater than one year, totaling $4.5 million was outstanding. At September 30, 2025, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $301.1 million, of which $3.0 million was outstanding at September 31, 2025.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At September 30, 2025 and December 31, 2024, we had $1.4 million and $15.0 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at September 30, 2025 and December 31, 2024, we had $139.7 million and $156.5 million in unadvanced funds to borrowers, respectively. We also had $1.7 million and $1.5 million in outstanding letters of credit at September 30, 2025 and December 31, 2024, respectively.

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

BankProv is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks and the FDIC. At September 30, 2025, BankProv exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 – Regulatory Capital of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Market Risk”

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

As previously disclosed on October 24, 2024, the Company received a letter from the staff of the Boston Regional Office of the SEC informing the Company that the staff had made a preliminary determination to recommend that the SEC file an action against the Company for violating certain sections of the federal securities laws (the “Wells Notice”).

As of June 30, 2025, the Bank recorded a contingency of $350,000 in connection with this matter. This contingency, originally recorded under other expenses, was reversed during the quarter ended September 30, 2025 following the Company’s receipt of a letter from the staff of the SEC’s Boston Regional Office indicating that it had concluded its investigation with no enforcement action recommended.

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

(c)

In December 2024, the Company announced its receipt of non-objection from the FRB to repurchase 883,366 shares of its common stock. The Company did not repurchase any common stock under this program during the nine months ended September 30, 2025, and following its entry into the Merger Agreement on June 5, 2025, the Company suspended the repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at September 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date: November 7, 2025	/s/ Joseph B. Reilly
Joseph B. Reilly
President and Chief Executive Officer

Date: November 7, 2025	/s/ Kenneth R. Fisher
Kenneth R. Fisher
Executive Vice President and Chief Financial Officer